Form 10KSB
period 1998-05-31
CASH TECHNOLOGIES INC
filed 1998-10-20
CIK 1022964

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended                May 31, 1998
                          ---------------------------------------

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                     to
                                      -----------------       ----------------

Commission file number  000-24569
                      ---------------------------------------------------------

                            CASH TECHNOLOGIES, INC.
 ------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


           Delaware                                       95-4558331
---------------------------------                    ------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                       Identification No.)


1434 W. 11/TH/ Street Los Angeles, CA                        90015
-------------------------------------------                ----------
(Address of Principal Executive Offices)                   (Zip Code)

                                (213) 745-2000
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                             Name of Each Exchange
 Title of Each Class                          on Which Registered
----------------------                       ---------------------

         None                                         None
----------------------                       ---------------------

         None                                         None
----------------------                       ---------------------

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.01 Par Value
  ---------------------------------------------------------------------------
                                (Title of Class)

  ---------------------------------------------------------------------------
                                (Title of Class)


   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(D) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The Company's gross revenues for its Fiscal year ended May 31, 1998 was $55,529,942 and its net revenues was $878,852. Gross revenue do not represent revenue under generally accepted accounting principles. See "Management Discussion and Analysis".

   On October 7, 1998, the aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $6.25 at which the stock was sold on such date was approximately $14,297,537.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

   On October 7, 1998, there were 3,488,665 shares of Common Stock, $.01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   None.

                                     PART I

     In addition to historical information, the information included in this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately, "intends," "plans," "pro forma, "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: market acceptance of the Company's products, limited marketing experience, uncertainty of product development, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.

     On July 9, 1998, the Company's registration statement for its initial public offering was declared effective. The offering consisted of 1,485,000 shares of the Company's Common Stock with an initial offering price of $7.00 per share. Starr Securities, Inc. and Gunn Allen Financial, Inc. acted as underwriters for the Company's initial public offering. The Company received gross proceeds (without deduction for commissions and expenses) of approximately $10,395,000 in the offering and net proceeds of approximately $8,845,000. On August 18, 1998, the underwriters exercised the overallotment option and purchased an additional 172,750 shares from the Company, the result of which the Company received gross proceeds (without deduction for commissions and expenses) of approximately $1,209,250 and net proceeds of approximately $1,055,070.

ITEM 1.   DESCRIPTION OF BUSINESS

     The Company is primarily engaged in the business of purchasing loose United States coin and paper currency, which it generally purchases in bulk, typically at a discount of between 1% and 2% from face value, and then processes (i.e., counts, sorts and/or wraps). The Company either promptly resells the processed coin and currency at face value plus a small fee (typically $1.00 to $2.00 per box of 50 rolls of coins and 50c to $1.00 per $1,000 worth of bills sorted) to a variety of retail customers, including supermarkets, or deposits it at face value at the Federal Reserve Bank for credit to the Company's account.

     The Company believes that its coin processing services, which are generally utilized by small and medium-sized businesses, provide a rapid, accurate and cost efficient alternative to banks, armored car services and internal processing facilities for disposing of and processing large quantities of loose coins. The Company currently purchases most of its coin and currency from cash-intensive businesses, such as pay phone owners, newspaper distributors, laundromats and vending machine operators, who do not wish to incur the internal labor costs associated with sorting, bagging and tagging loose coin, the expense of hiring armored cars required for delivery to banks for deposit and the related bank processing charges. The Company offers these businesses the convenience and cost savings inherent in the ability to use the transportation method of their choice to dispose of coins at the Company's facilities without pre-sorting or bagging. The Company typically pays its customers more promptly than banks and allows customers to wait at its facilities for payment once deposited coin and currency is processed. In addition, unlike banks, the Company is also able to offer its customers detailed reports itemizing the amounts of coin generated at particular locations over any specified periods.

     In 1995, the Company, perceiving the opportunity to provide individuals and small businesses with a convenient method for disposing of accumulated loose coin without the need for pre-sorting or wrapping, commenced marketing the CoinBank(R) machine. The CoinBank(R) machine is an automated, self-service coin counting and processing machine which accepts and counts loose coins placed in it by hand and generates a receipt (for the gross amount less a service fee of typically 7%) which can either be deposited to a bank account or exchanged for currency. The Company typically installs CoinBank(R) machines at banks and retail stores, which are able to offer CoinBank(R) machines as an additional service to their customers while receiving a small percentage of customer fees. At May 31, 1998, the Company had installed a total of 124 CoinBank(R) machines at locations in Southern California, of which 118 were installed in selected branches of seven banks, two of which were located at gas station mini-marts, one at a local grocery store and three of which were located at two check cashing establishments. The Company had installed one CoinBank(R) machine on a trial basis at a Barclay's Bank branch in Hanley, England. The Company intends to focus its efforts on marketing CoinBank(R) machines and therefore expects that revenues generated from the operation of CoinBank(R) machines will eventually become an increasing source of the Company's future revenues. The Company's current operations, including its coin processing facility, are located primarily in Southern California. The Company has been utilizing a portion of the proceeds from its initial public offering to increase its marketing and installation of CoinBank(R) machines at a variety of banks and retail locations located in the Los Angeles metropolitan area and in other selected cities in the United States.

     The Company was incorporated in Delaware in August 1995 as Continental Cash Processors, Inc. and changed its name to Cash Technologies, Inc. in January 1996. Unless the context otherwise requires, references herein to "the Company" include Cash Technologies, Inc. and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation incorporated in May 1994, which became a subsidiary of the Company in January 1996 and CoinBank(R) Automated Systems, Inc. ("CAS"), a Delaware corporation incorporated in November 1995. The Company's executive offices are located at 1434 West 11th Street, Los Angeles, California 90015, and its telephone number is (213) 745-2000.

MARKET OVERVIEW

A significant number of companies, including pay phone owners, laundry and vending machine operators, newspaper distributors, parking meter collectors and many individuals, including those who work in service industries and receive frequent tips, accumulate substantial quantities of loose coins in the course of providing services and products. Many commercial enterprises, including grocery stores, pharmacies, check cashing institutions and other retail businesses that provide large amounts of change to consumers in exchange for purchases, continually require significant quantities of coins. According to the United States Department of the Treasury, at July 31, 1998, approximately $24.7 billion worth of U.S. coins were in circulation in the economy.

     CoinBank(R) machines offer small businesses and individuals the opportunity to dispose of excess coin at a discount from face value without the inconvenience and costs associated with sorting, counting and wrapping coins for deposit according to bank specifications. CoinBank(R) machines also provide banks with an alternative means of providing coin deposit services without the overhead expenses involved in handling wrapped coin, for which services banks generally do not charge fees to their smaller customers. The Company expects that, as the number of CoinBank(R) machines installed increases, CoinBank(R) machines will become the Company's primary source of purchased coin and revenue.

     In addition, the traditional method of disposing of large quantities of loose coins for more convenient forms of money is to deposit coins with banks, wrapped in canvas bags in prescribed amounts, tagged and sealed pursuant to the requirements of the Federal Reserve Bank. This is frequently a time-consuming and costly process, and most large commercial depositors establish in-house operations in order to undertake the labor-intensive tasks of sorting and counting coins and transporting them to banks for deposit. Waiting for banks to verify amounts of coins and clear deposits can frequently take up to several days, often entails detailed documentation and generally requires the payment of bank service fees for deposits of large amounts of coins by commercial customers.

COIN PROCESSING FACILITY

     The Company operates a coin processing facility in Los Angeles, California, at which it counts loose coin and currency, which it purchases in bulk from a variety of commercial institutions at a small discount from face value. The Company then sorts, wraps and resells the processed coin and currency to various retail customers at face value plus a small fee or deposits it at face value at the Federal Reserve Bank for credit to the Company's account.

     The Company's coin processing facility, which currently operates from 7:30 a.m. to 5:00 p.m., Monday through Friday, uses proprietary computerized software systems to track inventory and verify customer payments. Coin counting machines count and sort 6,000 to 10,000 coins per minute, depending upon the mix of coins, and coin wrapping machines wrap rolls of coins at a rate of approximately 150 rolls of coins per minute. The Company processes an aggregate of approximately four tons of coins a day or approximately two million dollars' worth of coins per month. The coin counting machines are calibrated daily by running known quantities of coins repeatedly through the machines and adjusting for errors to ensure accuracy. Cash inventory is taken daily and balanced against computer reported totals.

     Various businesses, including large vending machine and pay phone operators, transport bulk quantities of coin and currency directly to the Company's coin processing facility for counting and sale to the Company at pre-arranged appointment times. The Company delivers a check or transfers funds by wire to the customer's account in an amount equal to the face value of the gross amount of the cash received, less a discount of typically between 1% and 3% from face value. Disputed calculations may be recounted or compared with the hard-copy printout produced by the Company's counting machines.

     Once counted and purchased, bags of sorted coins are briefly stored in the Company's vault inventory to be later wrapped according to denomination in paper rolls by coin wrapping machines. Conveyor belts transport the wrapped paper rolls to boxing equipment which organize the rolls and place them in boxes to be sealed and briefly returned to the Company's inventory.

     The Company sells sorted, wrapped and boxed coins to various retail buyers at face value plus a small fee. Certain retail enterprises, including supermarkets and transportation companies, hire armored car carriers to pick up wrapped coin from the Company's facilities. Excess unsold quantities of cash are deposited in the Company's bank account.

     The Company also has a currency counting operation, which counts currency that the Company receives, and then packages and sells the currency to the Company's retail customers.

     The Company intends to purchase additional cash counting, processing and handling equipment and related computer systems as processing volume increases from the installation of CoinBank(R) machines, and as equipment becomes outdated or worn out over time.

     In addition to processing coin and currency, the Company has processed and wrapped transportation "tokens" and currency for governmental agencies. During 1995, the Company wrapped sixteen million bus tokens pursuant to a completed contract with the Los Angeles County Metropolitan Transportation Authority ("LACMTA"). The Company was also awarded a contract to count, process and purchase currency for the LACMTA for the period from April 1, 1997 to March 31, 1998 for a fee of slightly less than 1% of all currency processed. The Company processed and purchased an aggregate of $33,472,000 worth of tokens pursuant to this contract. The contract was renewed for an additional six month period through March 31, 1999 and is permitted to be renewed for two additional six month periods according to its terms. The Company anticipates processing approximately $50 million worth of tokens per annum for LACMTA under the contract. From time to time, the Company may submit bids for additional similar contracts. There can be no assurance, however, that it will be awarded any contract for which it submits a bid. Revenues generated from the LACMTA accounted for approximately 65% of the Company's revenues for the fiscal year ended May 31, 1998.

COINBANK(R) MACHINES

     In December 1995, the Company commenced marketing CoinBank(R) machines, automated self-service coin counting and processing machines designed to accept and count loose coins for a fee. The CoinBank(R) machine is a free-standing machine that incorporates hardware and electronic components and certain software. As of September 30, 1998, the Company has developed three different CoinBank(R) machine models, with variations in coin storage capacity, customer interfaces and external appearance. The most recently developed CoinBank(R) machine model is approximately 65" high, 30" wide and 28" deep and contains a large color interactive touch screen which provides the user prompts as to how to use the machine and which may be used for advertising displays, a credit/debit card reader (some versions support smart cards), an encryption PIN pad, a pre-paid phone card dispenser, a Pentium PC and a thermal printer. Previous models were slightly smaller and did not contain a computer screen. Customers place batches of coins into a CoinBank(R) machine's hopper which feeds coins past a set of sensors that electronically measure the thickness, diameter and metallic properties of each coin. The CoinBank(R) machine returns to the user all extraneous materials such as foreign coins and slugs. The CoinBank(R) machine's software compares these sets of measurements with standard measurements and acceptable tolerances for U.S. coin denominations previously programmed in its memory (reprogrammable for another country's denominations), identifies each coin, and either accepts the coin or rejects it to an outside receptacle. The accepted coins are rapidly counted and collected in an internal box.

     The CoinBank(R) machine calculates the gross value of each batch of coins placed into it by a customer, deducts a percentage of the gross batch total (typically 7 1/2%, although the size of deduction may vary depending on terms negotiated between the Company and each bank or business) and prints out a receipt for the net amount. The CoinBank(R) machine can offer the user a wide assortment of payout options, including a cash receipt, ATM direct deposit and prepaid phone cards. The customer can bring the receipt to a teller window (or cashier, in the case of a retail location) for deposit to a bank account or in exchange for currency. The CoinBank(R) machine is also capable of being linked to the ATM network in order to permit customers to directly deposit funds to a bank account. Amounts paid out by the bank or retailer are reimbursed by the Company via check or electronic transfer.


Marketing and Installations

     The Company frequently engages in market testing of CoinBank(R) machines by entering into agreements to install CoinBank(R) machines in selected branches of banks and retail stores for specified trial periods in order to demonstrate the utility and convenience of CoinBank(R) machines to the banks and retail stores and to their customers and in order for the Company to ascertain that the locations would generate sufficient volumes of coin. Through CoinBank(R) machines, these banks and retail stores are able to offer an additional service to their customers while receiving a share of the customer fees charged by the machine. CoinBank(R) machines remain the property of the Company, and banks and retailers acquire no ownership interest in CoinBank(R) machine hardware or software, although the Company may sell CoinBank(R) machines in the future.

     As of May 31, 1998, the Company had installed a total of 124 CoinBank(R) machines at locations in Southern California, of which 118 were installed in selected branches of seven banks, including Home Savings of America, F.S.B.
(72), Coast Federal Bank (3), Downey Savings and Loan Association, F.A. (27), Hawthorne Savings F.S.B. (4), Union Bank of California (10), American Pacific State Bank (1) and California State University Federal Credit Union (1), two were installed at gas station mini-marts, one at a local grocery store, and three were installed at two check cashing establishments. The Company had installed one CoinBank(R) machine on a trial basis at a Barclay's Bank branch in Hanley, England. The agreements for the installation of CoinBank(R) machines range from initial trial installation contracts to renewable agreements with terms of one to three years and generally provide that the Company is entitled to remove a CoinBank(R) machine from any location in its sole discretion. The Company is currently in the process of negotiating contracts for the installations of CoinBank(R) machines in a number of locations which previously had CoinBank(R) machines installed on a trial basis, as well as with additional banks and retail stores. There can be no assurance that any such contracts will be executed. The Company anticipates that it may also enter into additional market testing arrangements with other banks and retail customers in the future.

     The Company intends to focus its growth strategy on increasing its current base of installed CoinBank(R) machines in California and New England and in other geographic markets in the United States and overseas. The Company may sell CoinBank(R) machines in markets where lower coin volume would not support the free placement of CoinBank(R) machines or where operating a network and servicing CoinBank(R) machines would not be considered practical, such as in certain foreign markets. The Company expects that the operation of CoinBank(R) and other machines will eventually become the primary source of the Company's future revenues.

Servicing and Repair

     The Company's software permits the remote monitoring of CoinBank(R) machines to quickly identify machines which need servicing. A Company technician or independent contractor hired by the Company installs, services and collects coins periodically from all CoinBank(R) machines according to schedules developed by the Company based upon the location and frequency of use of each CoinBank(R) machine. The Company's software systems also allow the Company to ensure that the full amounts collected from each CoinBank(R) machine are delivered by the collector to the Company, and inspection of the special seals on coin containers reveals any tampering with the contents of such containers either while installed in CoinBank(R) machines or while in the possession of the collector. The Company has entered into a renewable one-year contract with an independent contractor with an initial expiration date in December 1998, under which the independent contractor collects and services CoinBank(R) machines in California. Since the time and resources devoted to repairs and collections are controlled by the independent contractor and not by the Company, there can be no assurance that such independent contractor will have sufficient capacity to satisfy the Company's CoinBank(R) machine servicing requirements during any period of sustained demand. Similarly, the Company has entered into agreements with various armored carriers for collection and maintenance services for CoinBank(R) machines located in other areas of the United States. The Company expects that independent contractors will provide such services in other locations in the United States in which the Company has plans to install CoinBank(R) machines.

Assembly and Supply of CoinBank(R) Machines

     The Company is dependent on third-party manufacturers for the production of the components incorporated into CoinBank(R) machines and currently purchases substantially all of its requirements of specially designed or modified components from single source suppliers. The Company purchases certain of these components pursuant to open purchase orders placed from time to time in the ordinary course of business. Although the Company currently believes that alternative sources for these components are readily available, failure or delay by any manufacturer in providing components to the Company on commercially reasonable terms, or at all, in the absence of readily available alternative sources, could result in interruptions in the Company's ability to continue its assembly and installations of CoinBank(R) machines and have a material adverse effect on the Company's operations.

     The Company currently contracts with one of its suppliers to fabricate the housing and integrate the components of CoinBank(R) machines, including software which is proprietary to the Company. Thereafter, a series of quality specification measurements, calibration and various other physical and visual tests are conducted to verify adherence to final performance specifications. The Company intends to finance its purchases of CoinBank(R) machine components on a continuing basis by means of additional financing from third parties and by using a portion of the proceeds from the Company's initial public offering.

     In January 1997, the Company entered into a five-year licensing and manufacturing services agreement with Geld Bearbeitungs Systeme GES.M.B.H., an Austrian corporation ("Geld"), pursuant to which Geld granted the Company the exclusive, perpetual right to use certain technology incorporated in CoinBank(R) machines in North and South America and Asia, provided that the Company purchases a minimum quantity of coin-counting components used in CoinBank(R) machines over the term of the agreement. Failure to satisfy such minimum purchase requirement could result in the termination of the Company's agreement with such manufacturer, which is likely to lead to the termination of the Company's exclusivity with respect to such technology, which could have a material adverse effect on the Company. The agreement also requires Geld to provide information regarding the software, hardware and manufacturing techniques used in the manufacturing of its money processing equipment to the Company in exchange for certain payments. The agreement is subject to early termination in the case of bankruptcy or breach by either party, provided that if the Company has purchased the minimum number of components from Geld, it will continue to be entitled to use, sell and distribute CoinBank(R) machines containing Geld technology. Although the Company believes that alternative sources for components similar to the components to be supplied by Geld are available, failure or delay by Geld to provide components to the Company could result in interruptions in the Company's ability to continue to assemble and install CoinBank(R) machines and have a material adverse effect on the Company's operations. As of the date of this Form 10-KSB, the Company had purchased a quantity of components from Geld that, together with the $900,000 allocated from the proceeds of the Company's initial public offering to purchase additional machines, will be sufficient to complete its minimum purchase commitment under the agreement.

     In April 1997, the Company entered into a three-year distribution agreement with Geld, subject to successive one-year renewal periods, pursuant to which Geld granted the Company the exclusive right to distribute and sell cash processing equipment in all areas of the world not covered by the January 1997 agreement between Geld and the Company (the "Territory"), except to certain financial institutions in Austria, provided that the Company purchases a minimum number of cash processing machines from Geld over a specified period during the initial three-year term of the April 1997 agreement upon the schedule provided in the agreement. The agreement provides that failure to satisfy such minimum purchase requirement will result in the Company having only a non-exclusive right to distribute the equipment in the Territory. Though the Company believes that the minimum purchase requirement is reasonable and achievable, there can be no assurance that the Company will be able to satisfy such purchase requirements.

Possible International Sales of CoinBank(R) Machines

     In the future, the Company may seek to sell or license CoinBank(R) machines to third parties in international markets. The Company is currently exploring the possibility of establishing a presence in China and may enter into an agreement with a Chinese distributor. There can be no assurance that the Company will enter into an agreement or will otherwise be able to sell or license any CoinBank(R) machines in China or in other foreign jurisdictions.

PROPOSED PRODUCTS

Coin Dispensing Machines

     The Company believes that a market currently exists for the use of stand-alone coin dispensing machines, which would permit users to purchase a face value amount of wrapped coins with currency or an ATM card or credit card for a service fee, and has developed such a machine, called the Merchant Cash Dispenser, in conjunction with a strategic partner. The Company anticipates that such a machine, when marketed, would be installed either at bank branches where the machine would be marketed as a service to existing customers, or retail locations, such as shopping malls, which would afford purchasers, especially local merchants, the ability to buy wrapped coin without the inconvenience of traveling to and waiting in line at a bank, as well as the convenience of purchasing wrapped coin before and after regular banking hours. The Company plans to use a portion of the proceeds of its initial public offering for beta testing and product refinements relating to the Merchant Cash Dispenser. There can be no assurance that the Merchant Cash Dispenser will be successfully developed and marketed.

ATM-X

     The Company has developed an enhanced version of an automated teller machine, designated the ATM-X. The ATM-X will include color graphic displays, can provide a full range of bank services not typically offered by ATM machines, such as electronic bill payment, instant activated phone cards, smart card dispensing and event ticketing. The Company has agreed to install an ATM-X on a trial basis at an Ohio-based bank and at a Southern California retail location. The Company plans to use a portion of the proceeds of its initial public offering for further testing and product refinements in connection with the ATM-
X. There can be no assurance that the Company will be able to successfully market the ATM-X.

PRODUCT DEVELOPMENT

     The Company is utilizing a portion of the proceeds of its initial public offering to continue to seek to enhance both the hardware and the software components of CoinBank(R) machines and other products. The Company intends to use a portion of the proceeds of its initial public offering to expand and improve the network support system for installed CoinBank(R) machines.

Security

     The Company's operations are substantially dependent on maintaining the security of the inventories of coin and currency transported to the Company's facility and stored on the Company's premises. The Company's coin and currency processing facility is located in a secured building. There are no windows in the facility other than a single, bulletproof glass guard lookout, steel doors provide the only entrances and a security monitoring company hired by the Company monitors the facility 24 hours per day, 365 days per year for robbery, fire and any loss of power or telephone services. Armed guards control all incoming and outgoing visitor and employee access to the facility. Closed circuit TV cameras, motion sensors and a computerized access control system monitor and record all activity inside and immediately outside the facility at all times. Company employees involved with cash handling activities pass through metal detectors upon both entering and exiting the building.

     The physical security systems in place at the Company's facility have been rated "AA" (the same top rating as that maintained by most bank and armored car cash vaults) by Underwriters Laboratories, Inc., which rating will remain effective until at least 1999, so long as the Company maintains its present monitoring procedures. Although the Company believes that it has in place adequate security systems and procedures to safeguard its quantities of coin and currency, there can be no assurance that the Company's systems and procedures will be sufficient to ensure against robbery, embezzlement or other losses.

     The Company maintains insurance against losses on its premises, including those due to theft or embezzlement by independent contractors or the Company's employees, up to an aggregate amount of $5,000,000. Though the Company believes that it can increase the amount of such coverage if needed with a corresponding increase in premium payments, there can be no assurance that such insurance will provide the Company with an adequate level of coverage in the event of any loss, or that it will be renewed or increased in the future as needed, on commercially reasonable terms or at all. Moreover, the Company may experience an unanticipated loss not covered by such insurance. Partially or completely uninsured losses, if of sufficient magnitude, could have a materially adverse effect on the Company's business and results of operations. The Company also maintains insurance for off-site theft of coin from and damages to its CoinBank(R) machines.

MARKETING

     Since inception, the Company has conducted only limited marketing activities and currently has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company conducts substantially all of its own marketing activities and intends to hire additional marketing personnel, including possibly certain independent contractors to assist it in marketing CoinBank(R) machines. To date, the Company has conducted marketing of its coin processing services by means of press releases and articles in trade journals targeted at coin-intensive industries, including pay phone owners, laundry and vending machine operators and newspaper vendors. The Company's marketing of CoinBank(R) machines has consisted of entering into market testing arrangements with a limited number of banks and retailers and attending certain industry shows. The Company intends to focus its future marketing efforts on CoinBank(R) machines and its other self-service machines.

     Achieving market acceptance for CoinBank(R) machines and the Company's coin processing services will require substantial marketing efforts and the expenditure of a significant amount of funds to inform both potential end users and banks and retail locations which may serve as CoinBank(R) machine installation sites of the perceived benefits and cost advantages of CoinBank(R) machines and the Company's coin processing services over traditional coin processing methods.

     The Company has commenced using a portion of the proceeds of its recent initial public offering to expand marketing and promotion of CoinBank(R) machines, including advertising in trade publications and general circulation newspapers, preparing marketing brochures, participating in industry trade shows and hiring additional marketing and sales personnel. The Company's marketing plans may be subject to change as a result of a number of factors, including changes in market conditions, the type of marketing requested by the establishments where CoinBank(R) machines are installed in the future and various other competitive factors. There can be no assurance that the Company's efforts will result in significant initial or continued market acceptance, that emerging markets for CoinBank(R) machines and the Company's coin processing services will not be limited, or that the Company will succeed in positioning CoinBank(R) machines and the Company's services as a preferred method of processing large amounts of coin and currency.

COMPETITION

     The coin processing industry is characterized by intense competition, and the Company competes with a variety of banks whose coin processing is handled by armored car services, most of which possess substantially greater financial, personnel, marketing and other resources than the Company. Many large companies in coin-intensive industries, such as major pay telephone operators, have developed in-house centers to count, sort and process their cash and deposit it with banks. The Company believes that the costs for these companies to maintain dedicated labor and to pay bank processing and armored carrier transport fees exceed the cost of selling coin to the Company. The Company also believes that its competitive advantages over banks, armored carriers and in-house coin processing centers include cost, convenience, efficiency and accuracy. The Company is able to provide these companies with detailed reports of coin amounts collected, for example, from specific vending machine or pay phone sites by means of its software systems. The Company's software systems also eliminate the need for manual data entry, still used by many cash intensive businesses and armored carriers, thus improving accuracy. In addition, the Company believes that its services cost less than the fees charged by banks to process large quantities of coins. However, there can be no assurance that the Company will be able to penetrate or compete successfully in the coin processing market or that the Company's present or future competitors or industry changes will not render its services obsolete or less marketable.

     The Company is aware of only one company, CoinStar, Inc., that offers self-service coin counting and processing services through the use of coin counting machines. To the Company's knowledge, unlike the Company, which currently focuses its efforts on installing CoinBank(R) machines in banks as well as retail locations, this competitor focuses its marketing efforts on installing its machines in supermarkets. This competitor has installed a number of its machines in the Los Angeles area as well as in other areas of the United States, and, in some cases, such installations are near where the Company has installed or may seek to install CoinBank(R) machines. There can be no assurance that potential users of CoinBank(R) machines will not prefer to utilize this competitor's machines, whether because of preference or perceived convenience of location or hours of service or otherwise, or that this competitor will not seek to install its machines in banks. Moreover, there can be no assurance that other companies are not developing or will not seek to develop functionally equivalent products or services for the disposal of large amounts of coins in the future. Certain of these potential competitors may have substantially greater financial, personnel, marketing and other resources than the Company. In addition, there are many companies in the coin processing industry that have the expertise and resources that may encourage them to develop and market products or services that compete with CoinBank(R) machines or that would render CoinBank(R) machines obsolete or less marketable. Moreover, potential customers may elect to establish their own facilities for counting and processing coins or utilize other methods which they believe to be less costly or possess other advantages over CoinBank(R) machines. There can be no assurance that the Company will be able to compete successfully.

     In addition, alternatives to the use of coin and currency, such as checks, credit cards and wire transfer, debit cards, "smart" cards and other forms of electronic currency are increasing. Increasing use of these alternative forms of payment could reduce the frequency of circulation of coin and currency, which would result in decreased need for CoinBank(R) machines and the Company's cash processing services. The market for alternative forms of money transfer is characterized by frequent introduction of new products and services and is subject to changing consumer preferences and economic trends. There can be no assurance that the demand for methods of disposing of coin and currency will not decrease significantly or that other factors, over which the Company will have no control, will not have a material adverse effect on the Company's business and results of operations.

PROPRIETARY INFORMATION

     Until November 1996, the Company licensed technology and software used in its business to track inventory and verify customer payments (the "Developed Software") from First Bancorp, L.P. ("First Bancorp"), a principal stockholder of the Company and an affiliate of Bruce Korman, the Company's President and Chief Executive Officer, pursuant to an exclusive license with First Bancorp. In November 1996, the Company purchased the Developed Software from First Bancorp in consideration of the issuance of a $50,000 non-interest bearing promissory note, which was repaid with a portion of the proceeds of its initial public offering. See "Certain Transactions."

     Although the Company has recently filed applications with the U.S. Patent Office to obtain a patent on its CoinBank(R) counting and dispensing machine and with respect to its ATM-X, there can be no assurance that any patent will be granted, or that if granted, it will afford the Company any meaningful protection. The Company does not currently hold any patents with respect to any software or hardware used by it in its operations and there can be no assurance that any patents will be granted to it. The Company relies on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of the Developed Software. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the Developed Software. Although the Company believes that the Developed Software and other software used in its operations does not infringe upon the rights of others, there can be no assurance that the Developed Software or such other software does not and will not infringe upon the patents or intellectual property rights of others. See "Legal
Proceedings."

     In the event of infringement, the Company could, under certain circumstances, be required to obtain a license or modify aspects of the Developed Software or such other software or refrain from using such software. There can be no assurance that the Company will have the necessary financial resources to defend any infringement claim made against it or to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on the Company. Moreover, if the Developed Software or other software used in the Company's business is deemed to infringe upon the rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company.

     The Company believes that product recognition is an important competitive factor and promotes the CoinBank(R) name in connection with its marketing activities. The Company received United States trademark registration for the "CoinBank(R)" name in September 1997. Although the Company is not aware of any claims of infringement or other challenges to the Company's rights to use this trademark, there can be no assurance that the Company's marks do not or will not infringe upon the proprietary rights of others or that the Company's marks would be upheld if challenged.

EMPLOYEES

     As of May 31, 1998, the Company employed 44 persons on a full-time basis, of which 22 were engaged in coin and currency processing, six were engaged in technical operations, support and repairs at the Company's facility, five were engaged in customer service and sales and 8 were engaged in accounting and administration. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

INITIAL PUBLIC OFFERING

     On July 9, 1998, the Company's registration statement for its initial public offering was declared effective. The offering consisted of 1,485,000 shares of the Company's Common Stock with an initial offering price of $7.00 per share. Starr Securities, Inc. and Gunn Allen Financial, Inc. acted as underwriter for the Company's initial public offering. Simultaneously with its public offering, the Company became a reporting Company under the Securities and Exchange Act of 1934. The Company received gross proceeds of approximately $10,395,000 (without deduction for commission and expenses) from the initial public offering and net proceeds of approximately $8,845,000. On August 18, 1998, the underwriters exercised their overallotment option and purchased an additional 172,750 shares from the Company, the result of which the Company received gross proceeds (without deduction for commission and expenses) of approximately $1,209,250 and net proceeds of approximately $1,055,070.

RISK FACTORS

     The discussion in this Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Risk Factors" and "Business" as well as those discussed elsewhere in this Form 10-KSB.

     Limited Operating History; Significant and Continuing Losses; The Company opened its coin processing facility in May 1994 and commenced installations of CoinBank(R) machines at a limited number of bank branches in December 1995. Accordingly, the Company has a limited operating history upon which an evaluation of the Company's performance and prospects can be made. The Company is subject to numerous risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. Since inception, the Company has incurred significant losses, including net losses of $705,585 and $1,547,805, respectively, for its fiscal years ended May 31, 1996 and 1997 and a loss of $2,727,145 for the fiscal year ended May 31, 1998. At May 31, 1998, the Company had a stockholders' deficiency of $5,107,974 and an accumulated deficit of $5,576,209. Inasmuch as the Company will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with both the development of its business and the commercialization of CoinBank(R) machines (including, without limitation, salaries of executive, technical, marketing and other personnel), the Company anticipates that it will continue to incur significant and increasing losses for the foreseeable future until such time, if ever, as the Company is able to generate sufficient revenues to finance its operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements."

     Potential Adverse Effect of Low Margins on Future Operating Results. The Company's business operates on a high-volume, low-margin basis. Therefore, the impact of possible future adverse events, including inability to gain market acceptance, unanticipated expenses, costs of outsourcing coin processing services relating to coins acquired through CoinBank(R) machines in new markets, increased competition, unfavorable general economic conditions, decreased demand for coin processing services or other unforeseen circumstances could have a material adverse effect on the Company's future operating results. There can be no assurance that the Company will be able to successfully implement its business strategy or achieve profitable operations. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations."

     Working Capital Deficit; Significant Capital Requirements. At May 31,
1998, the Company had a working capital deficit of $4,070,915. The Company's capital requirements have been and will continue to be significant, and its cash requirements have exceeded cash flow from operations since inception. As a result, the Company has been substantially dependent on loans from stockholders, short-term borrowings and private placements of its debt and equity securities to satisfy its working capital requirements. The Company will be dependent upon the proceeds of its initial public offering to fund a portion of its short-term working capital requirements, to fund certain marketing activities and to continue implementing its expansion strategy. Although the Company believes, based on currently proposed plans and assumptions relating to its operations, that the net proceeds of its initial public offering, together with anticipated revenues from operations, will be sufficient to fund the Company's operations and working capital requirements for at least twelve to eighteen months, the Company could be required to seek additional financing sooner than currently anticipated. See "Management's Discussion and Analysis of Financial Condition and Results of Operations " and "Financial Statements."

Need for Substantial Additional Financing; No Assurance of Additional Personal
Guarantees of Corporate Debt by Officers.   In the event that the Company's
plans or assumptions relating to its operations change or prove to be inaccurate, or if the net proceeds of its initial public offering together with revenues generated from operations otherwise prove to be insufficient (due to, among other things, unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for coin processing services, inability to successfully market CoinBank(R) machines or the ATM-X(TM), or other unforeseen circumstances), the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or sources of, additional financing. There can be no assurance that additional financing from any source will be available to the Company when needed, on commercially reasonable terms, or at all. To the extent that the Company obtains additional financing through the issuance of additional equity securities, any such issuance may involve substantial dilution to the Company's then-existing stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities, the Company will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed will have a material adverse effect on the Company that could require the Company to significantly curtail or possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then-existing stockholders. The Company has also historically been dependent upon the personal guarantees of its President and Chief Executive Officer, Bruce Korman, and its Vice President and Chief Financial Officer, Richard Miller, who have guaranteed certain of the Company's equipment financing and upon Mr. Miller's personal guarantee of certain of the Company's capital lease obligations. There can be no assurance that Mr. Korman, Mr. Miller or any other executive officer of the Company will provide the Company in the future with any guarantees of corporate obligations if required. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Certain Transactions" and "Financial Statements."

     Existence of Substantial Debt.   In order to finance its capital
requirements, the Company has historically incurred substantial indebtedness. As of May 31, 1998, the Company had outstanding debt due to stockholders of $2,407,530, of which $2,349,205 was then current. In addition, as of May 31, 1998, the Company had $5,133,196 of debt under a line of credit with General Electric Capital Corporation (the "Lender"). Certain of the Company's CoinBank(R) machines have been pledged to the Lender to secure a portion of the financing pursuant to such line of credit. The Lender has recently advised the Company that all funds it previously advanced to the Company are to be secured by CoinBank(R) machines, and that a failure to provide such security could be considered an event of default under the line of credit. In addition, certain other assets were pledged as collateral to secure repayment of certain outstanding indebtedness payable to an affiliate of the Company's Vice President and Chief Financial Officer, which indebtedness was satisfied following the consummation of the Company's initial public offering. The Company is subject to all of the risks associated with substantial indebtedness, including the risk that its cash flow may not be adequate to make required payments on indebtedness. Upon a default by the Company on any of its secured obligations, a secured creditor could declare the Company's indebtedness to be immediately due and foreclose on the pledged assets. The Company intends to use a portion of the proceeds to purchase additional CoinBank(R) machine equipment which it may use as additional security for the loans previously advanced by the

Lender. To the extent that the Company's assets continue to be pledged to secure outstanding indebtedness, such assets will not be available to secure additional indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements."

     Uncertainty of Market Acceptance.   In marketing its services, the Company
is attempting to change the traditional methods, such as in-house processing or bank processing, by which holders dispose of large quantities of loose coin and currency. Demand for and market acceptance of CoinBank(R) machines are subject to a high level of uncertainty. To date the Company has installed only a limited numbers of CoinBank(R) machines at a small number of banks and retailers. There can be no assurance that the results of the use of CoinBank(R) machines at existing locations will continue to be well-received or that prior results will be indicative of future market acceptance of the Company's products or services. Commercial establishments and individuals may elect to utilize other methods which they believe to be less costly or possess other advantages over CoinBank(R) machines. Achieving market acceptance for CoinBank(R) machines will require substantial marketing efforts and the expenditure of a significant amount of funds to inform both banks and other retail locations which may serve as installation sites for CoinBank(R) machines and their account holders and patrons of the perceived benefits and cost advantages of CoinBank(R) machines.

     Demand for and market acceptance of the Company's coin and currency processing services are also subject to a high level of uncertainty. Commercial establishments and individuals may elect to utilize other methods which they believe to be less costly or possess other advantages over the Company's coin processing services, including establishing their own coin counting and processing operations, or otherwise refraining from seeking to dispose of excess coin. Achieving market acceptance for the Company's coin processing services will also require the expenditure of significant funds to inform businesses of the perceived benefits and cost advantages of the Company's coin processing services over traditional coin processing methods. See "Business--Market Overview" and "Business--CoinBank(R) Machines."

     Limited Marketing Capabilities.   Since inception, the Company has
conducted only limited marketing activities and currently has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company has been utilizing and will continue to utilize a portion of the proceeds of its initial public offering to expand marketing and promotion of CoinBank(R) machines and the Company's coin and currency processing services. The Company's marketing plans may be subject to change as a result of a number of factors, including changes in market conditions, the nature of the marketing requested or provided by the establishments where CoinBank(R) machines are installed in the future and other factors. There can be no assurance that the Company's efforts will result in significant initial or continued market acceptance, that emerging markets for CoinBank(R) machines and the Company's coin and currency processing services will not be limited, or that the Company will succeed in positioning CoinBank(R) machines and the Company's services as a preferred method of disposing of large amounts of coin and currency. See "Business--Marketing."

     Security Risks; Potential Uninsured Losses.   The Company's operations are
substantially dependent upon maintaining the security of the inventories of coin and currency transported to the Company's coin processing facility and held on the Company's premises. Although the Company believes that it has in place adequate security systems and procedures to safeguard the coin and currency processed at its coin processing facility, there can be no assurance that the Company's systems and procedures will be sufficient to ensure against theft, embezzlement or other losses. The Company has recently obtained insurance for off-site theft of coin from and damages to its CoinBank(R) machines. The Company maintains insurance against losses, including those due to theft or embezzlement by independent contractors or the Company's employees, up to an aggregate amount of $5,000,000. However, there can be no assurance that such insurance will provide the Company with an adequate level of coverage in the event of any loss, or that it can be renewed or increased in the future as needed, on commercially reasonable terms or at all. Moreover, the Company may experience an unanticipated loss not covered by such insurance. Partially or completely uninsured losses, if of sufficient magnitude, could have a material adverse effect on the Company's business and results of operations. See "Business-- Security."

     Technological Factors; Uncertainty of Product Development.   As of May 31,
1998, the Company had installed a total of 124 CoinBank(R) machines at locations in California. Although the CoinBank(R) machines have performed reliably to date at their current installations, there can be no assurance that, upon widespread commercial use, CoinBank(R) machines will satisfactorily perform all of the intended functions or that it will prove reliable in extensive utilization. Software and other technologies that are incorporated into CoinBank(R) machines are complex and may contain errors which will only become apparent subsequent to widespread commercial use. Remedying such errors could require the expenditure of a substantial amount of money and could also result in significant delays in installing additional CoinBank(R) machines or result in periods in which previously installed CoinBank(R) machines are inoperative, any of which could have a material adverse effect on the Company. The Company anticipates that it will continue to seek to upgrade and enhance both the hardware and software components of CoinBank(R) machines. Such upgrading and enhancement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems which could result in material delays in product commercialization or significantly increased costs. There can be no assurance that development of enhanced CoinBank(R) machines, if necessary, will be completed successfully, that unanticipated technical or other problems will not occur that would result in increased costs or material delays in development or commercialization of CoinBank(R) machines, or that CoinBank(R) machines will achieve widespread commercial acceptance. There can also be no assurance that the Company's recently developed ATM-X(TM) will perform satisfactorily all of its intended functions or will prove to be reliable in extensive utilization. See "Business- -Proposed Products."

     Dependence on Independent Contractors.   The Company has been and will
continue to be substantially dependent on arrangements with one or more independent contractors for the installation and servicing of CoinBank(R) machines and the collection and delivery of collected coins from CoinBank(R) machines to the Company's processing facility. The Company currently utilizes independent contractors to handle servicing and collections from CoinBank(R) machines, and anticipates that it will enter into similar arrangements with other independent contractors as the Company expands its operations into new geographic markets. The Company is substantially dependent on the ability of the independent contractors it hires to dedicate sufficient personnel to service the Company. There can be no assurance that any contractor that the Company utilizes or may utilize will have sufficient capacity to satisfy the Company's CoinBank(R) machine servicing requirements during any period of sustained demand. The loss of services of independent contractors could disrupt the Company's business. Moreover, failure or delays by independent contractors in collecting from and servicing CoinBank(R) machines could have a material adverse effect on the Company. See "Business--CoinBank(R) Machines."

     Dependence on Third-Party Manufacturers and Third-Party Technology.   The
Company assembles CoinBank(R) machines using components supplied by third-party manufacturers. As a result, the Company is dependent on these manufacturers for the production of these components. The Company currently purchases most of its requirements of specially designed or modified components from single source suppliers. Although the Company believes that alternative sources for these components are available, failure or delay by any manufacturer in providing components to the Company could result in interruptions in the Company's ability to continue to assemble and install CoinBank(R) machines and have a material adverse effect on the Company's operations. One of the Company's suppliers manufactures certain coin counting equipment used in CoinBank(R) machines. Pursuant to licensing and manufacturing services and distribution agreements with this supplier, the Company has the exclusive world-wide right (except for sales to certain Austrian financial institutions) to use the technology which is incorporated in the equipment manufactured by this supplier. The agreements require the Company to make certain minimum purchases of the equipment from the supplier. Failure to satisfy such minimum purchase requirements could result in the termination of the Company's agreement with such manufacturer, which would likely lead to the termination of the Company's exclusivity with respect to such technology, which would have a material adverse effect on the Company. See "Business--Assembly and Supply of CoinBank(R) Machines." See "Management Discussion and Analysis of Financial Conditions and Results of Operations."

     Limited Customer Base. For the fiscal years ended May 31, 1997 and 1998 approximately 75% and 65% of the Company's revenue was derived from sales of coin and currency to three customers and one customer, respectively, and the Company continues to sell most of the coin and currency it processes to a limited number of entities. The Company generally does not enter into long-term written agreements with any customers with respect to the processing, acquisition or sale of coin and currency and does not anticipate entering into written contracts for coin purchases or sales with future customers. The loss of present or any future significant customers, for any reason, in the absence of significant additional customers or contracts, could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be able to lessen its dependence on a limited number of customers for a substantial portion of its revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Uncertainty of Proposed Expansion.   To date, the Company has generally
been dependent on processing coins and currency purchased directly from third parties (other than through CoinBank(R) machines) to generate substantially all of its revenues. The Company intends to increase its current level of operations, with an emphasis on marketing CoinBank(R) machines. The Company has achieved limited growth to date, and there can be no assurance that the Company will be able to successfully expand its operations. Expansion of the Company's operations will be largely dependent upon the Company's ability to successfully assemble and install additional CoinBank(R) machines; hire and retain skilled technical, marketing and other personnel; establish and maintain satisfactory relationships with banks and other retail businesses; and achieve significant market acceptance for the use of CoinBank(R) machines and the Company's coin processing services. There can be no assurance that the Company will be able to successfully implement its business plan or that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in its implementation. The Company's prospects could be adversely affected by a decline in the economic prospects of particular individual or commercial customers or segments of coin-intensive markets, which could result in reduction or deferral of requirements for coin processing services or the use of CoinBank(R) machines by prospective customers. There can be no assurance that the Company will be able to achieve significant market acceptance of CoinBank(R) machines or the Company's coin processing services, achieve significant penetration in new geographic markets or successfully expand its operations. See "Business--CoinBank(R) Machines."

     Competition; Technological Obsolescence.   The coin processing industry is
characterized by intense competition and the Company competes primarily with banks (which typically utilize the services of armored car carriers for their coin and currency processing), most of which possess substantially greater financial, personnel, marketing and other resources than the Company. With respect to CoinBank(R) machines, the Company is aware of one other company that offers self-service coin counting and processing services through the use of coin counting machines. To the Company's knowledge, unlike the Company, which currently focuses its efforts on installing CoinBank(R) machines in both banks and retailers, this competitor focuses its marketing efforts on installing its machines in supermarkets. This competitor has installed a number of its machines in the Los Angeles area as well as in other areas of the United States, and, in some cases, such installations are near where the Company has installed or may seek to install CoinBank(R) machines. There can be no assurance that potential users of CoinBank(R) machines will not prefer to utilize this competitor's machines, whether because of preference or perceived convenience of location or hours of service or otherwise, or that this competitor will not seek to install its machines in banks. Moreover, there can be no assurance that other companies are not developing or will not seek to develop functionally equivalent products or services for the disposal of large amounts of coins in the future. In addition, the Company's recently developed ATM-X(TM) will compete with existing automated teller machines and services offered by financial institutions and other companies that provide services similar to those offered by the ATM-X(TM). Certain of the current competitors of the Company as well as potential competitors may have substantially greater financial, personnel, marketing and other resources than the Company. In addition, there are many companies in the coin processing industry that have the expertise and resources that may encourage them to develop and market products or services that compete with the Company or that could render the Company's products and services obsolete or less marketable. Moreover, with respect to the marketing of Coinbank(R) machines, potential customers may elect to establish their own facilities for counting and processing coins or utilize other methods which they believe to be less costly or possess other advantages over CoinBank(R) machines and the Company's coin processing services. There can be no assurance that the Company will be able to compete successfully. See "Business--Competition."

     Potential Adverse Effect of Changing Industry Trends.   Alternatives to the
use of coin and currency, such as checks, credit cards and wire transfer, debit cards, "smart" cards and other forms of electronic currency are increasing. Increasing use of these alternative forms of payment could reduce the frequency of circulation of coin and currency, resulting in decreased need for CoinBank(R) machines and the Company's coin processing services. The market for alternative forms of money transfer is characterized by frequent introduction of new products and services and is subject to changing consumer preferences and economic trends. There can be no assurance that the demand for methods of disposing of coin and currency will not decrease significantly or that other factors, over which the Company will have no control, will not have a material adverse effect on the Company's business and results of operations. See "Business--Competition."

     Geographic Concentration of Business; Changes in Economy.   To date, the
Company's operations have been concentrated primarily in the Southern California area. The Company's growth prospects will be largely dependent on its ability to achieve greater penetration in this market as well as significant penetration in new geographic markets. Although the Company intends to focus its efforts on expanding its operations within Southern California and expanding the marketing of CoinBank(R) machines to other United States and international markets, for the foreseeable future, a substantial portion of the Company's revenues will be derived from its Southern California operations. Such geographic concentration increases the potential impact on the Company's results of operations of any regional economic downturn or catastrophic events. The Company's prospects could be adversely affected by unfavorable general economic conditions, including any downturns in the California or national economies, which could result in an unwillingness by consumers to pay cash processing fees or an increased interest in developing alternative methods of counting and sorting coins, including creating in-house processing facilities. See "Business."

     Risks Relating to International Installations and Sales.   The Company is
seeking to install additional CoinBank(R) machines outside of the United States. In addition, the Company is currently negotiating letters of intent and other arrangements to sell CoinBank(R) machines and related equipment to purchasers in various other countries, including several with developing or emerging economies. To the extent that the Company is able to expand its operations and sales outside of the United States, of which there can be no assurance, it will become subject to the risks associated with international operations and sales, including economic and political instability, currency fluctuations, credit risks, shipping delays, customs duties, export quotas, foreign government regulations and other trade restrictions, any of which could have a significant impact on the Company's ability to operate CoinBank(R) machines effectively outside of the United States or to deliver CoinBank(R) machines overseas to purchasers on a competitive and timely basis. See "Business--Possible International Sales of CoinBank(R) Machines."

     Litigation.   In June 1997, Coinstar, Inc. ("Coinstar"), a competitor of the Company, filed a complaint against the Company's subsidiary, CAS, in the U.S. District Court for the Northern District of California alleging infringement of one of its patents. In June 1997, CAS filed an answer denying the claims of Coinstar and interposed a counterclaim seeking declaratory judgment as to the invalidity and unenforceability of Coinstar's patent and instituted a third-party complaint against ScanCoin AB for breach of warranty. Although Mr. Korman and Mr. Miller have agreed to pledge an aggregate of 50,000 shares of their Common Stock against costs and expenses incurred by the

Company in connection with the Coinstar litigation in excess of approximately $175,000, if the Company is required to use a portion of its working capital for litigation expenses, it will have less financial resources available to it for other purposes, which could have a material adverse effect on the Company. See "Business--Proprietary Information" and "Legal Proceedings."

     In January 1998, the district court granted CAS's motion for summary judgment of noninfringement of the current CoinBank(R) model, ("CBIII") having a solid input tray. The Court granted in part and denied in part CAS's motion for summary judgment of noninfringement concerning the earlier model of CoinBank(R) ("CBII"). The Court also denied Coinstar's motion for summary judgment. The Company has recently been notified that an additional patent granted to Coinstar by the U.S. Patent office may be used by Coinstar to assert new infringement allegations against CAS. Although there can be no assurance, the Company believes that the final outcome of this action will not have a material adverse effect on its financial statements.

     Uncertainty of Patent and Trademark Protection.   Although the Company has
recently filed applications with the U.S. Patent Office to obtain a patent on its CoinBank(R) counting and dispensing machine and with respect to its ATM-X(TM), there can be no assurance that any patent will be granted, or that if granted, it will afford the Company any meaningful protection. The Company does not currently hold any patents with respect to any software or hardware used in its operations. The Company intends to rely primarily on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of certain software developed by it and used primarily in its coin processing operations (the "Developed Software"). Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the Developed Software. Although the Company believes that its use of the Developed Software and other software used in its operations does not infringe upon the rights of others, there can be no assurance that the Company's use of the Developed Software or such other software does not and will not infringe upon the patents or intellectual property rights of others. In the event of infringement, the Company could, under certain circumstances, be required to obtain a license or modify aspects of the Developed Software or such other software or refrain from using such software. There can be no assurance that the Company will have the necessary financial resources to defend any infringement claim made against it or to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on the Company. Moreover, if the Developed Software or any other software or hardware used in the Company's business is deemed to infringe upon the rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company. The Company received United States trademark registration for the "CoinBank(R)" name in September 1997. Although the Company is not aware of any claims of infringement or other challenges to the Company's rights to use this trademark, there can be no assurance that the Company's marks do not or will not infringe upon the proprietary rights of others or that the Company's marks would be upheld if challenged. See "Business--Proprietary Information."

     Potential Damage to CoinBank(R) Machines.   During the test marketing of
CoinBank(R) machines, bank customers have placed objects other than coins in CoinBank(R) machines, resulting in malfunctions or damage to CoinBank(R) machines. Although the Company has developed filtering systems and other methods intended to reduce damage to CoinBank(R) machines, and although CoinBank(R) machines have experienced limited inoperability to date, there can be no assurance that activities of customers will not result in periods of inoperability, causing a material adverse effect on or significant fluctuations in the Company's operating results. See "Business--CoinBank(R) Machines."

     Dependence on Key Personnel; Need for Qualified Management Personnel.   The
success of the Company will be dependent on the efforts of certain key personnel of the Company, including Mr. Korman, its President and Chief Executive Officer. The Company has entered into a three-year employment agreement with Mr. Korman which will require Mr. Korman to devote not less than 40 hours per week of his business time to the business of the Company and provides for an initial annual base salary of $120,000 and base salaries of $150,000 and $180,000 in the second and third years, respectively. The loss of the services of Mr. Korman could have a material adverse effect on the Company's business and prospects. Mr. Korman also participates in other business endeavors which require a portion of his business time. Although Mr. Korman has advised the Company that his participation in outside business matters should not interfere with his performance of his duties as President and Chief Executive Officer of the Company, there can be no assurance that a conflict of interest will not arise with respect to the allocation of Mr. Korman's time or that such conflict would be resolved in favor of the Company. The Company is in the process of applying for "key-man" insurance on the life of Mr. Korman in the amount of $1,000,000. There can be no assurance that the Company will be able to obtain such insurance on commercially reasonable terms or at all. The success of the Company is also dependent upon its ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on the Company. The Company is seeking to retain the services of a Chief Financial Officer to replace Mr. Miller, who is currently serving in that position on a part-time basis. See "Management."

     Control by Management.   Mr. Korman and Mr. Miller, and their respective
affiliates, beneficially own, in the aggregate, a sufficient number of shares of Common Stock so that they will be in a position to act together to effectively control the Company, elect the Company's directors, cause an increase in the authorized capital or the dissolution, merger or sale of the assets of the Company, and generally direct the affairs of the Company. See "Management" and "Principal Stockholders."

     Limitations of Liability of Directors and Officers.   The Company's
Certificate of Incorporation includes provisions to limit, to the full extent permitted by Delaware law, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. In addition, the Company's By-Laws require the Company to indemnify any director, officer, employee or agent of the Company to the full extent permitted by Delaware law. As a result of such provisions in the Certificate of Incorporation and the By-Laws of the Company, stockholders may be unable to recover damages against the directors and officers of the Company for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing directors, officers, employees and agents of the Company for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its stockholders. See "Management-- Limitations of Liability and Indemnification."

     Shares Eligible for Future Sale. As of October 7, 1998, the Company had 3,488,665 shares of Common Stock outstanding, of which 1,707,750 shares of Common Stock are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"). All of the remaining 1,780,915 shares of Common Stock outstanding are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act. Pursuant to the provisions of Rule 144, all 1,780,915 of such shares will become eligible for sale, pursuant to Rule 144, commencing October 9, 1998, all subject to the agreements set forth below. The holders of the 1,780,915 outstanding shares of Common Stock have agreed not to sell such shares for a period of 24 months from July 9, 1998 without the prior written consent of the underwriters in the Company's initial public offering. The Company has granted certain demand and "piggy-back" registration rights to the holders of 450,000 shares of Common Stock and an option and warrants to acquire approximately an additional 425,000 additional shares of Common Stock and to the underwriters with respect to the securities issuable upon exercise of the underwriters' warrants. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or even the availability of such shares for sale will have on the market prices prevailing from time to time. The possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect the prevailing market price for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities. See "Shares Eligible for Future Sale" and "Underwriting."

     No Assurance of Public Market; Arbitrary Determination of Offering Prices; Possible Volatility of Market Price of Common Stock; Underwriters' Potential
Influence on the Market.   Prior to its initial public offering, there has been
no public trading market for the Common Stock. There can be no assurance that a regular trading market for the Common Stock will be sustained. Moreover, the initial public offering price of the Common Stock was determined by negotiations between the Company and the underwriters and, as such, was arbitrary in that it does not necessarily bear any relationship to the assets, book value or potential earnings of the Company or any other recognized criteria of value and may not be indicative of the price that may prevail in the public market. The market price of the Company's Common Stock following the Company's initial public offering may be highly volatile as has been the case with the securities of other emerging companies. Factors such as the Company's operating results, announcements by the Company or its competitors and various economic factors in those areas where the Company conducts its business generally may have a significant impact on the market price of the Company's securities. In addition, in recent years, the stock market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations which have not necessarily been related to the operating performance of such companies. Although they have no obligation to do so, the Underwriters intend to make a market in the Common Stock and may otherwise effect transactions in the Common Stock. If the Underwriters make a market in the Common Stock, such activities may exert a dominating influence on the market and such activity may be discontinued at any time. The prices and liquidity of the Common Stock may be significantly affected to the extent, if any, that the Underwriters participate in such market. See "Underwriting."

     Possible Delisting of Securities from Nasdaq System; Risks Relating to Low Priced "Penny" Stocks. The Company's Common Stock is listed on Nasdaq
SmallCap Market (Symbol "CHNG"). In order to continue to be listed on Nasdaq, however, the Company must maintain $2,000,000 in net tangible assets and a $4,000,000 market value of the public float. The failure to meet these maintenance criteria in the future may result in the delisting of the Company's Common Stock from Nasdaq, and trading, if any, in the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

     Although the Company anticipates that the Common Stock will be continue to be listed for trading on Nasdaq, if the Common Stock were to become delisted from trading on Nasdaq and the trading price of the Common Stock were to fall below $5.00 per share on the date the Common Stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell their securities of the Company in the secondary market.

     No Dividends.   To date, the Company has not paid any cash dividends on the
Common Stock and does not expect to declare or pay dividends on the Common Stock in the foreseeable future. In addition, the payment of cash dividends may be limited or prohibited by the terms of future loan agreements or the future issuance of Preferred Stock. See "Description of Securities."

     Authorization and Discretionary Issuance of Preferred Stock.   The
Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue up to 1,000,000 shares of Preferred Stock, from time to time, in one or more series. The Board of Directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of Preferred Stock. The issuance of such stock could adversely affect the voting power of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of the Company, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock. The Company has agreed not to issue any shares of Preferred Stock without the Underwriters' prior consent until the second anniversary of the closing of the Company's initial public offering and for three years thereafter without the unanimous approval of the Board of Directors of the Company. See "Description of Securities."


ITEM 2.   DESCRIPTION OF PROPERTY

     The Company owns no real estate. The Company leases approximately 13,000 square feet of space at 1434 West 11th Street, Los Angeles, CA, which it uses for its executive offices and coin processing facility from Prime Financial Partners, Ltd., an affiliate of Messrs. Korman and Miller. The lease agreement expires in September 2002 and provides for a base monthly rent of approximately $5,600. The Company believes that its facilities are sufficient to accommodate the Company's anticipated future requirements at the present time.


ITEM 3.   LEGAL PROCEEDINGS

     In June 1997, Coinstar, Inc. ("Coinstar"), a competitor of the Company, filed a complaint against CAS, a subsidiary of the Company, in the U.S. District Court for the Northern District of California alleging infringement of one of its patents. In June 1997, CAS filed an answer denying the claims of Coinstar and interposed a counterclaim seeking declaratory judgment as to the invalidity and unenforceability of Coinstar's patent and instituted a third-party complaint against ScanCoin AB for breach of warranty. Although the Company believes that Coinstar's complaint is without merit, there can be no assurance that the Coinstar litigation will either be settled on terms acceptable to the Company or decided in favor of the Company. An adverse ruling could have a material adverse effect on the Company. Moreover, even if the Company successfully defends the Coinstar action, the time and effort expended by the Company's personnel in connection with the Coinstar litigation could adversely affect the Company's operations. In addition, although the Company does not anticipate that a material portion of the proceeds of initial public offering will be required to be used in connection with the Coinstar litigation, and although Mr. Korman and Mr. Miller have agreed to pledge an aggregate of 50,000 shares of their Common Stock against costs and expenses incurred by the Company in connection with the Coinstar litigation in excess of approximately $175,000, if the Company is required to use an additional portion of the proceeds of for litigation expenses, it will have less financial resources available to it for other purposes, which could have a material adverse effect on the Company.

     In January 1998, the district court granted CAS's motion for summary judgment of noninfringement of the CBIII CoinBank(R) models having a solid input tray. The Court granted in part and denied in part CAS's motion for summary judgment of noninfringement concerning the earlier CBII model. The Court also denied CoinStar's motion for summary judgment. The Company has recently been notified that an additional patent granted to Coinstar by the U.S. Patent office will be used by Coinstar to assert new infringement allegations against CAS. Although there can be no assurance, the Company believes that the final outcome of this action will not have a material adverse effect on its financial statements.

     In December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the

Company, in the Superior Court of California, Los Angeles County seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The Company believes that the complaint is without merit and is defending this lawsuit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq SmallCap Market on July 9, 1998. The Company's Common Stock was not traded in any public securities market prior to July 9, 1998.

     The following is the range of closing bid prices for the Common Stock for the periods indicated below:


COMMON STOCK

FISCAL YEAR 1998      CLOSING BID PRICE $

July 9, 1998                        8.375

July 31, 1998                      8.3125

August 31, 1998                      7.75

     On October 7, 1998, the Company's common stock had a closing bid price of $6.25.

DIVIDEND POLICY

     The Company has never paid any dividends on the Common Stock, and the Board of Directors does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. The Board of Directors currently intends to retain all available earnings (if any) generated by the Company's operations for the development and growth of its business. The declaration in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board and will depend upon a variety of factors, including the earnings, capital requirements and financial position of the Company and general economic conditions at the time in question. Moreover, the payment of cash dividends on the Common Stock in the future could be further limited or prohibited by the terms of financing agreements that may be entered into by the Company (e.g., a bank line of credit or an agreement relating to the issuance of other debt securities of the Company) or by the terms of any preferred stock that may be issued and then outstanding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was organized in August 1995, but its coin processing operations were commenced by its now wholly-owned subsidiary, National Cash Processors, Inc. ("NCP") in May 1994. The Company acquired NCP in January 1996 from certain affiliates of the Company. The CoinBank(R) portion of the business is conducted through the Company's wholly-owned subsidiary CoinBank(R) Automated Systems, Inc., which was incorporated in November 1995. The Company generates revenues through the purchase of loose United States coin and currency which is acquired in bulk at a small discount from face value and then counted, sorted, wrapped and re-sold primarily to a variety of retail businesses at face value plus a small fee or deposited to the Federal Reserve Bank for credit to the Company's account. The Company's expenses have exceeded net revenues since inception and for the fiscal year ended May 31, 1997 the Company sustained net losses of $1,547,805. The Company incurred a net loss of $2,727,145 for the year ended May 31, 1998. Marketing expenses, executive salaries and general and other administrative costs are expected to increase as the Company increases its marketing of CoinBank(R) machines and expands its base of operations beyond the Southern California region. Inasmuch as the Company will continue to have a high level of operating expenses following the Company's initial public offering and will be required to make certain up-front expenditures in connection with its proposed expansion, the Company anticipates that losses will continue for the foreseeable future.

     The Company records as revenue the service fee charged for coin and currency processed on behalf of a customer but not purchased by the Company. The Company also records as revenue the service fee charged to persons using CoinBank(R) machines. These amounts are recorded once the coin is delivered to the Company's facility and counted. Gross revenues include the value of coin and currency processed and does not represent revenue under generally accepted accounting principles. See Note 1 of Notes to Consolidated Financial Statements.

     The Company intends to focus its future efforts on marketing CoinBank(R) machines, since revenues from CoinBank(R) machines have the potential to produce greater profit margins than revenues generated by the Company's coin and currency processing services. Although revenues generated from CoinBank(R) machines accounted for only approximately 18% of revenues for the fiscal year ended March 31, 1998, compared to approximately 82% of revenues generated from coin and currency processing, the Company anticipates that the revenues generated from the operation of CoinBank(R) machines will eventually become the primary source of the Company's future revenues.

     In addition to processing coin and currency, during 1995, the Company wrapped sixteen million bus tokens pursuant to a completed contract with the Los Angeles County Metropolitan Transportation Authority ("LACMTA"). The Company was also awarded a contract to count, process and purchase currency for the LACMTA for the period from April 1, 1997 to March 31, 1999 for a fee approximately 1% of all currency processed. The Company expects to process and purchase between $35,000,000 and $60,000,000 per annum pursuant to this contract, which may be renewed by the LACMTA for two additional six month periods. The Company records as revenue the service fee charged for the processing of tokens and/or currency processed pursuant to such contracts. From time to time, the Company may submit bids for additional similar contracts. There can be no assurance, however, that it will be awarded any contract for which it submits a bid.

     The Company's initial public offering was not consummated until July 9, 1998 and proceeds thereof not received until closing on July 14, 1998. Therefore, the financial discussions set forth below in the Management Discussion and Analysis for the fiscal year ended May 31, 1998 does not include the receipt of any proceeds from the offering, nor the conversion of debt into equity and other related transactions which were accomplished effective at the closing of the offering.


RESULTS OF OPERATIONS

Year Ended May 31, 1998 Compared to Year Ended May 31, 1997

     Gross revenues include the value of the coins and currency processed for the year ended May 31, 1998 and amounted to $55,529,942 compared to $19,544,001 for the comparable 1997 period. The increase in coin and currency processed was primarily attributable to the Company's contract with the LACMTA, and to a lesser extent, increased value of coin received from Coinbank(R) machines and the increased number of customers for cash processing and sales during the 1997 period, which resulted from the increased marketing activity conducted by the Company in the fiscal year ended May 31, 1998. As a result of the foregoing, net revenues as a percentage of gross revenues for the fiscal year ended May 31, 1998 increased 1.58% to $878,852 compared to an increase of 1.40% of $273,822 for the comparable 1997 period.

     Cost of revenues for the year ended May 31, 1998 was $509,443, or .92% of gross revenue compared to $276,173 or 1.41% of gross revenue in the comparable 1997 period, reflecting primarily an increase in coin and currency purchased for processing and certain associated labor costs.

     Gross profit for the year ended May 31, 1998 was $369,409 or 42% of net revenues, as compared to a gross profit of $(2,351) or (.86%) of net revenues for the year ended May 31, 1997. The increase in gross profit was attributable to higher volume covering fixed costs.

     Selling, general and administrative expenses for the year ended May 31, 1998 increased to $2,342,610 compared to expenses of $1,207,529 for the fiscal year ended May 31, 1997. Such expenses consisted of office rent, salaries of executive officers and administrative personnel and other administrative expenses. The increase in selling, general and administrative expenses is attributable to the increase in administrative, marketing, personnel and promotion as the Company has expanded its operations and customer base.

     Interest expense, net for the years ended May 31, 1998 and May 31, 1997 was $499,840 and $228,831. The increase in interest expense was due to a higher level of outstanding indebtedness associated with equipment acquired during the 1997 period.

     Depreciation and amortization expenses increased to $251,090 from $105,721. Such increases were attributable to increases in outstanding indebtedness and in the depreciable value of additional Company's assets, primarily CoinBank(R) machines, during the 1997 period.

     As a result of the foregoing, net losses for the years ended May 31, 1998 and 1997 were $2,727,145 and $1,547,805, respectively.

Year Ended May 31, 1997 Compared to Year Ended May 31, 1996

     Gross revenues include the value of the coins and currency processed for the year ended May 31, 1997 and amounted to $19,544,001 compared to $15,354,595 for the comparable 1996 period. The increase in coin and currency processed was primarily attributable to the Company's contract with the LACMTA, and to a lesser extent, increased value of coin received from Coinbank(R) machines and the increased number of customers for cash processing and sales during the 1997 period, which resulted from the increased marketing activity conducted by the Company in the fiscal year ended May 31, 1997. As a result of the foregoing, net revenues for the fiscal year ended May 31, 1997 increased to $273,822 compared to $162,781 for the comparable 1996 period.

     Cost of revenues for the year ended May 31, 1997 was $276,173, compared to $135,874 in the comparable 1996 period, reflecting primarily an increase in coin and currency purchased for processing and certain associated labor costs.

     For the year ended May 31, 1997 the Company sustained a nominal gross loss compared to a gross profit of $26,907 in the comparable 1996 period. The decrease in gross profit was due to increases in direct costs of establishing the CoinBank(R) network.

     Selling, general and administrative expenses for the year ended May 31, 1997 increased to $1,207,529 compared to expenses of $449,190 for the fiscal year ended May 31, 1996. Such expenses consisted of office rent, salaries of executive officers and administrative personnel and other administrative expenses. The increase in selling, general and administrative expenses is attributable to the increase in administrative, marketing, personnel and promotion as the Company has expanded its operations and customer base.

     Depreciation and amortization expenses for the years ended May 31, 1997 and 1996 were $105,721 and $139,771. Interest expense, net, for the years ended May 31, 1997 and 1996 were $228,831 and $141,131, respectively. The increase in interest expense was due to a higher level of outstanding indebtedness associated with equipment acquired during the 1997 period.

     As a result of the foregoing, net losses for the years ended May 31, 1997 and 1996 were $1,547,805 and $705,585, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At May 31, 1998, the Company had a working capital deficit of $4,070,915 and unrestricted cash and cash equivalents of $210,723 compared to a working capital deficit of $2,738,600 and unrestricted cash and cash equivalents of $463,605 at May 31, 1997. Since inception, the Company has satisfied its working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit, and loans from stockholders and an affiliate of an executive officer of the Company.

     Net cash used in operating activities was $1,453,743 for the year ended May 31, 1998, as compared to net cash used in operating activities of $1,710,174 for the year ended May 31, 1997. The increase in net cash used in operating activities in the 1997 period was primarily the result of the Company's expanded operations offset by decreases in receivables and coin and currency inventories plus increases in accounts payable and accrued liabilities.

     Net cash used in investing activities was $1,671,419 for the year ended May 31, 1998, as compared to $1,040,285 for the year ended May 31, 1997. The increase in net cash used in investing activities was attributable to an increase in purchases of equipment. Net cash used in investing activities for the year ended May 31, 1998 was $1,671,419, consisting of purchases of equipment and leasehold improvements as compared to $1,040,286 for the year ended May 31, 1997.

     Net cash provided by financing activities for the year ended May 31, 1998 was $2,872,280, as compared to $3,145,963 for the year ended May 31, 1997. The decrease in net cash provided by financing activities was primarily attributable to less borrowings to purchase equipment plus repayments of debt. Net cash provided by financing activities for the years ended May 31, 1998 and 1997 was $2,872,280 and $3,145,963, respectively, consisting primarily of short-term borrowings from stockholders and for the last period, borrowings under a line of credit, offset by certain principal lease payments.

     The Company has entered into a credit agreement with GE Capital Corporation (the "Lender") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank(R) component equipment, working capital and general corporate purposes as of February 28, 1998. Amounts drawn under the line of credit are secured by certain of the Company's assets. Amounts borrowed under this line bear interest at approximately 9.0% per annum, payable over a period of 60 months, subject to certain pre-payment penalties. The Company is required to make monthly payments of principal and interest on this line of credit, currently approximately $120,000. The Lender has recently advised the Company that all funds it previously advanced to the Company are to be secured by CoinBank(R) machines, and that the failure to provide such security could be considered an event of default under the line. The Company intends to use a portion of the proceeds of the Company's initial public offering to purchase additional CoinBank(R) machine equipment which has been used as additional security for the loans previously made by the Lender.

     In July 1998, the Company completed an initial public offering of 1,485,000 shares. Net proceeds to the Company was approximately $8,845,000 after deducting offering-related expenses of approximately $1,550,000. The Company used a portion of the proceeds to repay outstanding indebtedness of $2,178,000. The remaining proceeds will be used in the development of new products and upgrades, expansion of the Company's sales and marketing efforts and general working capital.

     On August 18, 1998, the Company sold 172,750 shares of common stock, in connection with the partial exercise of the underwriter's overallotment option, at a price of $7.00 per share for gross proceeds of $1,209,250. Net of underwriting commissions and the expenses, the Company received a net proceeds of $1,055,071.

     The Company intends to spend approximately $900,000 from the proceeds of its initial offering to purchase components for up to 110 additional CoinBank(R) machines. These purchases together with prior purchases by the Company will satisfy the minimum amount of CoinBank(R) components the Company is required to purchase from a foreign manufacturer in order to retain exclusive distribution rights to sell the coin processing equipment purchased from the manufacturer. See "Use of Proceeds" and "Business-CoinBank(R) Machines-Assembly and Supply of CoinBank(R) Machines."

     The Company is dependent upon the proceeds of its initial public offering to finance its proposed expansion. Based on the Company's current proposed plans and assumptions relating to the implementation of its expansion strategy, the Company anticipates that the net proceeds of its initial public offering will be sufficient to satisfy its contemplated cash requirements for approximately 12 months. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for coin processing services or otherwise), the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of, additional financing except for certain equipment financing for the purchase of CoinBank(R) machine components, and it is not anticipated that, in the future, any stockholders will provide any additional guarantees for Company obligations. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Year 2000 Effect.

     Like any other Company, advances and changes in available technology can significantly impact the business and operations of the Company. For example, a challenging problem exists as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company is expending resources to assure that its computer systems are either currently capable, especially in the case of any new equipment, or reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. This "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions worldwide. Such failures of the Company and/or third parties' computer systems, however, are not expected to have a material impact on the Company's ability to conduct is business, and especially to process and account for the transfer of funds electronically. The Company's Coinbank machines are not expected to incur any material problems with the year 2000 change.


New Accounting Standards

     Statements of Financial Accounting Standards No. 129 " Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principals Board Opinion No. 15, which has been superseded by SFAS No.129. The Company adopted SFAS No. 129 without a material effect on its financial position or results of operations.

     Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

     Statements of Financial Accounting Standards No. 131, " Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operation segments in complete sets of financial statements of the enterprise and in condense financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in the which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any on its results of operations.

     Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 1999. The new standard provides for standardized accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The guidance applies to all entities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Fair value measurements are based on the guidance contained in SFAS 107, Disclosures about Fair Value of Financial Instruments. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its results of operations.

                                    PART III

ITEM 7.   FINANCIAL STATEMENTS

          See Financial Statements attached hereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 6, 1998, the Board of Directors of Cash Technologies, Inc. (the "Company") determined that it would be in the best interests of the Company to terminate the services of its independent accountant DeLoitte & Touche LLP, which acted as its independent accountant with respect to the Company's financial statements for the fiscal year ended May 31, 1997 which were included in its Registration Statement for the Company's initial public offering.

     The dismissal of DeLoitte & Touche LLP was recommended and approved by the Board of Directors of the Company and is not the result of any disagreement with DeLoitte & Touche LLP on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.

     The audit opinion delivered by DeLoitte & Touche LLP which was included in the Company's financial statements for the period ending May 31, 1997 which were included in the Company's registration statement for its initial public offering contained an explanatory paragraph. In addition, during the last two fiscal years and subsequent periods there were no disagreements with DeLoitte & Touche LLP regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure.

     Effective September 29, 1998, the Board of Directors of Cash Technologies, Inc. (the "Company") determined that it would be in the best interests of the Company to retain the services of BDO Seidman LP as its independent certified public accountants. The firm has audited the Company's financial statements included in this Form 10KSB for its fiscal year ended May 31, 1997 and 1998. BDO Seidman will also serve as the Company's auditors for the fiscal year ending May 31, 1999.

     During the last two fiscal years and subsequent periods the Company did not consult with BDO Seidman regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure or accounting principles applicable to any specific transaction.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The Company was not public prior to July 9, 1998, therefore no reports were required to be filed during the fiscal year ending May 31, 1998.


                                   MANAGEMENT

DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN KEY EMPLOYEES

     The current directors, executive officers and certain key employees of the Company are as follows:


     NAME                  AGE                 POSITION
     ----                  ---                 --------

Bruce Korman                39   President, Chief Executive Officer and Chairman
                                 of the Board


Richard Miller              46   Vice President, Chief Financial Officer,
                                 Secretary and Director

S. Christine Dobbings       49   Vice President, Marketing

Robert B. Fagenson          48   Director

Vincent A. Carrino          38   Director

Edward G. Harshfield             Director

DIRECTORS AND EXECUTIVE OFFICERS

     Bruce Korman has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception, and has served in the same capacities at National Cash Processors, Inc. ("NCP") and CoinBank
Automated Systems, Inc. ("CAS"), the Company's wholly-owned subsidiaries, since their respective inceptions. Since 1984, Mr. Korman has been a principal and general partner in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

     Richard Miller has been Vice President, Secretary, Chief Financial Officer and a Director of the Company since its inception and has served in the same capacities at NCP and as Chief Financial Officer, Secretary and Director at CAS since their respective inceptions. Since 1985, Mr. Miller has served as President and Chief Executive Officer of Union Fidelity, a mortgage banking firm which he founded.

     Robert B. Fagenson has been a director since August 4, 1998. Mr. Fagenson has, for more than the last five years, been a director and President of Fagenson & Co., Inc. a New York Stock Exchange ("NYSE") specialist firm, and a Vice President and director of Starr Securities, Inc. a registered broker-dealer and member of the NYSE. Mr. Fagenson is also a director of: the NYSE;
of Healthy Planet Products, Inc. a company listed on the American Stock Exchange; RentWay Inc., a company listed on the NYSE; Hudson Hotel Corporation, a company listed on the Nasdaq National Market; AutoInfo, Inc. a company listed on the Nasdaq National Market; and Nu-Tech Biomedical, Inc., a company traded on the OTC Bulletin Board. Mr. Fagenson serves as the representative of Starr Securities, Inc., the underwriter in the Company's initial public offering.

     Edward Harshfield has been a director of the Company since August 4, 1998. Mr. Harshfield has been since 1997 the Vice Chairman of California Federal BankFSB, one of the nation's largest savings institutions. From October 1993 until 1997, Mr. Harshfield was the President and Chief Executive Officer of California Federal.

     Vincent A. Carrino has been a director of the Company since August 4, 1998. Mr. Carrino founded Brookhaven Capital Management, Inc., an investment management company headquartered in Menlo Park, California in 1986 and has been its President since such time. Mr. Carrino serves as a director of Rent Way, Inc., a company listed on the NYSE.

     S. Christine Dobbings has been Vice President of Marketing of the Company and NCP since August 1995 and of CAS since November 1995 and has been the Sales Manager of NCP since August 1994. From 1992 to 1994, Ms. Dobbings was Senior Wholesale Account Executive for EFM Mortgage Bankers, and served as Senior Loan Agent for Home Savings of America from 1989 to 1991. From 1984 to 1988, Ms. Dobbings was Regional Wholesale Marketing Manager for Western Federal Savings and Loan and co-founded its wholesale lending division.

     Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of the Company.

     Pursuant to the terms of the Underwriting Agreement between the Company and the underwriters in its initial public offering, the underwriters may appoint a designee as either a member of the Board of Directors or as an advisor to attend all Board Meetings. Mr. Fagenson serves as the nominee of the underwriters.

Compensation of Directors: Committees of the Board.

     During the fiscal year ended May 31, 1998 the Company did not pay any consideration to Mr. Korman or Mr. Miller for their services as members of the Board. Mr. Korman and Mr. Miller were the only members of the Board of Directors until August 4, 1998 when Mssrs. Fagenson, Carrino and Harshfield were appointed to the Board. Prior to August 4, 1998 the Board of Directors had no committees. Directors do not receive cash compensation for serving on the Board of Directors. On August 4, 1998, the Board of Directors voted to approve adoption of a Non-Employee Director Stock Option Plan whereby each non-employee Director would receive 30,000 options upon joining the Board of Directors. The Board expects to submit approval of the Director Plan to the Shareholders of the Company.

     On August 4, 1998, the Board of Directors established two committees. The Audit Committee is comprised of Robert Fagenson, Vincent Carrino and Richard Miller. Mr Carrino and Mr Fagenson are independent directors of the Company. The audit committees duties include: (i) reviewing with the Company's independent auditors the scope and results of any audits; and (ii) reviewing with the independent auditors and management the Company's accounting, financial and operating controls and staff.

     In addition, the Company established a Compensation Committee comprised of Messrs. Miller Harshfield and Fagenson. The Compensation Committee will administer the Company's Employee Stock Option Plan and negotiate and approve employment agreements between the Company and executive officers of the Company.

CERTAIN KEY EMPLOYEES

     Willi Muhr, 37, has been Vice President of the Company since August 1996, establishing and managing the Company's European Operations. From June 1993 to March 1996, Mr. Muhr served as Chief Executive Officer of Adcon Telemetry, an international wireless data communications company. From August 1986 to February 1993, Mr. Muhr was a principal in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

     Darryl J. Bergman, 32, has been Director of Technical Development for the Company since January 1997. From January 1991 to December 1996, Mr. Bergman served first as Software Developer and later as Software Project Leader at Harte-Hanks, a leading media and marketing firm, where he had senior responsibility for database applications software development for major accounts including Sony Corporation, Prudential Insurance and Cigna Health Care.

     Aftab (Jeff) Zahed, 41, has been Controller of the Company since June 1997. From July 1993 to June 1997, Mr. Zahed was a financial consultant to CA Healthcare, a franchisee of General Nutrition Center, a national retailer of nutritional products, responsible for designing policies to increase revenues and cut costs. From December 1992 to November 1993, Mr. Zahed was a financial consultant to Martino's, a subsidiary of Pepperidge Farm, responsible for accounts analysis and reviewing budgets and forecasts. From 1988 to 1992, Mr. Zahed was Chief Financial Officer of Best & Vest, Inc., a MicroAge and Computerland franchisee. From 1983 to 1988, Mr. Zahed was Accounts Manager at Levin & Associates, a public accounting firm. Mr. Zahed holds an M.B.A.


ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth certain compensation paid by the Company during the fiscal years ended May 31, 1998, May 31, 1997 and May 31, 1996 to its President and Chief Executive Officer (the "Named Executive"). No officer of the Company received compensation in excess of $100,000 for the fiscal year ended May 31, 1998.


                           SUMMARY COMPENSATION TABLE


                                                         LONG TERM
                                                       -------------
                                                       COMPENSATION
                                                       -------------
                                                        SECURITIES
                                                       -------------
                                         ANNUAL          UNDERLYING        ALL OTHER
                                  -----------------    --------------   ---------------
NAME AND PRINCIPAL POSITION          COMPENSATION        OPTIONS (#)    COMPENSATION(3)
--------------------------------  -----------------    -------------    ---------------
                                  YEAR     SALARY
                                  ----   ----------
Bruce Korman                       1998   $     0(1)            --           $

President and Chief Executive      1997   $     0(1)          85,000         $
 Officer

                                   1996   $60,000(2)            --           $11,023



(1) Mr. Korman waived his salary for the fiscal years ended May 31, 1997 and May 31, 1998.
(2) Of such amount, approximately $10,520 has been paid to Mr. Korman and the balance is accrued but unpaid as of the date of this Form 10KSB.
(3)  Consists of certain living expenses for Mr. Korman.



     The following table discloses information concerning stock options granted in the year ended May 31, 1998 to Mr. Korman, the Named Executive.

OPTION GRANTS IN FISCAL YEAR ENDED MAY 31, 1998


                                              INDIVIDUAL GRANTS
                         -----------------------------------------------------------
                         NUMBER OF        PERCENT OF TOTAL
                         ----------       ----------------
                         SECURITIES       OPTIONS GRANTED
                         ----------       ----------------
                         UNDERLYING              TO
                         ----------       ----------------
        NAME              OPTIONS           EMPLOYEES IN       EXERCISE   EXPIRATION
        ----             ----------       ----------------     --------   ----------
                          GRANTED              FISCAL           PRICE         N
                         ----------       ----------------     --------    ---------
                            (#)(1)              YEAR(%)         ($/SH)       DATE
                         ----------       ----------------     --------    ---------

Bruce Korman                 85,000            29.7               $3.50     12/31/01

------------------------
(1) All of such options were exercisable in full from the date of grant.

     No options or warrants to purchase Common Stock were granted to or exercised by the Named Executive during the fiscal year ended May 31, 1998.

     The following table sets forth information concerning the number of options owned by the Named Executive and the value of any in-the-money unexercised stock options as of May 31, 1998. No options were exercised by the Named Executive during the fiscal year ended May 31, 1998:

         AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES


                         NUMBER OF
                        SECURITIES                  VALUE OF
                        UNDERLYING                UNEXERCISED
                        UNEXERCISED               IN-THE-MONEY
                        OPTIONS AT                 OPTIONS AT
                       MAY 31, 1997             MAY 31, 1997(1)

   NAME          EXERCISABLE   UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE


Bruce Korman           85,000       -  0-          $-0-         $-0-


(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the Common Stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.


EMPLOYMENT AGREEMENTS

     The Company currently has no employment agreements with any of its officers other than Mr. Korman. The Company has entered into a three (3) year employment agreement with Mr. Korman which provides for an initial annual base salary of $120,000 base salaries of $150,000 and $180,000 in the second and third years, respectively, and payment of such bonuses as the Board of Directors determines. Any such bonus will be voted on by the entire Board, including Mr. Korman, unless Mr. Korman or another director chooses to abstain from voting on the matter. The agreement includes Mr. Korman's covenant not to compete with the Company's business during the term of the Agreement and for a period of one year thereafter. The loss of the services of Mr. Korman could have a material adverse effect on the Company's business and prospects. The agreement requires Mr. Korman to devote not less than 40 hours per week of his business time to the business of the Company. Mr. Korman also participates in other business endeavors which require a portion of his business time. Although Mr. Korman has advised the Company that his participation in outside business matters should not interfere with his performance of his duties as President and Chief Executive Officer of the Company, there can be no assurance that a conflict of interest will not arise with respect to the allocation of Mr. Korman's time or that such conflict would be resolved in the Company's favor. The Company is seeking to retain the services of a Chief Financial Officer to replace Mr. Miller, who is currently serving in that position on a part-time basis.

STOCK OPTION PLAN

     The Company has adopted the 1996 Stock Option Plan (the "Option Plan").
The purpose of the Option Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers and consultants of the Company and to promote the success of the Company's business. A reserve of 575,887 shares of the Company's Common Stock has been established for issuance under the Option Plan of which options to purchase 285,887 shares at an exercise price of $3.50 per share were granted in December 1996 and options to purchase 290,000 shares at an exercise price of $7.00 per share were granted during 1997 to officers, and certain employees of, and consultants to, the Company. The Option Plan is currently administered by the Board of Directors. Subject to the Option Plan, the Board has complete discretion to determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the exercise price of the option, the status of any granted option as either an incentive stock option or a non-qualified option, the vesting schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

     Each option granted under the Option Plan will have a maximum term of ten years, subject to earlier termination following the optionee's cessation of service with the Company. The exercise price of incentive stock options and non-qualified stock options granted under the Option Plan must be at least 100% of the fair market value of the stock subject to the option on the date of grant, respectively (or 110% with respect to incentive options granted to holders of more than 10% of the voting power of the Company's outstanding stock). Such payment may be made in cash, or at the discretion of the Board, in outstanding shares of Common Stock held by the participant, through a full recourse promissory note payable in installments over a period of years or any combination of the foregoing.

LIMITATIONS OF LIABILITY AND INDEMNIFICATION

     The Company's Restated Certificate of Incorporation and By-Laws provide that the Company shall, to the maximum extent permitted from time to time under the Delaware General Corporation Law (the "DGCL"), indemnify and advance expenses to any officer, director, employee or agent of the Company in connection with any threatened, pending or completed action, suit or proceeding. The Restated Certificate of Incorporation also permits the Company to secure insurance on behalf of any person who was or is a director, officer, employee or agent of the Company against any liability incurred by such person in such capacity, regardless of whether indemnification would be permitted under the applicable provisions of the DGCL or the Restated Certificate of Incorporation.

     Section 102(b)(7) of the DGCL permits a provision in the certificate of incorporation of each corporation organized thereunder eliminating or limiting, with certain exceptions, the personal liability of a director to the corporation or its stockholders for monetary damages for certain breaches of fiduciary duty as a director.

     Section 145 of the DGCL ("Section 145"), in summary, empowers a Delaware corporation, within certain limitations, to indemnify its officers, directors, employees and agents against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement, actually and reasonably incurred by them in connection with any nonderivative suit or proceeding, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to a criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.

     With respect to derivative actions, Section 145 permits a corporation to indemnify its officers, directors, employees and agents against expenses (including attorneys' fees) actually and reasonably incurred in connection with the defense or settlement of such action or suit, provided such person meets the standard of conduct described in the preceding paragraph, except that no indemnification is permitted in respect of any claim where such person has been found liable to the corporation, unless the Court of Chancery or the court in which such action or suit was brought approves such indemnification and determines that such person is fairly and reasonably entitled to be indemnified.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information as of October 1, 1998, relating to the beneficial ownership of shares of Common Stock by: (i) each person or entity who is known by the Company to own beneficially five percent or more of the outstanding Common Stock, (ii) the Named Executive, (iii) each of the Company's directors and (iv) all directors and executive officers of the Company as a group.






                                                                        PERCENTAGE OF
                                                   NUMBER OF SHARES        SHARES
            NAME AND ADDRESS OF                      BENEFICIALLY        BENEFICIALLY
         BENEFICIAL OWNERS (1) (2)                      OWNED               OWNED
Bruce Korman                                            996,657(4)          27.6
Richard Miller                                          666,657(5)          18.5


Robert Fagenson (7)                                           0                0

Vincent A. Carrino (7)                                        0                0

Edward G. Harshfield (7)                                      0                0

All directors and executive officers as a
 group                                           1,697,981(4)(5)(6)(7)         46.1
(6 persons)

------------------------------------

(1) Unless otherwise indicated, the address for each named individual or group is in care of Cash Technologies, Inc., 1434 West 11th Street, Los Angeles, California 90015.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from October 1, 1998 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this Form 10-KSB have been exercised and converted.

(3) Does not give effect to the transfer of the Conversion Shares by certain officers of the Company or their affiliates to certain lenders as partial exchange for the extinguishment of approximately $1,324,700 of outstanding Company indebtedness or the issuance by the Company of options to purchase approximately 161,830 shares of Common Stock to certain officers of the Company or their affiliates in connection with the issuance of the Conversion Shares.

(4) Includes 597,392 shares owned by First Bancorp L.P. Mr. Korman is a limited partner of First Bancorp L.P. and the President of the general partner of First Bancorp L.P. Also includes (i) 280,000 shares of Common Stock issued to investors in October 1996 who have granted Mr. Korman a three-year right to vote such shares and (ii) 119,265 shares subject to outstanding exercisable options.

(5) Includes 547,392 shares owned by Lakeview Enterprises, Ltd. Mr. Miller is a limited partner of Lakeview Enterprises, Ltd. and the President of the general partner of Lakeview Enterprises, Ltd. Also includes 119,265 shares subject to outstanding exercisable options.

(6) Includes exercisable options to purchase 16,667 shares of Common Stock held by S. Christine Dobbings, the Company's Vice President, Marketing.

(7) Mssrs. Fagenson, Harshfield and Carrino were elected to the Board of Directors on August 4, 1998. The Board of Directors has determined to submit for stockholder approval a proposal to adopt a Non-Employee Director Plan pursuant to which each non-employee director of the Company will be granted 30,000 options to purchase Common Stock of the Company, which options will vest in 1/3 increments commencing on the date of grant. Formal approval of the Director Plan is subject to approval by the Company's shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

     In connection with the formation of the Company in August 1995, the Company issued and sold to Lakeview Enterprises, Ltd. ("Lakeview"), an affiliate of Richard Miller, the Company's Vice President and Chief Financial Officer, and to First Bancorp, L.P. ("First Bancorp"), an affiliate of Bruce Korman, the Company's President and Chief Executive Officer, 514,107 shares each of the Company's common stock for nominal consideration.

     Between July 1994 and November 1994, Mr. Miller personally guaranteed approximately $200,000 principal amount of capital lease obligations assumed by the Company. As of February 28, 1998, the balance outstanding under such guaranteed leases was approximately $125,000. In addition, in February 1997, Messrs. Korman and Miller personally guaranteed an equipment financing line of credit provided to the Company by GE Capital Corporation, which guarantee was released 90 days following the Company's initial public offering. The Company has borrowed $5.5 million under this line of credit. Neither Mr. Korman nor Mr. Miller has any obligation to make additional personal guarantees available to the Company. There can be no assurance that any such personal guarantees will be available in the future or that the absence of any such personal guarantees will not adversely affect the Company's ability to borrow in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In October 1995, in consideration of certain loans made to the Company by Mr. Miller and Lakeview, the Company issued a secured promissory note in the amount of $812,000 to Lakeview, bearing interest at the rate of 10.5% per annum, secured by a pledge of substantially all of the Company's then existing assets, which note matured on April 19, 1997. Since 1997, Lakeview has sold approximately $305,000 of this debt to certain third parties. The Company repaid approximately $146,000 of the loan from the proceeds at its initial public offering. The Company converted the remaining portion of the loan to approximately 104,500 shares of Common Stock. See "Use of Proceeds."

     The Company issued 102,822 shares of the Common Stock to each of Lakeview and First Bancorp in connection with the Company's acquisition in January 1996 of all of the common stock of NCP from Lakeview and First Bancorp.

     Prior to November 1996, the Company licensed certain technology and software used in its operations from First Bancorp, pursuant to an agreement that required the Company to pay to First Bancorp monthly royalties in the amount of the greater of 2.5% of the Company's earnings before interest and taxes or $3,000. In November 1996, the Company purchased such software and related intellectual property rights from First Bancorp for $50,000, which is represented by a non-interest bearing promissory note which was paid following the Company's initial public offering. See "Use of Proceeds."

     The Company leases approximately 13,000 square feet of space at 1434 West 11th Street, Los Angeles, CA, which it uses for its executive offices and coin processing facility from Prime

Financial Partners, Ltd., an affiliate of Messrs. Korman and Miller. The lease agreement expires in September 2002 and provides for a base monthly rent of $5,600.

     In connection with its initial public offering, approximately $1,324,700 amount of outstanding Company indebtedness was converted by certain lenders into approximately 292,745 shares of Common Stock, of which approximately 161,830 are beneficially owned by Messrs. Korman and Miller. In connection with this transaction, the Company issued Messrs. Korman and Miller options to purchase approximately 161,800 shares of Common Stock at an exercise price of $7.00 per share.

     The Board of Directors of the Company has adopted a policy which requires that all future transactions with officers, directors or 5% or greater stockholders must be on terms no less favorable than could be obtained from unaffiliated third parties and that, following the election of one or more independent disinterested directors, any such transaction must be approved by a majority of such directors.

DELAWARE ANTI-TAKEOVER LAW

     The Company is subject to certain anti-takeover provisions under Section 203 of the Delaware General Corporation Law. In general, under Section 203, a Delaware corporation may not engage in any business combination with any "interested stockholder" (a person that owns, directly or indirectly, 15% or more of the outstanding voting stock of a corporation or is an affiliate of a corporation and was the owner of 15% or more of the outstanding voting stock) for a period of three years following the date such stockholder became an interested stockholder, unless (i) prior to such date the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or (ii) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, or (iii) on or subsequent to such date, the business combination is approved by the board of directors and unauthorized at an annual or special meeting of stockholders by at least 66-2/3% of the outstanding voting stock which is not owned by the interested stockholder. The restrictions imposed by
Section 203 will not apply to a corporation if the corporation's initial certificate of incorporation contains a provision expressly electing not to be governed by this section or the corporation by action of its stockholders holding a majority of the outstanding stock adopts an amendment to its certificate of incorporation or by-laws expressly electing not to be governed by
Section 203.

     The Company has not elected out of Section 203, and upon consummation of the Company's initial public offering and the listing of Common Stock on Nasdaq, the restrictions imposed by Section 203 apply to the Company. Such provision could have the effect of discouraging, delaying or preventing a takeover of the Company, which could otherwise be in the best interest of the Company's stockholders, and have an adverse effect on the market price for the Company's Common Stock.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

        The following Exhibits designated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 17 C.F.R. 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

3.1 Restated Certificate of Incorporation of the Company [Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

3.2 Bylaws of the Company [Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

4.1 Form of the Company's Common Stock Certificate [Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

4.2 Form of the Underwriter's Warrant Agreement, including Form of Warrant Certificate dated as of July 9, 1998 between the Company, Starr Securities, Inc. and GunnAllen Financial Inc. (the
       "Underwriters")[Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

10.1 Lease for the Company's Facilities at 1422 -34 West 11th Street, Los Angeles Ca [Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

10.2 Agreement dated November 22, 1996 between National Cash Processors Inc. and First Bancorp LP [Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

10.3 Manufacturing and License Agreement dated January 17, 1997 between the Company and Geld Bearbeitungs Systeme GES.M.B.H.[Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

10.4 Form of Employment Agreement between the Company and Bruce Korman [Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

10.5 Stock Option Plan [Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

10.6 Form of Consulting Agreement between the Company and the Underwriters dated as of July 9, 1998 [Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

10.7 Stock Purchase Agreement and Plan of Reorganization of the Company [Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

10.8   Contract between the Company and Los Angeles County
       MetropolitanTransportation Authority [Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

10.9 Promissorry Note issued to G.E. Capital Corp, Security Agreement and related Guarantees [Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

10.10 Form of Bridge Notes and Bridge Warrant [Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]

21.    Subsidiaries of the Company

23. Consent of BDO Seidman LLP, independent auditors (consent contained in audit opinion in Financial Statements)

27.    Financial Data Schedule

(b)  Reports on Form 8K

     Not Applicable. The Company did not become a reporting a reporting company until July 9, 1998, a date which was after its fiscal year ended May 31, 1998 and therefore did not file reports, including Form 8K, with the SEC prior to July 9, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 19th day of October, 1998.


                                    CASH TECHNOLOGIES, INC.



                                    By: /s/ Bruce Korman
                                       --------------------------------------
                                         Bruce Korman
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                             Title                                       Date
    ---------                             -----                                       ----
/s/ Bruce Korman              President, Chief Executive Officer                October 19, 1998
----------------------        and Director (Principal Executive
Bruce Korman                  Officer)



/s/ Richard Miller            Chief Financial Officer and                       October 19, 1998
----------------------        Director (Principal Financial
Richard Miller                Officer)




/s/ Aftab Zahed               Controller                                        October 19, 1998
----------------------        (Principal Accounting Officer)
Aftab Zahed


/s/ Robert Fagenson           Director                                          October 19, 1998
----------------------
Robert Fagenson


/s/ Vincent A. Carrino        Director                                          October 19, 1998
----------------------
Vincent A. Carrino

                              Director                                          October  , 1998
----------------------
Edward G. Harshfield

                   CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                  Page
                                                                                                  ----
Independent Certified Public Accountants' Reports ..............................................   F-2

Consolidated Balance Sheets as of May 31, 1997 and May 31, 1998 ................................   F-3

Consolidated Statements of Operations for the years ended May 31, 1997 and 1998 ................   F-4

Consolidated Statements of Stockholders' Deficiency for the years ended May 31, 1997 and 1998 ..   F-4

Consolidated Statements of Cash Flows for the years ended May 31, 1997 and 1998 ................   F-5

Notes to Consolidated Financial Statements .....................................................   F-6


               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Cash Technologies, Inc.
Los Angeles, California:

     We have audited the accompanying consolidated balance sheets of Cash Technologies, Inc. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ BDO SEIDMAN LLP

Los Angeles, California
October 6, 1998

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                 May 31,
                                                                                ---------
                                                                            1997          1998
                                                                            ----          ----
                     ASSETS (NOTE 4)
CURRENT ASSETS:
   Cash and cash equivalents (Note 1) .................................   $  463,605   $  210,723
   Cash--restricted (Note 1) ..........................................       40,372       41,973
   Accounts receivable (Note 1) .......................................      401,232       40,398
   Inventories (Note 1) ...............................................      167,501       79,785
   Prepaid expenses and other current assets ..........................       62,705       58,298
                                                                          ----------   ----------
       Total current assets ...........................................    1,135,415      431,177
PROPERTY AND EQUIPMENT, Net (Notes 1, 2 and 3) ........................    1,220,902    2,639,630
OTHER ASSETS (Primarily Financing Costs) ..............................      106,204      260,441
                                                                          -----------  ----------

                                                                          $2,462,52l   $3,331,248
                                                                          ==========   ==========

          LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
   Current maturities of Notes payable (Note 3) .......................   $1,972,703    1,273,629
   Current maturities of capitalized lease obligations (Note 7) .......       93,584       86,041
   Current maturities of due to stockholders (Note 4) .................    1,423,595    2,349,205
   Accounts payable (Note 1) ..........................................      320,335      559,811
   Accrued expenses and other current liabilities .....................       63,798      233,406
                                                                          ----------   ----------
        Total current liabilities .....................................    3,874,015    4,502,092

NOTES PAYABLE, Less current maturities (Note 3)........................            -    3,859,567
CAPITALIZED LEASE OBLIGATIONS, Less current maturities (Note 7) .......       91,505       19,238
DUE TO STOCKHOLDERS, Less current maturities (Note 4) .................      877,830       58,325

COMMITMENTS AND CONTINGENCIES (Notes 4 and 7) .........................            -            -

STOCKHOLDERS' DEFICIENCY (Note 8):
   Preferred stock, $.01 par value; 1,000,000 shares authorized; none
     outstanding ......................................................            -            -
   Common stock, $.01 par value; 20,000,000 shares authorized;
     1,700,000 shares issued and outstanding ..........................       17,000       17,000
   Additional paid-in capital .........................................      451,235      451,235
   Accumulated deficit ................................................   (2,849,064)  (5,576,209)
                                                                          ----------   ----------
       Total stockholders' deficiency .................................   (2,380,829)  (5,107,974)
                                                                          ----------   ----------
                                                                          $2,462,52l   $3,331,248
                                                                          ==========   ==========

                See notes to consolidated financial statements.

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Years Ended May 31,
                                                  ---------------------------
                                                      1997           1998
                                                      ----           ----
GROSS REVENUES* ................................  $19,544,001    $55,529,942
                                                  ===========    ===========
NET REVENUES (Note 1) ..........................  $   273,822        878,852
COST OF REVENUES ...............................      276,173        509,443
                                                  -----------    -----------
GROSS PROFIT (LOSS) ............................       (2,351)       369,409
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ...    1,207,529      2,342,610
DEPRECIATION AND AMORTIZATION
     EXPENSES (Note 1 and 2) ...................      105,721        251,090
                                                  -----------    -----------
OPERATING LOSS .................................   (1,315,601)    (2,224,291)
INTEREST EXPENSE, Net (Notes 3 and 4) ..........      228,831       (499,840)
                                                  -----------    -----------
LOSS BEFORE INCOME TAXES .......................   (1,544,432)    (2,724,131)
INCOME TAXES (Notes 1 and 5) ...................        3,373          3,014
                                                  -----------    -----------

NET LOSS........................................  $(1,547,805)   $(2,727,145)
                                                  -----------    -----------

BASIC AND DILUTIVE NET LOSS PER
     COMMON SHARE (Note 1)......................  $     (1.03)   $     (l.60)
                                                  -----------    -----------

 WEIGHTED AVERAGES SHARES
     OUTSTANDING (Note 1).......................    1,505,744      1,700,000
                                                  ===========    ===========
--------------

* Gross revenues include the value of coin and currency processed and does not represent revenue under generally accepted accounting principles. (Note 1)

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                       Years ended May 31, 1997 and 1998

                                                             Additional                     Total
                                                              Paid-in     Accumulated    Stockholder's
                                          Common Stock        Capital       Deficit        Deficiency
                                       -------------------   ----------   ------------   --------------
                                        Shares     Amount
                                       ---------   -------
BALANCE, JUNE 1, 1996 .............    1,242,288    12,423       24,077    (1,301,259)      (1,264,759)
 Common stock and warrants issued
   (Note 4) .......................      457,712     4,577      427,158                        431,735
 Net loss .........................            -         -            -    (1,547,805)      (1,547,805)
                                       ---------   -------     --------   -----------      -----------
BALANCE, MAY 31, 1997 .............    1,700,000    17,000      451,235    (2,849,064)      (2,380,829)
   Net loss .......................            -         -            -    (2,727,145)      (2,727,145)
                                       ---------   -------     --------   -----------      -----------

BALANCE, MAY 31, 1998 .............    1,700,000   $17,000     $451,235   $(5,576,209)     $(5,107,974)
                                       =========   =======     ========   ===========      ===========

                 See notes to consolidated financial statements

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Years Ended May 31,
                                                                          -------------------
                                                                          1997            1998
                                                                          ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss..........................................................    $(1,547,805)   $(2,727,145)
 Reconciliation of net loss to net cash used in operating
  activities:
  Depreciation and amortization ...................................        105,721        251,090
  Accrued interest on stockholders loans ..........................        142,045        160,272
Changes in operating assets(liabilities:
 Accounts receivable ..............................................       (379,073)       360,834
 Inventories ......................................................        (66,167)        87,716
 Prepaid expenses and other current assets ........................        (44,770)         4,407
 Other assets .....................................................         12,575            -
 Accounts payable .................................................        254,088        239,476
 Accrued expenses and other current liabilities ...................       (186,788)       169,607
                                                                       -----------    -----------
  Net cash used in operating activities ...........................     (1,710,174)    (1,453,743)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment ...............................       (999,913)    (1,669,818)
 Cash--restricted .................................................        (40,372)        (1,601)
                                                                       -----------    -----------
  Net cash used in investing activities ...........................     (1,040,285)    (1,671,419)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from notes payable ......................................      2,054,860      3,735,000
 Payments on notes payable ........................................        (82,157)      (574,507)
 Borrowings from stockholders .....................................        932,099            -
 Payments on borrowings from stockholders..........................            -          (54,167)
 Payment on capitalized lease obligations .........................        (73,645)       (79,809)
 Deferred financing costs .........................................       (113,179)      (154,237)
 Issuance of common stock and warrants ............................        427,985            -
                                                                       -----------    -----------
  Net cash provided by financing activities .......................      3,145,963      2,872,280
                                                                       -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........................        395,504       (252,882)

CASH AND CASH EQUIVALENTS:
 Beginning of period ..............................................         68,101        463,605
                                                                       -----------    -----------
 End of period ....................................................    $   463,605    $   210,723
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION--Cash paid for:
 Income taxes .....................................................    $     1,600    $    14,611
 Interest .........................................................    $    27,783    $   314,240

SUPPLEMENTAL DISCLOSURE OF NONCASH
 TRANSACTION--
 The Company issued shares of common stock as
  consideration for loans .........................................    $     4,100    $     -

                See notes to consolidated financial statements.

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation- The accompanying consolidated financial statements include the accounts of Cash Technologies, Inc. ("CTI"), a Delaware corporation, and its wholly owned subsidiaries, National Cash Processors, Inc. ("NCP"), formerly Continental Coin Processors of California, Inc., and CoinBank Automated Systems ("CAS") together the "Company." All significant intercompany transactions and accounts have been eliminated in consolidation. CTI was incorporated in August 1995. In January 1996, certain affiliates of the Company exchanged their stock in NCP as part of a combination of entities under common control. CAS was incorporated in November 1995.

     Business-The principal business activity of each entity is as follows: CTI is a holding company; NCP is a full-service coin-processing entity providing sorting, counting and wrapping functions to coin-intensive businesses; CAS offers self-service coin-counting machines at bank branches and other locations.

     The Company's services are marketed primarily to customers in Southern California. Approximately 75% and 65% of the Company's revenues for the years ended May 31, 1997 and 1998 were derived from three customers and one customer respectively.

     Revenue Recognition- The Company recognizes service fee income when coins and currency are processed and when coins are received from machines and counted. In certain instances customers will remit funds to the Company in advance of the coin shipments to the customer or coins are deposited by customers before payment by the Company. Included in accounts payable are $99,609 and $179,673 at May 31, 1997 and 1998, representing funds received in advance of coin shipment and deposits of coins received before payment to the customer.

     Gross revenues include the value of coin and currency processed and does not represent revenue under generally accepted accounting principles.

     Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     Cash Equivalents- The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

     Cash-Restricted- The Company maintains a cash deposit as security toward the daily purchase of currency.

     Inventories- Inventory consists of coins and currency stated at face value.

     Property and Equipment- Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, which ranges from 3 to 7 years.

     Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated life of the asset or the remaining term of the lease.

     Income Taxes-The Company files a consolidated federal income tax return and a combined California franchise tax return.

     Deferred income taxes have been recognized for temporary differences between the financial reporting and income tax bases of assets and liabilities, which are based on the enacted tax rates expected to be in effect when such amounts are expected to be realized or settled. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred income taxes.

     Basic and Dilutive Net Loss per Common Share- Basic and dilutive net loss per common share is based on the weighted average number of common shares outstanding during the respective periods. Statement of Financial Accounting Standards No. 128, "Earnings per Share" issued by the FASB is effective for financial statements with fiscal years and interim periods ending after December 15, 1997. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings, such as stock options, warrants or convertible debentures. Stock options and warrants outstanding during the periods presented were not included in diluted earnings per share since their effect would be anti-dilutive.

     Fair Value of Financial Instruments- Financial instruments consist of accounts receivable and payable, which have a book value approximating the value due to their short-term nature; interest rates on long-term debt approximate current interest rates, and amounts due to stockholders have a fair value that cannot be determined due to the related-patty nature of the transactions.

     Concentration of Suppliers - The Company is dependent on third-party manufacturers for the production of the components incorporated into CoinBank(R) machines and currently purchases substantially all of its requirements of specially designed or modified components from single source suppliers. The Company purchases certain of these components pursuant to open purchase orders placed from time to time in the ordinary course of business. Although the Company currently believes that alternative sources for these components are readily available, failure or delay by any manufacturer in providing components to the Company on commercially reasonable terms, or at all, in the absence of readily available alternative sources, could result in interruptions in the Company's ability to continue its assembly and installations of CoinBank(R) machines and have a material adverse effect on the Company's operations.

     Concentration of Credit Risk- Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of accounts receivable. The receivables are unsecured, and the Company performs ongoing credit evaluations of its customers. At May 31, 1997 the receivable from a major customer was $396,763.

     Impairment of Long-Lived Assets- The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest changes) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

     New Accounting Pronouncements - Statements of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (SFAS No.
129) issued by the FASB is effective for financial statements ending after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operations.

     Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company has not determined the effect on its financial position or results of operations, if any, from the adoption of this statement.

     Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, if any, on its results of operations.

     Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 1999. The new standard provides for standardized accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The guidance applies to all entities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Fair value measurements are based on the guidance contained in SFAS 107, Disclosures about Fair Value of Financial Instruments. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its results of operations.

2.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                1997               1998
                                                                                ----               ----
Machinery  and equipment .................................................    $1,254,943       $2,899,099
Security systems .........................................................         7,523            7,523
Furniture and fixtures ...................................................        10,795           15,911
Vehicles .................................................................        14,415           14,415
Computer equipment .......................................................        36,369           63,031
Leasehold improvements ...................................................       108,291          110,892
                                                                              ----------       ----------
                                                                              $1,432,336       $3,110,871

Less accumulated depreciation ............................................       211,434          471,241
                                                                              ----------       ----------
                                                                              $1,220,902       $2,639,630
                                                                              ==========       ==========

Included in property and equipment is approximately $1,267,000 of machinery and equipment that has not been placed in service, therefore no depreciation expense has been recorded.

Included in property and equipment are the following assets held under capital leases:

                                                                               1997               1998
                                                                               -----             -----
Machinery  and equipment .................................................    $206,959         $206,959
Security systems .........................................................      35,264           35,264
Computer equipment .......................................................      47,482           47,482
                                                                              --------         --------
                                                                               289,705          289,705

Less accumulated depreciation at May 31, 1997 and 1998....................     127,373          171,473
                                                                              --------         --------
                                                                              $162,332         $118,232
                                                                              ========         ========

Depreciation expense for the years ended May 31, 1997 and 1998 on assets held under capital leases was $44,100 and $44,100.

3.   NOTES PAYABLE

                                                                                  1997           1998
                                                                                  -----          ----
Equipment loans, secured by the personal guarantees of the two principal stockholders of the Company. The guarantors will be released 90 days after a fully subscribed initial public offering.
Interest rates range from 3.88% to 9.25%, with the loans maturing through 2002. Pursuant to a loan and security agreement and related note, as revised (collectively the"Agreement"), with a finance company, the Company borrowed 5,500,000 The finance
company has indicated that all funds advanced to the Company
are to be secured by equipment............................................      $1,972,703       $4,883,196

Subordinated Note payable to a company with interest payable at 9%
per annum. The loan is due on the earlier of April 6, 1999 or the consummation of the initial public offering.  In addition to the interest, the Company will receive warrants to acquire up to 25,000 shares of the Company's Common Stock at a price equal to the price
of the Common Stock being sold in the initial public offering.............              --          250,000
                                                                                ----------       ----------
                                                                                 1,972,703        5,133,196
Less current portion......................................................       1,972,703        1,273,629
                                                                                ----------       ----------
Long term maturities......................................................      $       --       $3,859,567
                                                                                ==========       ==========

Maturities of Notes Payable are as follows at May 31, 1998:

       Year Ending
         May 31,
       -----------
          1999..................................................    $1,273,629
          2000..................................................     1,159,269
          2001..................................................     1,274,323
          2002..................................................     1,425,975
                                                                    ----------
                                                                    $5,133,196
                                                                    ==========



4.      DUE TO STOCKHOLDERS
Notes and loans payable to stockholders consist of the following:
                                                                                                   1997           1998
                                                                                                   ----           ----
Note payable to a partnership, whose principal partner is a stockholder of the Company, secured by the assets of the Company.  The loan
  bears interest at 10.5% and is due in April 1998 .......................................      $  552,813     $  530,614
Notes payable secured by the assets of the Company. The loans bear
  interest at 10.5% and are due February 1999 ............................................         255,000        255,000
Note payable to a stockholder. The loan bears interest at 12%, is unsecured and due December 1999. In addition to interest, 5,552 shares of common
  stock were issued as consideration of the loan .........................................         234,785        258,400
Note payable to lender whose owner is a stockholder of the Company. The loan bears interest at 18%, is unsecured and due on or before January
  1998. The loan is currently in default. In addition to interest, the lender was granted an option to purchase 4,113 shares of common stock as consideration for the loan. The exercise price of the option share is 50% of the price per share of common stock of the Company at the initial public offering. The fair value price per option share as determined by management is $0.05. The option expires one year after the occurrence of
  the initial public offering ............................................................         124,353        142,102
 Note payable to a stockholder. The loan bears interest at 10%, is secured and due December 1999. In addition to interest, 1,440 shares of common
  stock were issued as consideration of the loan .........................................          55,487         55,487
Note payable to a stockholder. The loan bears interest at 12%, is unsecured and due December 1999. In addition to interest, 864 shares of common
  stock were issued as consideration of the loan .........................................          33,710         37,252
Note payable to a stockholder. The loan bears interest at 10%, is unsecured and due December 1999. In addition to interest, 576 shares of  common
  stock were issued as consideration of the loan .........................................          22,026         23,992
Note payable to a stockholder. The loan bears interest at 12%, is unsecured and due December 1999. In addition to interest, 309 shares of common
  stock were issued as consideration of the loan .........................................          11,066         12,242
Note payable to a stockholder. The loan bears interest at 12%, is unsecured and due December 1999. In addition to interest, 1,477 shares of common
  stock were issued as consideration of the loan .........................................          53,332         59,341
Note payable to a stockholder. The loan bears interest at 12%, is unsecured and due December 1999. In addition to interest, 5,618 shares of  common
  stock were issued as consideration of the loan .........................................         201,358        222,312
Note payable to a stockholder. The loan bears interest at 12%, is unsecured and due December 1999. In addition to interest, 308 shares of common
  stock were issued as consideration of the loan .........................................          11,066         12,342
Notes payable to stockholders. The unsecured loans bear interest  at 8%, effective interest is 8.42% based upon original issue  discount, due primarily in December 1999 or upon the initial public offering. Interest is currently in default. In addition to interest, 150,000 shares of common stock were issued as consideration of the loans with a fair value of $2.00 per share as well as five-year warrants to purchase 350,000 shares of common stock at an exercise price of $8.00 per share. The warrants have a
  fair value of $35,000. .................................................................         696,429        748,446

                                                                                      1997                      1998
                                                                                      ----                     -----
In November 1996, the Company entered into an agreement with a major stockholder to purchase all the rights under a software licensing agreement. The loan is non-interest bearing, is unsecured and due the
  date the Company consummates an initial public offering.......................    $   50,000              $   50,000
                                                                                    ----------              ----------
                                                                                     2,301,425               2,407,530
Less current maturities.........................................................     1,423,595               2,349,205
                                                                                    ----------              ----------
Long-term maturities............................................................    $  877,830              $   58,325
                                                                                    ==========              ==========

Maturities of due to stockholders are as follows at May 31, 1998:


         Year Ending
           May 3l,
         -----------
            1999...............................    $2,349,205
            2000...............................        58,325
                                                  -----------

                                                  $ 2,407,530
                                                  ===========

     The consideration related to the common stock and warrants issued to the stockholders was estimated to be $42,850 and has been reflected as discount on issuance of notes payable.

     An officer of the Company, who is an affiliate of a partnership that is a principal stockholder of the Company, borrowed funds amounting to $475,000 (this amount is included in note payable to a partnership of $552,813 and $533,201 at May 31, 1997 and 1998) in his own name from a bank and loaned it to the Company and has also personally guaranteed $142,772 of capital lease obligations assumed by the Company (see Note 7). The Company makes interest payments directly to the bank on the notes and monthly capital lease payments directly to the applicable lessors.

     The loans from stockholders included accrued interest of $195,363 and $368,483 at May 31, 1997 and 1998. Substantially all of the assets of the Company serve as collateral for outstanding debt.

See Note 9 - Subsequent Events regarding repayments and conversions to equity.

5.   INCOME TAXES

     As of May 31, 1998 the Company has available federal net operating loss ("NOL") carryforwards that approximate $6,000,000 and may be applied against future taxable income through 2013. State NOL carryforward are approximately 50% of federal amounts and expire through 2003. Since management can not determine if it is more likely than not that the deferred tax asset will be realized, a 100% valuation reserve has been set up to entirely offset the deferred tax asset of $2,000,000. The utilization of NOLs may be limited in the future if significant changes in stock ownership occur. Temporary differences other than the NOL are not material. The current tax expense is due to payment of state taxes.

6.   STOCK OPTION PLAN

     The Company has adopted a 1996 stock option plan (the "Option Plan"). A total of 575,887 shares of the Company's common stock has been reserved for issuance under the Option Plan. The Company uses Accounting Principles Board Opinion No.25 to account for stock options and has adopted only the disclosure provisions of SFAS No.123. In December 1996, the Company granted 285,887 options to purchase common stock at $3.50 per share. As of February 28, 1998, no options were exercisable. The options have a five-year term, vest over five years and were granted at a price in excess of the current market price. Further, using the minimum value method of SFAS No.123 and a 6% discount rate, the options do not have any value because the discounted exercise price exceeds the current market price at the date of grant ($2.00 per share).


7.   COMMITMENTS AND CONTINGENCIES

     In January 1997, the Company entered into a five-year licensing and manufacturing services agreement with Geld Bearbeitungs Systeme GES.M.B.H., an Austrian corporation ("Geld"), pursuant to which Geld granted the Company the exclusive, perpetual right to use certain technology incorporated in CoinBank(R) machines in North and South America and Asia, provided that the Company purchases a minimum quantity of coin-counting components used in CoinBank(R) machines over the term of the agreement. Failure to satisfy such minimum purchase requirement could result in the termination of the Company's agreement with such manufacturer, which is likely to lead to the termination of the Company's exclusivity with respect to such technology, which could have a material adverse effect on the Company. The agreement also requires Geld to provide information regarding the software, hardware and manufacturing techniques used in the manufacturing of its money processing equipment to the Company in exchange for certain payments. The agreement is subject to early termination in the case of bankruptcy or breach by either party, provided that if the Company has purchased the minimum number of components from Geld, it will continue to be entitled to use, sell and distribute CoinBank(R) machines containing Geld technology. Although the Company believes that alternative sources for components similar to the components to be supplied by Geld are available, failure or delay by Geld to provide components to the Company could result in interruptions in the Company's ability to continue to assemble and install CoinBank(R) machines and have a material adverse effect on the Company's operations. As of the date of this Form 10-KSB, the Company had purchased a quantity of components from Geld that, together with the $900,000 allocated from the proceeds of the Company's initial public offering to purchase additional machines, will be sufficient to complete its minimum purchase commitment under the agreement.

     In April 1997, the Company entered into a three-year distribution agreement with Geld, subject to successive one-year renewal periods, pursuant to which Geld granted the Company the exclusive right to distribute and sell cash processing equipment in all areas of the world not covered by the January 1997 agreement between Geld and the Company (the "Territory"), except to certain financial institutions in Austria, provided that the Company purchases a minimum number of cash processing machines from Geld over a specified period during the initial three-year term of the April 1997 agreement upon the schedule provided in the agreement. The agreement provides that failure to satisfy such minimum purchase requirement will result in the Company having only a non-exclusive right to distribute the equipment in the Territory. Though the Company believes that the minimum purchase requirement is reasonable and achievable, there can be no assurance that the Company will be able to satisfy such purchase requirements.

     In June 1997, the Company received a complaint from a competitor, Coinstar, Inc. ("Coinstar"), filed in the U.S. District Court for the Northern District of California, alleging infringement of one of its patents. In June 1997, the Company filed an answer denying the claims of Coinstar and interposed a counterclaim seeking declaratory judgment as to the invalidity and unenforceability of Coinstar's patent and instituted a third-patty complaint against ScanCoin AB for breach of warranty. In January 1998, the District Count granted the Company's motion for summary judgment of noninfringement of the Company's CBIII models having a solid input tray. The count granted in part and denied in part the Company's motion for summary judgement of noninfringement concerning the earlier CBII model. The court also denied Coinstar's motion for summary judgement. Although there can be no assurance, the Company believes that the final outcome of this action will not have a material adverse effect on its financial statements.

     An action has been commenced by a consultant to recover $40,000 and an unspecified amount on commissions allegedly due it under the terms of a consulting arrangement with the Company. The Company believes the case is without merits and is defending this lawsuit.

     On September 12,1997, the Company entered into a commercial single tenant lease agreement with a related party. The new lease became effective on September 13, 1997 and will expire on September 13, 2002. The annual rent is 67,416. Rent expense is recognized using the effective rent method over the life of the lease. The lease contains rent escalations and certain rent abatements. There is a provision for a 60-month renewal option. The lease requires the payment of costs such as insurance and other operating costs in addition to minimum rentals.

     The Company is committed under noncancelable facility lease agreements and equipment operating and capital leases as follows:


              Years Ending
                 May 31                      Capital    Operating
             -------------                   ---------   ---------
                    1999                     $  92,798    $  67,416
                    2000                        19,458       67,416
                    2001                           493       67,416
                    2002                          -          16,854
                                             ---------    ---------
                                             $ 112,749    $ 219,102
                                                          =========

                Less interest                    7,470
                Less current maturities         86,040
                                             ---------
                                             $  19,239
                                             =========

       Rent expense was $73,624 and $77,224 for the years ended May 31, 1997 and 1998.

8.   COMMON STOCK

     In November 1996, the Company's Board of Directors authorized a 1-for
4.8628 reverse stock split of all outstanding shares of common stock. All share and per share numbers have been adjusted to reflect the split.

     In addition, in February 1997, the Company also amended its certificate of incorporation to increase the number of authorized shares of common stock to 20,000,000.


9.   SUBSEQUENT EVENTS

     On July 9, 1998 the Company completed an initial public offering of 1,485,000 shares of its common stock and received net proceeds of approximately $8,845,000 after deducting commissions and expenses of $1,550,000. At the same time the Company issued approximately 130,915 shares of its common stock and certain officers and stockholders exchanged approximately 161,830 shares of the Company's common stock owned by them in exchange for approximately $1,324,700 of indebtedness to shareholders.

     The Company granted 290,000 additional options under the Option Plan to purchase common stock at $7.00 per share.

     In June 1998, the Company issued a subordinated promissory note amounting to $300,000. In connection with the note, the Company issued warrants to purchase 50,000 shares of Common Stock at a price of $6.30 per share. This note was repaid with a portion of the net proceeds from the initial public offering of the Company's common stock.

     In August 1998 the Company issued 172,790 shares of common stock in connection with the partial exercise of the overallotment option. Net proceeds to the Company were approximately $1,055,071 after deducting $154,179 for commissions and expenses.