Form 10QSB
period 1998-08-31
CASH TECHNOLOGIES INC
filed 1998-10-20
CIK 1022964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ________________________________
                                  FORM 10-QSB

   (MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES AND EXCHANGE ACT OF 1934

             FOR THREE MONTH PERIOD ENDED AUGUST 31, 1998

                       OR

   [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15() OF THE
          SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-24569

                           ------------------------

                            CASH TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                       95-4558331
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

1434 W. 11/TH/STREET, LOS ANGELES, CA                       90015
(Address of principal executive offices)                  (Zip Code)

                    (213) 745-2000
 (Registrant's telephone number, including area code)

                           ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

                           ------------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     On October 15, 1998, there were 3,488,665 shares of common stock, $ .01 par value, issued and outstanding.

                            CASH TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                     INDEX

     ITEM                                                                                                PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheets as of August 31, 1998 (unaudited) and May 31, 1998................    3

           Consolidated Statements of Operations for the three month periods ended
            Aug 30, 1998 and 1997 (unaudited)............................................................    4

           Consolidated Statements of Cash Flows for the three month periods ended
            August 31, 1998 and 1997 (unaudited).........................................................    5

           Notes to Consolidated Financial Statements for the three month periods ended
            August 31, 1998 and 1997.....................................................................    6

Item 2.    Management's Discussion and Analysis..........................................................    7

PART II. OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.....................................................   10

Item 3.    Exhibits and Reports on Form 8-K..............................................................   11

SIGNATURES...............................................................................................   12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CASH TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                           AUGUST 31,      MAY 31,
                                                              1998          1998
                                                              ----          ----
                                                                  (UNAUDITED)
   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..............................  $ 6,919,675    $   252,696
 Accounts Receivable....................................       14,999         40,398
 Inventories............................................      180,826         79,785
 Prepaid expenses and other current assets..............       59,227         58,298
                                                          -----------    -----------
  Total current assets..................................    7,174,727        431,177
PROPERTY AND EQUIPMENT(Net).............................    2,694,356      2,639,630

OTHER ASSETS............................................      467,699        260,441
                                                          -----------    -----------
TOTAL ASSETS............................................   10,336,783      3,331,248
                                                          ===========    ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

 Current maturities of capital lease obligations........  $    82,659    $    86,041
 Current maturities of due to stockholders..............       87,320      2,349,205
 Current maturities of Notes Payable....................    1,092,512      1,273,629
 Accounts payable.......................................      379,127        559,811
 Accrued expenses & other current liabilities...........      283,869        233,406
                                                          -----------    -----------
 Total current liabilities..............................  $ 1,902,163    $ 4,502,092

 Notes Payable less current maturities..................    3,454,567      3,859,567
 Capital lease obligations less current maturities......        3,721         19,238
 Due to stockholders less current maturities............          ---         58,325

COMMITMENTS AND CONTINGENCIES...........................          ---            ---
STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock...........................................       29,122         17,000
 Additional paid in capital.............................   11,619,259        451,235
 Accumulated deficit....................................   (6,695,275)    (5,576,209)
                                                          -----------    -----------
  Total stockholders equity (deficit)...................    4,953,106     (5,107,974)
                                                          -----------    -----------
TOTAL...................................................  $10,336,881    $ 3,331,248
                                                          -----------    -----------

                 See notes to consolidated financial statements

                            CASH TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          THREE MONTH PERIODS
                                                            ENDED AUGUST 31,
                                                            ----------------
                                                          1998           1997
                                                          ----           ----
GROSS REVENUE.....................................    $13,878,754    $14,550,545
NET REVENUES......................................        249,431        251,785
COST OF REVENUES..................................        166,572        185,223
                                                      -----------    -----------
GROSS PROFIT (LOSS)...............................         82,859         66,562
SELLING, GENERAL &
   ADMINISTRATIVE EXP.............................        949,933        442,668
DEPRECIATION & AMORTIZATION EXP...................         56,852         67,163

OPERATING LOSS....................................       (924,788)      (443,268)
INTEREST EXPENSES.................................        195,140        103,044

LOSS BEFORE INCOME TAXES..........................     (1,119,066)      (546,312)
INCOME TAXES......................................            ---            ---

NET LOSS..........................................    $(1,119,066)   $  (546,312)
                                                      -----------    -----------

 Net loss per share, basic and diluted............    $      (.38)   $      (.32)
 Weighted average shares outstanding, basic and
  diluted.........................................      2,912,200      1,700,000
                                                      ===========    ===========

* Gross revenues include the value of coin and currency processed and does not represent revenue under generally accepted accounting principles.


                See notes to consolidated financial statements.

                            CASH TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              FOR THE THREE MONTH PERIODS
                                                                                                    ENDED AUGUST  31,
                                                                                                    -----------------
                                                                                                   1998           1997
                                                                                                   ----           ----
OPERATING ACTIVITIES:
 Net loss...................................................................................   $(1,119,066)   $ (546,312)
 Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization.............................................................        (8,900)      (38,558)

     Accounts receivable....................................................................        25,399       356,944
     Inventories............................................................................      (101,041)       49,389
     Prepaid expenses and other current assets..............................................          (929)      (20,651)
    Other assets............................................................................       (73,260)       36,475
    Accounts payable........................................................................      (180,593)      (26,627)
    Accrued liabilities.....................................................................        50,463        71,838
                                                                                               -----------    ----------
 Net cash provided/(used) by operating activities...........................................   $(1,407,927)   $  (46,139)
INVESTING ACTIVITIES:
  Property & equipment......................................................................       (45,826)     (934,263)
                                                                                               -----------    ----------
 Net cash provided/(used) by investing activities...........................................       (45,826)   $ (934,263)
FINANCING ACTIVITIES:
  Deferred financing cost...................................................................      (134,000)     (134,000)
  Payments on capital lease obligation......................................................       (18,899)      (20,333)
  Repayments on long-term debt..............................................................   $(2,906,327)   $1,004,648
 Net proceeds from issuance of common stock.................................................    11,180,146        ----
                                                                                               -----------    ----------
 Net cash provided/(used) by financing activities...........................................   $ 8,120,920    $  850,315
                                                                                               -----------    ----------
CHANGE IN CASH AND CASH EQUIVALENTS.........................................................   $ 6,666,979    $ (130,087)
 Beginning of period........................................................................   $   252,696    $  503,977
                                                                                               -----------    ----------
 End of period..............................................................................   $ 6,919,675    $  373,890
                                                                                               ===========    ==========

                See notes to consolidated financial statements.

                            CASH TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              THREE MONTH PERIODS ENDED AUGUST 31, 1998 AND 1997

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF INTERIM INFORMATION

     In the opinion of the management of Cash Technologies, Inc. (the "Company"), the accompanying, unaudited consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 1998 and the results of operation and cash flows for the three months ended August 31, 1998 and 1997. Interim results are not necessrily indicative of results for a full year.

     The consolidated financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended May 31, 1998.

BASIS OF PRESENTATION:

     The unaudited consolidated financial statements of Cash Technologies, Inc. and its subsidiaries National Cash Processors Inc. & CoinBank Automated System, Inc. (collectively, the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented.

     These financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended May 31, 1998 filed with the SEC. The results of operations for the three month periods ended August 31, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was organized in August 1995, but its coin processing operations were commenced by its now wholly-owned subsidiary, National Cash Processors, Inc. ("NCP") in May 1994. The Company acquired NCP in January 1996 from certain affiliates of the Company. The CoinBank(R) portion of the business is conducted through the Company's wholly-owned subsidiary
CoinBank(R) Automated Systems, Inc., which was incorporated in November 1995. The Company generates revenues through the purchase of loose United States coin and currency which is acquired in bulk at a small discount from face value and then counted, sorted, wrapped and re-sold primarily to a variety of retail businesses at face value plus a small fee or deposited to the Federal Reserve Bank for credit to the Company's account. The Company's expenses have exceeded net revenues since inception and for the fiscal years ended May 31, 1996 and 1997 the Company sustained net losses of $705,585 and $1,547,805, respectively. The Company also incurred a net loss of $2,727,144 for the year ended May 31, 1998. Marketing expenses, executive salaries and general and other administrative costs are expected to increase as the Company increases its marketing of CoinBank(R) machines and expands its base of operations beyond the Southern California region. Inasmuch as the Company will continue to have a high level of operating expenses following the Company's initial public offering and will be required to make certain up-front expenditures in connection with its proposed expansion, the Company anticipates that losses will continue for the foreseeable future.

     On July 9, 1998 the Company completed its initial public offering of 1,485,000 shares of Common Stock and received net proceeds of approximately $8,845,000 after deducting commissions and expenses of approximately $1,550,000. The offering price of the shares was $7.00 per share. At the same time the Company issued approximately 130,915 shares of its common stock and certain officers and stockholders exchanged 161,830 shares owned by them in exchange for approximately $1,324,700 of indebtedness owed by the Company to them. Prior to July 9, 1998, the Company was not a reporting company under the Securities and Exchange Act of 1934 and did not file reports with the SEC.

     On August 18, 1998, the underwriters in the Company's public offering exercised the overallotment option and purchased an additional 172,750 shares of the Company. Net proceeds to the Company were approximately $1,055,071 after deducting commissions and expenses of $154,179.

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

     The Company has a contract to count, process and purchase currency for the Los Angeles County Metropolitan Transportation Authority ("LACMTA") for the period from April 1, 1997 to March 31, 1999 for a fee approximately 1% of all currency processed. The Company expects to process and purchase between $35,000,000 and $60,000,000 per annum pursuant to this contract, which may be renewed by the LACMTA for two additional six month periods. The Company records as revenue the service fee charged for the processing of tokens and/or currency processed pursuant to such contracts. From time to time, the Company may submit bids for additional similar contracts. There can be no assurance, however, that it will be awarded any contract for which it submits a bid.

RESULTS OF OPERATIONS

Three months Ended August 31, 1998 Compared to Three months Ended August 31,
1997

     Gross revenues include the value of the coins and currency processed for the three months ended August 31, 1998 and amounted to $13,878,754 compared to $14,550,545 for the comparable 1997 period. The decrease in coin and currency processed was primarily attributable to the Company's reduction in low profit transactions for certain vending companies and normal periodic fluctuations in the value of currency processed for the LACMTA during the three month period. As a result of the foregoing, net revenues for the three months ended August 31, 1998 decreased to $249,431 compared to $251,785 for the comparable 1997 period.

     Cost of revenues for the three months ended August 31, 1998 was $166,572, compared to $185,223 in the comparable 1997 period, reflecting primarily an increase in margins on currency processing

     Gross profit for the three months ended August 31, 1998, was $ 82,859 compared to the gross profit of $66,562 in the comparable 1996 period. The increase in gross profit was due to increases in profit margin on currency processing.

     Selling, general and administrative expenses for the three months ended August 31, 1998 increased to $950,795 compared to expenses of $442,668 for the three months ended August 31, 1997. Such expenses consisted of office rent, salaries of executive officers and administrative personnel and other administrative expenses. The increase in selling, general and administrative expenses is attributable to the increase in administrative, marketing, personnel and promotion as the Company has expanded its operations and customer base.

     Depreciation and amortization expenses for the three months ended August 31, 1998 and 1997 were $56,852 and $67,163. Interest expense, net, for the three months ended August 31, 1998 and 1997 were $195,140 and $103,044, respectively. The increase in interest expense was due to a higher level of outstanding indebtedness associated with equipment acquired during the 1998 period.

     As a result of the foregoing, net losses for the three months ended August 31, 1998 and 1997 were $1,119,928 and $546,312, respectively

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At May 31, 1998, the Company had a working capital deficit of $3,943,892 and unrestricted cash and cash equivalents of $210,722 compared to a working capital deficit of $2,738,600 and unrestricted cash and cash equivalents of $463,605 at May 31, 1997. Since inception, the Company has satisfied its working capital requirements through revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit, and loans from stockholders and an affiliate of an executive officer of the Company.

     Net cash used in operating activities was $1,407,927 for the three months ended August 31, 1998, as compared to net cash used in operating activities of $46,139 for the three months ended August 31 1997. The increase in net cash used in operating activities in the 1997 period was primarily the result of the Company's expanded operations offset by decreases in receivables and coin and currency inventories plus increases in accounts payable and accrued liabilities.

     Net cash used in investing activities was $45,826 for the three months ended August 31, 1998, as compared to $934,263 for the three months ended August 31 1997. The decrease in net cash used in investing activities was attributable to a decrease in purchases of equipment.

     Net cash provided by financing activities for the three months ended August 31, 1998 was $8,120,920, as compared to $850,315 for the three months ended August 31 1997. The increase in net cash provided by financing activities was primarily attributable to IPO proceeds, along with the exercise of the overallotment option.

     The Company has entered into a credit agreement with GE Capital Corporation (the "Lender") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank(R) component equipment, working capital and general corporate purposes as of February 28, 1998. A portion of the amount drawn under the line of credit are secured by certain of the Company's assets. Amounts borrowed under this line bear interest at approximately 9.0% per annum, payable over a period of 60 months, subject to certain pre-payment penalties. The Company is required to make monthly payments of principal and interest on this line of credit, currently approximately $120,000. The Lender has recently advised the Company that all funds it previously advanced to the Company are to be secured by CoinBank(R) machines, and that the failure to provide such security could be considered an event of default under the line. The Company intends to use a portion of the proceeds of the Company's initial public offering to purchase additional CoinBank(R) machine equipment which may be used as additional security for the loans previously made by the Lender.

     The Company intends to spend approximately $900,000 from the proceeds of its initial offering to purchase components for up to 110 additional
CoinBank(R) machines. These purchases together with prior purchases by the Company will satisfy the minimum amount of CoinBank(R) components the Company is required to purchase from a foreign manufacturer in order to retain exclusive distribution rights to sell the coin processing equipment purchased from the manufacturer. See "Use of Proceeds" and "Business-CoinBank(R) Machines-
Assembly and Supply of CoinBank(R) Machines."

     Based on the Company's current proposed plans and assumptions relating to the implementation of its expansion strategy, the Company anticipates that the net proceeds of its recent initial public offering will be sufficient to satisfy its contemplated cash requirements for at least twelve to eighteen months. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for coin processing services or otherwise), the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of, additional financing except for certain equipment financing for the purchase of CoinBank(R) machine components, and it is not anticipated that, in the future, any stockholders will provide any additional guarantees for Company obligations. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

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

Safe Harbor Statement

     In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately, "intends," "plans," "pro forma, "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: market acceptance of the Company's products, limited marketing experience, uncertainty of product development, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.


PART II

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

     On July 9, 1998 the Company completed its initial public offering of 1,485,000 shares of Common Stock and received net proceeds of approximately $8,845,000 after deducting commissions and expenses of approximately $1,550,000. The offering price of the shares was $7.00 per share. At the same time the Company issued approximately 130,915 shares of its common stock and certain officers and stockholders exchanged 161,830 shares owned by them in exchange for approximately $1,324,700 of indebtedness owed by the Company to them. Prior to July 9, 1998, the Company was not a reporting company under the Securities and Exchange Act of 1934 and did not file reports with the SEC.

     On August 18, 1998, the underwriters in the Company's public offering exercised the overallotment option and purchased an additional 172,750 shares of the Company. Net proceeds to the Company from the overallotment exercise were approximately $1,055,071 after deducting commissions and expenses of $154,179.

     Through August 31, 1998, the Company had used approximately $2,178,000 of the offering proceeds to repay outstanding indebtedness. The remaining proceeds of the offering will be used in the development of new products and upgrades, expansion of the Company's sales and marketing efforts and general working capital.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.                   Description
-----------                   -----------

27                            Financial Data Schedule


(b)   Reports on Form 8-K

     During the quarter ended August31, 1998 the following reports on Form 8-K were filed by the Registrant:


Date of the Report     Item Reported               Description of
------------------     -------------               --------------
                                                   Item
                                                   ----
August 11, 1998        Item 5 - Other Items        The Company reported an
                                                   increase in the size of the
                                                   Board of Directors and
                                                   appointment of 3 additional
                                                   directors

August 21, 1998        Item 4 - Change in          The Company reported the
                       Registrant's Certifying     termination of Deloitte &
                       Accountant                  Touche LLP as its Independent
                                                   Accountants

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended August 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized the 20th day of October, 1998.


                                    CASH TECHNOLOGIES, INC.


                                         /s/ Bruce Korman
                                    By:________________________________________
                                         Bruce Korman
                                         President and Chief Executive Officer


                                         /s/ Richard Miller
                                    By:________________________________________
                                         Richard Miller
                                         Chief Financial Officer


                                         /s/ Aftab Zahed
                                    By:________________________________________
                                         Aftab Zahed
                                         Controller (Principal Accounting
                                         Officer)