Form 10QSB/A
period 1998-08-31
CASH TECHNOLOGIES INC
filed 1998-12-28
CIK 1022964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ________________________________
                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

   (MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

             FOR THREE MONTH PERIOD ENDED AUGUST 31, 1998

                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CASH TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                            AUGUST 31,     MAY 31,
                                                              1998          1998
                                                              ----          ----
                                                           (UNAUDITED)
   ASSETS
CURRENT ASSETS:
 Cash and cash equivalents..............................  $ 6,876,633    $   210,723
 Cash Restricted........................................       43,042         41,973
 Accounts Receivable....................................       14,999         40,398
 Inventories............................................      180,826         79,785
 Prepaid expenses and other current assets..............       59,227         58,298
                                                          -----------    -----------
  Total current assets..................................    7,174,727        431,177
PROPERTY AND EQUIPMENT Net..............................    2,694,356      2,639,630

OTHER ASSETS............................................       90,941        260,441
                                                          -----------    -----------
TOTAL ASSETS............................................    9,960,024      3,331,248
                                                          ===========    ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

 Current maturities of Notes Payable....................  $ 1,092,512    $ 1,273,629
 Current maturities of capital lease obligations........       82,659         86,041
 Current maturities of due to stockholders..............       87,320      2,349,205
 Accounts payable.......................................      379,990        559,811
 Accrued expenses & other current liabilities...........      284,098        233,406
                                                          -----------    -----------
 Total current liabilities..............................    1,926,579      4,502,092

 Notes Payable less current maturities..................    3,454,567      3,859,567
 Capital lease obligations less current maturities......        3,721         19,238
 Due to stockholders less current maturities............          ---         58,325

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Common stock...........................................       35,195         17,000
 Additional paid in capital.............................   11,236,428        451,235
 Accumulated deficit....................................   (6,696,465)    (5,576,209)
                                                          -----------    -----------
  Total stockholders equity (deficiency)................    4,575,158     (5,107,974)
                                                          -----------    -----------
                                                          $ 9,960,024    $ 3,331,248
                                                          -----------    -----------

                 See notes to consolidated financial statements

                            CASH TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             THREE MONTHS
                                                            ENDED AUGUST 31,
                                                            ----------------
                                                          1998           1997
                                                          ----           ----
GROSS REVENUE*....................................    $13,878,754    $14,550,545
                                                      ===========    ===========

NET REVENUES......................................        249,431        251,785
COST OF REVENUES..................................        166,572        185,223
                                                      -----------    -----------
GROSS PROFIT .....................................         82,859         66,562
SELLING, GENERAL &
   ADMINISTRATIVE EXP.............................        935,192        442,668
DEPRECIATION & AMORTIZATION EXP...................         56,949         67,163

OPERATING LOSS....................................       (909,282)      (443,268)
INTEREST EXPENSES.................................        210,974        103,044

LOSS BEFORE INCOME TAXES..........................     (1,120,256)      (546,312)
INCOME TAXES......................................            ---            ---

NET LOSS..........................................    $(1,120,256)   $  (546,312)
                                                      -----------    -----------

 Basic and diluted, net loss per share ...........    $      (.32)   $      (.32)
 Basic and diluted weighted average shares
   outstanding....................................      3,519,500      1,700,000
                                                      ===========    ===========

* Gross revenues include the value of coin and currency processed and does not represent revenue under generally accepted accounting principles.

                See notes to consolidated financial statements.

                            CASH TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                  FOR THE THREE MONTHS
                                                                                                    ENDED AUGUST  31,
                                                                                                    -----------------
                                                                                                   1998           1997
                                                                                                   ----           ----
OPERATING ACTIVITIES:
 Net loss...................................................................................   $(1,120,256)   $ (546,312)
 Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization.............................................................        56,949       (38,558)
     Accrued Interest.......................................................................        29,325        30,062
     Accounts receivable....................................................................        25,399       356,944
     Inventories............................................................................      (101,041)       49,389
     Prepaid expenses and other current assets..............................................          (929)       20,651
    Other assets............................................................................       302,431        36,475
    Accounts payable........................................................................      (179,821)      (26,627)
    Accrued liabilities.....................................................................        50,690        71,838
                                                                                               -----------    ----------
 Net cash provided/(used) by operating activities...........................................   $  (937,253)      (46,139)
INVESTING ACTIVITIES:
  Property & equipment......................................................................      (111,673)     (934,263)
                                                                                               -----------    ----------
 Net cash provided/(used) by investing activities...........................................      (111,673)   $ (934,263)
FINANCING ACTIVITIES:
  Deferred financing cost...................................................................      (134,000)     (134,000)
  Payments on capital lease obligation......................................................       (18,900)      (20,333)
  Repayments on long-term debt..............................................................   $(1,610,866)   $1,004,648
 Net proceeds from issuance of common stock.................................................     9,478,603        ----
                                                                                               -----------    ----------
 Net cash provided/(used) by financing activities...........................................   $ 7,714,837    $  850,315
                                                                                               -----------    ----------
CHANGE IN CASH AND CASH EQUIVALENTS.........................................................   $ 6,665,910    $ (130,087)
 Beginning of period........................................................................   $   210,723    $  503,977
                                                                                               -----------    ----------
 End of period..............................................................................   $ 6,876,633    $  373,890
                                                                                               ===========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for:
 Interest...................................................................................   $   185,575    $  103,044
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION
 Conversion of debt to Equity...............................................................   $ 1,324,786    $   ---

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

OVERVIEW

     The Company was organized in August 1995, but its coin processing operations were commenced by its now wholly-owned subsidiary, National Cash Processors, Inc. ("NCP") in May 1994. The Company acquired NCP in January 1996 from certain affiliates of the Company. The CoinBank(R) portion of the business is conducted through the Company's wholly-owned subsidiary
CoinBank(R) Automated Systems, Inc., which was incorporated in November 1995. The Company generates revenues through the purchase of loose United States coin and currency which is acquired in bulk at a small discount from face value and then counted, sorted, wrapped and re-sold primarily to a variety of retail businesses at face value plus a small fee or deposited to the Federal Reserve Bank for credit to the Company's account. The Company's expenses have exceeded net revenues since inception and for the fiscal years ended May 31, 1996 and 1997 the Company sustained net losses of $705,585 and $1,547,805, respectively. The Company also incurred a net loss of $2,727,144 for the year ended May 31, 1998. For the quarter ended August 31, 1998, the Company has incurred a net loss of $1,120,256. Marketing expenses, executive salaries and general and other administrative costs are expected to increase as the Company increases its marketing of CoinBank(R) machines and expands its base of operations beyond the Southern California region. Inasmuch as the Company will continue to have a high level of operating expenses following the Company's initial public offering and will be required to make certain up-front expenditures in connection with its proposed expansion, the Company anticipates that losses will continue for the foreseeable future.

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

     Selling, general and administrative expenses for the three months ended August 31, 1998 increased to $935,192 compared to expenses of $442,668 for the three months ended August 31, 1997. Such expenses consisted of office rent, salaries of executive officers and administrative personnel and other administrative expenses. The increase in selling, general and administrative expenses is attributable to the increase in administrative, marketing, personnel and promotion as the Company has expanded its operations and customer base.

     Depreciation and amortization expenses for the three months ended August 31, 1998 and 1997 were $56,949 and $67,163. Interest expense, net, for the three months ended August 31, 1998 and 1997 were $210,974 and $103,044, respectively. The increase in interest expense was due to a higher level of outstanding indebtedness associated with equipment acquired during the 1998 period.

     As a result of the foregoing, net losses for the three months ended August 31, 1998 and 1997 were $1,120,256 and $546,312, respectively

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At August 31, 1998, the Company had working capital of $5,248,150 and unrestricted cash and cash equivalents of $6,876,633 compared to a working capital deficit of $4,341,344 and unrestricted cash and cash equivalents of $333,890 at August 31, 1997. Since inception, the Company has satisfied its working capital requirements through revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit, and loans from stockholders and an affiliate of an executive officer of the Company.

     Net cash used in operating activities was $937,253 for the three months ended August 31, 1998, as compared to net cash used in operating activities of $46,139 for the three months ended August 31 1997. The increase in net cash used in operating activities in the 1997 period was primarily the result of the Company's expanded operations offset by decreases in receivables and coin and currency inventories plus increases in accounts payable and accrued liabilities.

     Net cash used in investing activities was $111,673 for the three months ended August 31, 1998, as compared to $934,263 for the three months ended August 31 1997. The decrease in net cash used in investing activities was attributable to a decrease in purchases of equipment.

     Net cash provided by financing activities for the three months ended August 31, 1998 was $7,714,837 as compared to $850,315 for the three months ended August 31 1997. The increase in net cash provided by financing activities was primarily attributable to IPO proceeds, along with the exercise of the overallotment option.

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


PART II   Other Information

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB/A Amendment No. 1 for the fiscal quarter ended August 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized the 23rd day of December, 1998.


                                    CASH TECHNOLOGIES, INC.



                                    By:  /s/ Bruce Korman
                                       ---------------------------------------
                                         Bruce Korman
                                         President and Chief Executive Officer



                                    By:  /s/ Richard Miller
                                       ---------------------------------------
                                         Richard Miller
                                         Chief Financial Officer



                                    By:  /s/ Aftab Zahed
                                       ---------------------------------------
                                         Aftab Zahed
                                         Controller (Principal Accounting
                                         Officer)