Form 10QSB
period 1998-11-30
CASH TECHNOLOGIES INC
filed 1999-01-19
CIK 1022964

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________
                                  FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR SIX MONTH PERIOD ENDED NOVEMBER 30, 1998

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-24569

                            ________________________

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

                           __________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

                           __________________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  On January 11, 1999, there were 3,519,500 shares of common stock, $ .01 par value, issued and outstanding.

                            CASH TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                                      PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
      Condensed Consolidated Balance Sheets as of November 30,1998 (unaudited)
      and May 31, 1998.......................................................            3

      Condensed Consolidated Statements of Operations for the three month
      periods ended Nov 30,1998 and 1997 (unaudited).........................            4

      Condensed Consolidated Statements of Operations for the six month periods
      ended Nov 30, 1998 and 1997 (unaudited)................................            4

      Condensed Consolidated Statements of Cash Flows for the six month periods
      ended November 30, 1998 and 1997 (unaudited)...........................            5

      Notes to Condensed Consolidated Financial statements...................            6


Item 2.  Management's Discussion and Analysis................................            8


PART II    OTHER INFORMATION

Item 1.      Legal Proceedings...............................................           13

Item 2.      Changes in securities and Use of Proceeds.......................           13

Item 6.      Exhibits and Reports on Form 8-K................................           14

SIGNATURES...................................................................           15

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            CASH TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         NOVEMBER 30,       MAY 31,
                                                             1998            1998
                                                             ----            ----
                                                          (UNAUDITED)
  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents............................    $ 4,639,583    $   210,723
 Cash Restricted......................................         43,400         41,973
 Accounts Receivable..................................         51,708         40,398
 Inventories..........................................        253,834         79,785
 Prepaid expenses and other current assets............         29,005         58,298
                                                          -----------    -----------
   Total current assets...............................      5,017,530        431,177
PROPERTY AND EQUIPMENT Net............................      2,873,667      2,639,630

OTHER ASSETS..........................................        178,872        260,441
                                                          -----------    -----------
TOTAL ASSETS..........................................      8,070,069      3,331,248
                                                          ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

 Current maturities of Notes Payable..................    $ 1,119,649    $ 1,273,629
 Current maturities of capital lease obligations......         69,192         86,041
 Current maturities of due to stockholders............         87,320      2,349,205
 Accounts payable.....................................        195,719        559,811
 Accrued expenses & other current liabilities.........        105,877        233,406
                                                          -----------    -----------
 Total current liabilities............................      1,577,757      4,502,092

 Notes Payable less current maturities................      3,163,910      3,859,567
 Capital lease obligations less current maturities....          3,562         19,238
 Due to stockholders less current maturities..........            ---         58,325

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Common stock.........................................         35,195         17,000
 Additional paid in capital...........................     11,236,428        451,235
 Accumulated deficit..................................     (7,946,783)    (5,576,209)
                                                          -----------    -----------
   Total stockholders equity (deficiency).............      3,324,840     (5,107,974)
                                                          -----------    -----------
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY              $ 8,070,069    $ 3,331,248
                                                          ===========    ===========


           See notes to condensed consolidated financial statements

                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                          THREE MONTHS                     SIX MONTHS
                                                       ENDED NOVEMBER 30,               ENDED NOVEMBER 30,
                                                     --------------------              --------------------
                                                      1998           1997            1998               1997
                                                     ------        ------           ------             ------
GROSS REVENUE*...............................    $11,799,969    $17,302,823           $25,678,723    $31,853,368
                                                 ===========    ===========           ===========    ===========

NET REVENUES.................................        242,738        207,757               492,169        459,542
COST OF REVENUES.............................        163,928        125,707               330,500        310,930
                                                 -----------    -----------           -----------    -----------
  GROSS PROFIT ..............................         78,810         82,050               161,669        148,612
SELLING, GENERAL &
 ADMINISTRATIVE EXP..........................      1,161,504        639,413             2,096,719      1,082,081
DEPRECIATION & AMORTIZATION EXP..............         57,272         55,888               114,221        123,051
                                                 -----------    -----------           -----------    -----------
OPERATING LOSS...............................     (1,139,966)      (613,251)           (2,049,271)    (1,056,520)
INTEREST EXPENSES............................        110,329         85,233               321,303        188,277
                                                 -----------    -----------           -----------    -----------
LOSS BEFORE INCOME TAXES.....................     (1,250,295)      (698,484)           (2,370,574)    (1,244,797)
INCOME TAXES.................................         ---             ---                   ---            ---

NET LOSS.....................................    $(1,250,295)   $  (698,484)          $(2,370,574)   $(1,244,797)
                                                 ===========    ===========           ===========    ===========
Basic and diluted, net loss per share........    $      (.36)   $      (.41)          $      (.67)   $      (.73)
Basic and diluted weighted average shares
outstanding..................................      3,519,500      1,700,000             3,519,500      1,700,000
                                                 ===========    ===========           ===========    ===========

* Gross revenues include the value of coin and currency processed and does not represent revenue under generally accepted accounting principles.


           See notes to condensed consolidated financial statements.

                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         FOR THE SIX MONTHS
                                                                                         ENDED NOVEMBER 30,
                                                                                         -----------------
                                                                                         1998            1997
OPERATING ACTIVITIES:
 Net loss.........................................................................   $(2,370,574)   $(1,244,797)
 Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization...................................................       114,222        123,051
  Increase (decrease) from changes in:
     Accrued Interest.............................................................        29,325         56,253
     Accounts receivable..........................................................       (11,310)       397,400
     Inventories..................................................................      (174,049)       106,845
     Prepaid expenses and other current assets....................................        29,293        (35,488)
    Other assets..................................................................       215,569        (61,920)
    Accounts payable..............................................................      (364,092)       136,295
    Accrued liabilities...........................................................      (127,529)       122,834
                                                                                     -----------    -----------
 Net cash used by operating activities............................................   $(2,659,145)      (399,527)
INVESTING ACTIVITIES:
  Property & equipment............................................................      (348,259)    (1,477,864)
  Restricted Cash.................................................................        (1,427)        (1,066)
                                                                                     -----------    -----------
 Net cash used by investing activities............................................      (349,686)   $(1,478,930)
FINANCING ACTIVITIES:
  Deferred financing cost.........................................................      (134,000)       (65,000)
  Payments on capital lease obligation............................................       (32,525)        (9,919)
  Repayments on long-term debt....................................................   $(1,874,387)   $  (285,852)
 Net proceeds from issuance of common stock.......................................     9,478,603           ----
 Net proceeds - Long Term debt....................................................       -----      $ 2,250,000
                                                                                     -----------    -----------
 Net cash provided by financing activities........................................   $ 7,437,691    $ 1,889,229
                                                                                     -----------    -----------
CHANGE IN CASH AND CASH EQUIVALENTS...............................................   $ 4,428,860    $    10,772
Cash, Beginning of period.........................................................   $   210,723    $   463,605
                                                                                     -----------    -----------
Cash, End of period...............................................................   $ 4,639,583    $   474,377
                                                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION - Cash paid for:
 Interest.........................................................................   $   291,978    $   142,762
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION
 Conversion of debt to Equity.....................................................   $ 1,324,786    $   ---



                See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION OF INTERIM INFORMATION

  In the opinion of the management of Cash Technologies, Inc. (the "Company"), the accompanying, unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 1998 and the results of operation and cash flows for the six months ended November 30, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

  The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended May 31, 1998 filed with the SEC. The results of operations for the three month and six month periods ended November 30, 1998 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

BASIS OF PRESENTATION:

  The unaudited condensed consolidated financial statements of Cash Technologies, Inc. and its subsidiaries National Cash Processors Inc. and CoinBank Automated Systems, Inc. (collectively, the "Company") included herein reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the Company's financial position, results of operations and cash flows for the periods presented.

COMMITMENT AND CONTINGENCIES

  As previously disclosed, in June 1997, Coinstar, Inc. ("Coinstar"), a competitor of the Company, filed a complaint against CAS, a subsidiary of the Company, in the U.S. District Court for the Northern District of California alleging infringement of one of its patents. In June 1997, CAS filed an answer denying the claims of Coinstar and interposed a counterclaim seeking declaratory judgment as to the invalidity and unenforceability of Coinstar's patent and instituted a third-party complaint against ScanCoin AB for breach of warranty. Although the Company believes that Coinstar's complaint is without merit, there can be no assurance that the Coinstar litigation will either be settled on terms acceptable to the Company or decided in favor of the Company. An adverse ruling could have a material adverse effect on the Company. Moreover, even if the Company successfully defends the Coinstar action, the time and effort expended by the Company's personnel in connection with the Coinstar litigation could adversely affect the Company's operations. In addition, although the Company does not anticipate that a material portion of the proceeds of initial public offering will be required to be used in connection with the Coinstar litigation, and although Mr. Korman and Mr. Miller have agreed to pledge an aggregate of 50,000 shares of their Common Stock against costs and expenses incurred by the Company in connection with the Coinstar litigation in excess of approximately $175,000, if the Company is required to use an additional portion of the proceeds of for litigation expenses, it will have less financial resources available to it for other purposes, which could have a material adverse effect on the Company.

  Also as previously disclosed, in January 1998, the district court granted CAS's motion for summary judgment of noninfringement of the CBIII CoinBank(R) models having a solid input tray. The Court granted in part and denied in part CAS's motion for summary judgment of noninfringement concerning the earlier CBII model. The Court also denied CoinStar's motion for summary judgment. The Company has recently been notified that an additional patent granted to Coinstar by the U.S. Patent office will be used by Coinstar to assert new infringement allegations against CAS. Although there can be no assurance, the Company believes that the final outcome of this action will not have a material adverse effect on its operations.

  Coinstar has recently amended its complaint against the Company to include claims emanating from a new patent granted to Coinstar. The Company continues to defend this matter and believes that the new claims are without merit.

  As previously reported by the Company, in December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The Company believes that the complaint is without merit and is defending this lawsuit.

STOCKHOLDERS' EQUITY

On July 9, 1998, the Company completed its initial public offering of 1,485,000 shares of Common Stock and received net proceeds of approximately $8,845,000 after deducting commissions and expenses of approximately $1,550,000. The offering price of the shares was $7.00 per share. At the same time the Company issued approximately 130,915 shares of its common stock and certain officers and stockholders exchanged 161,830 shares owned by them in exchange for approximately $1,324,700 of indebtedness owed by the Company. On August 18, 1998, the underwriters in the Company's public offering exercised the over allotment option and purchased an additional 172,750 shares of the Company. Net proceeds to the Company were $1,055,071 after deducting commissions and expenses of $154,179.

  On August 18, 1998, the underwriters in the Company's public offering exercised the over allotment option and purchased an additional 172,750 shares of the Company. Net proceeds to the Company were $1,055,071 after deducting commissions and expenses of $154,179.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

  In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately, "intends," "plans," "pro forma, "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward- looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: market acceptance of the Company's products, limited marketing experience, uncertainty of product development, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.

OVERVIEW

  The Company was organized in August 1995, but its coin processing operations were commenced by its now wholly-owned subsidiary, National Cash Processors, Inc. ("NCP") in May 1994. The Company acquired NCP in January 1996 from certain affiliates of the Company. The CoinBank portion of the business is conducted through the Company's wholly-owned subsidiary CoinBank Automated Systems, Inc., which was incorporated in November , 1995. The Company generates revenues through (i) the purchase of loose United States coin and currency which is acquired in bulk at a small discount from face value and then counted, sorted, wrapped and re-sold primarily to a variety of retail businesses at face value plus a small fee or deposited to the Federal Reserve Bank for credit to the Company's account and (ii) Fees charged on CoinBank(R)processing. The Company's expenses have exceeded net revenues since inception and for the fiscal years ended May 31, 1996, 1997 and 1998 the Company sustained net losses of $705,585, $1,547,805 and $2,727,144 respectively. For the three month and six month periods ended November 30, 1998, the Company has incurred a net loss of $1,250,295 and $2,370,574, respectively. Marketing expenses, executive salaries and general and other administrative costs are expected to increase as the Company increases its marketing of CoinBank(R) machines and expands its base of operations beyond the Southern California region. Inasmuch as the Company will continue to have a high level of operating expenses and will be required to make certain up-front expenditures in connection with its proposed expansion, the Company anticipates that losses will continue for the foreseeable future.

  On July 9, 1998 the Company completed its initial public offering of 1,485,000 shares of Common Stock and received net proceeds of approximately $8,845,000 after deducting commissions and expenses of approximately $1,550,000. The offering price of the shares was $7.00 per share. At the same time the Company issued approximately 130,915 shares of its common stock and certain officers and stockholders exchanged 161,830 shares owned by them in exchange for approximately $1,324,700 of indebtedness owed by the Company . Prior to July 9, 1998, the Company was not a reporting company under the Securities and Exchange Act of 1934 and did not file reports with the SEC.

  On August 18, 1998, the underwriters in the Company's public offering exercised the overallotment option and purchased an additional 172,750 shares of the Company. Net proceeds to the Company were $1,055,071 after deducting commissions and expenses of $154,179.

  The Company records as revenue the service fee charged for coin and currency processed on behalf of a customer but not purchased by the Company. The Company also records as revenue the service fee charged to persons using CoinBank(R) machines. Gross revenues include the value of coin and currency processed and does not represent revenue under generally accepted accounting principles.

  The Company intends to concentrate its future efforts on marketing CoinBank(R) machines, since revenues from CoinBank(R) machines have the potential to produce greater profit margins. Although revenues generated from CoinBank(R) machines accounted for only approximately 18% of revenues for the fiscal year ended May 31, 1998, compared to approximately 82% of revenues generated from coin and currency processing, the Company anticipates that the revenues generated from the operation of CoinBank(R) machines will eventually become the primary source of the Company's future revenues.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997

  Gross revenues include the value of the coins and currency processed for the three months ended November 30, 1998 and amounted to $11,799,969 compared to $17,302,823 for the comparable 1997 period. The decrease in coin and currency processed was primarily attributable to the Company's reduction in transactions for certain vending companies and normal periodic fluctuations in the value of currency processed for the LACMTA during the three month period. However, due to the increase in profit margin in coin and currency processing , net revenues for the three months ended November 30, 1998 increased to $242,738 compared to $207,757 for the comparable 1997 period.

  Cost of revenues for the three months ended November 30, 1998 was $163,928, compared to $125,707 in the comparable 1997 period, reflecting primarily an increase in margins on currency processing

  Gross profit for the three months ended November 30, 1998, was $78,810 compared to the gross profit of $82,050 in the comparable 1997 period. The decrease in gross profit was due to one time adjustment of $ 22,000 (reduction) to the cost of sales, during the 1997 period.

  Selling, general and administrative expenses for the three months ended November 30, 1998 increased to $1,161,504 compared to expenses of $639,413 for the three months ended November 30, 1997. Such expenses consisted of office rent, salaries of executive officers and administrative personnel and other administrative expenses. The increase in selling, general and administrative expenses is attributable to the increase in administrative, marketing, personnel and promotion as the Company has expanded its operations and customer base. Included in $1,161,504 is a one time bridge financing expense of $20,000, and $212,000 for organizational, marketing and sales consulting.

  Depreciation and amortization expenses for the three months ended November 30, 1998 and 1997 were $57,272 and $55,888, respectively. Net interest expense for the three months ended November 30, 1998 and 1997 were $110,329 and $85,233, respectively. The increase in interest expense was due to a higher level of outstanding indebtedness associated with equipment acquired during the 1998 period.

  Net losses for the three months ended November 30, 1998 and 1997 were $1,250,295 and $698,484, respectively. The company has recorded a full valuation allowance for its deferred tax asset. It has done so since management believes that it is more likely than not that the deferred tax asset will not be realized.

SIX MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO SIX MONTHS ENDED NOVEMBER 30,
1997

  Gross revenues include the value of the coins and currency processed for the six months ended November 30 , 1998 and amounted to $25,678,723 compared to $31,853,368 for the comparable 1997 period. The decrease in coin and currency processed was primarily attributable to the Company's reduction in transactions for certain vending companies and normal periodic fluctuations in the value of currency processed for the LACMTA during the six month period. However, due to the increase in profit margin in coin and currency processing , net revenues for the six months ended November 30, 1998 increased to $492,169 compared to $459,542 for the comparable 1997 period.

  Cost of revenues for the six months ended November 30, 1998 was $330,500, compared to $310,930 in the comparable 1997 period, reflecting primarily an increase in net revenues.

  Gross profit for the six months ended November 30, 1998, was $161,669 compared to the gross profit of $148,612 in the comparable 1997 period. The increase in gross profit was due to increases in profit margins on cash processing.

  Selling, general and administrative expenses for the six months ended November 30, 1998 increased to $2,096,719 compared to expenses of $1,082,081 for the six months ended November 30, 1997. Such expenses consisted of office rent, salaries of executive officers and administrative personnel and other administrative expenses. The increase in selling, general and administrative expenses is attributable to the increase in administrative, marketing, personnel and promotion as the Company has expanded its operations and customer base. Included in the $2,096,719 is a one time bridge financing expense of $80,000 and $260,000 for organizational, marketing and sales consulting.

  Depreciation and amortization expenses for the six months ended November 30, 1998 and 1997 were $114,221 and $123,051, respectively. Net interest expense for the six months ended November 30, 1998 and 1997 were $321,303 and $188,277, respectively. The increase in interest expense was due to a higher level of outstanding indebtedness associated with equipment acquired during the 1998 period.

  As a result of the foregoing, net losses for the six months ended November 30, 1998 and 1997 were $2,370,574 and $1,244,797, respectively. The company has recorded a full valuation allowance for its deferred tax asset. It has done so since management believes that it is more likely than not that the deferred tax asset will not be realized

LIQUIDITY AND CAPITAL RESOURCES

  The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At November 30, 1998, the Company had working capital of $3,439,773 and unrestricted cash and cash equivalents of $4,639,583 compared to a working capital deficit of $2,343,096 and unrestricted cash and cash equivalents of $474,377 at November 30, 1997. Since inception, the Company has satisfied its working capital requirements through revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit, and loans from stockholders and an affiliate of an executive officer of the Company.

  Net cash used in operating activities was $2,659,145 for the six months ended November 30, 1998, as compared to net cash used in operating activities of $399,527 for the six months ended November 30, 1997. The increase in net cash used in operating activities compared to the 1997 period was primarily the result of the Company's expanded operations offset by increases in receivables and coin and currency inventories plus decreases in accounts payable and accrued liabilities.

  Net cash used in investing activities was $349,686 for the six months ended November 30, 1998, as compared to $1,478,930 for the six months ended November 30, 1997. The decrease in net cash used in investing activities was attributable to a decrease in purchases of equipment.

  Net cash provided by financing activities for the six months ended November 30, 1998 was $7,437,691 as compared to $1,889,229 for the six months ended November 30, 1997. The increase in net cash provided by financing activities was primarily attributable to IPO proceeds, along with the exercise of the overallotment option.

  The Company has entered into a credit agreement with GE Capital Corporation (the "Lender") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank(R) component equipment, working capital and general corporate purposes as of February 28, 1998. A portion of the amount drawn under the line of credit are secured by certain of the Company's assets. Amounts borrowed under this line bear interest at approximately 9.5% per annum, payable over a period of 60 months, subject to certain pre-payment penalties. The Company is required to make monthly payments of principal and interest on this line of credit, currently approximately $120,000.


  Based on the Company's current proposed plans and assumptions relating to the implementation of its expansion strategy, the Company anticipates that the net proceeds of its recent initial public offering will be sufficient to satisfy its contemplated cash requirements. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for coin processing services or otherwise), the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of, additional financing except for certain equipment financing for the purchase of CoinBank(R) machine components, and it is not anticipated that, in the future, any stockholders will provide any additional guarantees for Company obligations. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

YEAR 2000 EFFECT.

  The Company, like most other companies, is faced with the Year 2000 Issue. The Year 2000 issue has developed because some computer programs were written using a two-digit field rather than a four-digit field to define the applicable year. As a result any computer program that affects the Company's activities may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems depending upon the system(s) affected. Potential problems include temporary inability to process transactions, transfer funds, or engage in similar business activities. The potential problems associated with the Year 2000 Issue may cause widespread disruption of business worldwide because of the interdependence on computer and communication systems.

  The Company has completed an initial assessment of potential Year 2000 for its own computer systems and business processes. Based upon this assessment, the Company believes its computer software, hardware, and the embedded technologies will present limited Year 2000 issues. Additionally the Company does not expect that its Coinbank (R) machines will incur any material problems with the Year 2000 change. The Company has not been able to completely evaluate whether the software, hardware and embedded technologies used by the third parties, with whom it conducts business, are Year 2000 compliant. If third parties, particularly those involved in the regulation and administration of the banking systems fail to address Year 2000 Issues then the Company may experience business interruptions, and in a worst case scenario the inability to engage in the normal course of business. The effect of such related difficulties could have a materially adverse impact on the financial condition of the Company. The Company does not believe that any material expenditure will be required to complete its internal assessment regarding this issue.

  The Company does recognize the need for Year 2000 contingency plans because of the uncertainty associated with this global issue. The Company will replace any personal computer or network related software or hardware if this issue impacts them. The cost of such replacements is not expected to have a material impact. Furthermore the Company believes that it will not be able to require the third parties or governmental agencies with which it conducts business to resolve all Year 2000 issues. The Company has not developed comprehensive contingency plans that will assure that it will not be adversely impacted by the effect of the Year 2000 Issue. The Company does not intend to prepare such plans.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     As previously disclosed, in June 1997, Coinstar, Inc. ("Coinstar"), a competitor of the Company, filed a complaint against CAS, a subsidiary of the Company, in the U.S. District Court for the Northern District of California alleging infringement of one of its patents. In June 1997, CAS filed an answer denying the claims of Coinstar and interposed a counterclaim seeking declaratory judgment as to the invalidity and unenforceability of Coinstar's patent and instituted a third-party complaint against ScanCoin AB for breach of warranty. Although the Company believes that Coinstar's complaint is without merit, there can be no assurance that the Coinstar litigation will either be settled on terms acceptable to the Company or decided in favor of the Company. An adverse ruling could have a material adverse effect on the Company. Moreover, even if the Company successfully defends the Coinstar action, the time and effort expended by the Company's personnel in connection with the Coinstar litigation could adversely affect the Company's operations. In addition, although the Company does not anticipate that a material portion of the proceeds of initial public offering will be required to be used in connection with the Coinstar litigation, and although Mr. Korman and Mr. Miller have agreed to pledge an aggregate of 50,000 shares of their Common Stock against costs and expenses incurred by the Company in connection with the Coinstar litigation in excess of approximately $175,000, if the Company is required to use an additional portion of the proceeds of for litigation expenses, it will have less financial resources available to it for other purposes, which could have a material adverse effect on the Company.

     Also as previously disclosed, in January 1998, the district court granted CAS's motion for summary judgment of noninfringement of the CBIII CoinBank(R) models having a solid input tray. The Court granted in part and denied in part CAS's motion for summary judgment of noninfringement concerning the earlier CBII model. The Court also denied CoinStar's motion for summary judgment. The Company has recently been notified that an additional patent granted to Coinstar by the U.S. Patent office will be used by Coinstar to assert new infringement allegations against CAS. Although there can be no assurance, the Company believes that the final outcome of this action will not have a material adverse effect on its operations.

     Coinstar has recently amended its complaint against the Company to include claims emanating from a new patent granted to Coinstar. The Company continues to defend this matter and believes that the new claims are without merit.

     As previously reported by the Company, in December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The Company believes that the complaint is without merit and is defending this lawsuit.


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

  On August 18, 1998, the underwriters in the Company's public offering exercised the over allotment option and purchased an additional 172,750 shares of the Company. Net proceeds to the Company from the over allotment exercise were approximately $1,055,071 after deducting commissions and expenses of $154,179.

  Through November 30, 1998, the Company has used approximately $270,000 for other IPO related costs, $2,270,000 for the repayment of Notes and Loans Payable, $ 200,000 for marketing and advertising, $380,000 for the accrued expenses, $100,000 for the development of new products and upgrades and the remainder for working capital and operating expenses. The Company had approximately $ 4,500,000 remaining as of November 30, 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  Not Applicable



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not Applicable



ITEM 5.  OTHER INFORMATION

  Not Applicable



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits


Exhibit No.                           Description
___________                           ___________

  27                               Financial Data Schedule

(b)  Reports of Form 8-K

  During the quarter ended November 30, 1998 the following reports on Form 8-K were filed by the Registrant:


Date of Report          Item Reported    Description of Item
---------------------   -------------   ---------------------

September 14, 1998      Item 4          Change in Registrants
                                        Certifying Accountant

October 2, 1998         Item 4          Change in Registrants
                                        Certifying Accountant


SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form for the fiscal quarter ended November 30, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized the 19/th/ of January, 1999

CASH TECHNOLOGIES, INC.

By:  /s/ Bruce Korman
    ----------------------------------------
      Bruce Korman
      President and Chief Executive Officer


By:  /s/ Richard Miller
     ---------------------------------------
      Richard Miller
      Chief Financial Officer


By:  /s/ Aftab Zahed
     ---------------------------------------
     Aftab Zahed
     Controller (Principal Accounting
     Officer)