Form 10QSB
period 1999-02-28
CASH TECHNOLOGIES INC
filed 1999-04-16
CIK 1022964

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________
                                  FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR NINE MONTH PERIOD ENDED FEBRUARY 28, 1999

                   OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

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

                           __________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                           __________________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  On April 9, 1999, there were 3,488,665 shares of common stock, $ .01 par value, issued and outstanding.

                            CASH TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                                                        PAGE NO.

PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements:

                  Condensed Consolidated Balance Sheets as of  February 28, 1999 (unaudited)
                  and May 31, 1998.................................                                      3

                  Condensed Consolidated Statements of Operations for the three month
                  periods ended Feb 28,1999 and 1998 (unaudited)........................                 4

                  Condensed Consolidated Statements of Operations for the nine month periods
                  ended Feb 28, 1999 and 1998 (unaudited)....................                            4

                  Condensed Consolidated Statements of Cash Flows for the nine month periods
                  ended February 28, 1999 and 1998 (unaudited)......................                     5

                  Notes to Condensed Consolidated Financial statements....................               6


Item 2.       Management's Discussion and Analysis...................                                    8

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings........................                                                      13

Item 2.  Changes in Securities and Use of Proceeds                                                      13

Item 6.  Exhibits and Reports on Form 8-K.........                                                      14

SIGNATURES                                                                                              14

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CASH TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       FEBRUARY 28,       MAY 31,
                                                           1999            1998
                                                           ----            ----
                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                              $ 3,302,406      $   210,723
Cash Restricted                                             44,112           41,973
Accounts Receivable                                         41,366           40,398
Inventories                                                 99,748           79,785
Prepaid expenses and other current assets                   35,543           58,298
                                                       -----------      -----------
Total Current Assets                                     3,523,175          431,177

PROPERTY AND EQUIPMENT (net)                             3,071,324        2,639,630

OTHER ASSETS                                                45,252          260,441
                                                       -----------      -----------
TOTAL ASSETS                                             6,639,751        3,331,248
                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of Notes Payable                      1,145,410        1,273,629
Current maturities of Capital Lease Obligations             56,481           86,041
Current maturities due to Stockholders                         -          2,349,205
Accounts Payable                                           401,592          559,811
Accrued expenses & other current liabilities               131,124          233,406
                                                       -----------      -----------
Total Current Liabilities                                1,734,607        4,502,092

Notes Payable less current maturities                    2,868,325        3,859,567
Capital lease obligations less current maturities            1,150           19,238
Due to Stockholders less current maturities                    -             58,325

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS EQUITY (DEFICIENCY):
Common Stock                                                34,887           17,000
Additional Paid In Capital                              11,323,780          451,235
Accumulated Deficit                                     (9,322,998)      (5,576,209)
                                                       -----------      -----------
Total stockholders' equity (deficiency)                  2,035,669       (5,107,974)
                                                       -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDER EQUITY (DEFICIENCY)  $ 6,639,751      $ 3,331,248
                                                       ===========      ===========

           See notes to condensed consolidated financial statements

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS                         NINE MONTHS
                                                ENDED FEBRUARY 28                   ENDED FEBRUARY 28
                                                -----------------                   -----------------
                                                   (UNAUDITED)                         (UNAUDITED)


                                             1999              1998              1999              1998
                                             ----              ----              ----              ----

GROSS REVENUES*                         $ 10,552,415      $ 12,145,378      $ 36,231,138      $ 43,998,747
                                        =============     =============     =============     =============

NET REVENUES                                 203,919           179,073           696,088           638,616
COST OF REVENUES                             175,059            99,170           505,559           411,862
                                        -------------     -------------     -------------     -------------

GROSS PROFIT                                  28,860            79,903           190,529           226,754

SELLING, GENERAL, & ADMIN EXP.             1,220,514           645,155         3,317,226         1,724,606
DEPRECIATION & AMORTIZATION EXP.              81,799            68,176           196,020           191,042
                                        -------------     -------------     -------------     -------------

OPERATING LOSS                            (1,273,453)         (633,428)       (3,322,717)       (1,688,894)
INTEREST EXPENSE                             100,369           136,079           421,672           324,355
                                        -------------     -------------     -------------     -------------

LOSS BEFORE INCOME TAXES                  (1,373,822)         (769,507)       (3,744,389)       (2,013,249)
INCOME TAXES                                   2,400                 -             2,400             2,400
                                        -------------     -------------     -------------     -------------

NET LOSS                                  (1,376,222)         (769,507)       (3,746,789)       (2,015,649)
                                        =============     =============     =============     =============

Basic and diluted net loss per share    $      (0.39)     $      (0.45)     $      (1.07)     $      (1.19)
Basic and diluted weighted average
shares outstanding                         3,488,665         1,700,000         3,488,665         1,700,000
                                        =============     =============     =============     =============

*Gross revenues include the value of coin and currency processed and does not present revenue under generally accepted accounting principles

           See notes to condensed consolidated financial statements


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                                   CASH TECHNOLOGIES, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   FOR THE NINE MONTHS ENDED
                                                                          FEBRUARY 28,
                                                                          ------------
                                                                 1999                       1998
                                                                 ----                       ----
                                                             (UNAUDITED)                (UNAUDITED)

OPERATING ACTIVITIES:
--------------------
Net Loss                                                   $(3,746,789)               $(2,015,649)
Adjustments to reconcile net loss to net cash used by
operating activities:

Depreciation and amortization                                  196,020                    191,042
Gain on sale of asset                                             (511)                       -
Changes in operating assets and liabilities:
        Accrued interest                                           -                       76,268
        Account receivable                                        (968)                   394,365
        Inventories                                            (19,963)                    91,574
        Prepaid expenses and other current assets               22,755                     17,761
        Other assets                                           349,189                    (52,089)
        Accounts payable                                      (158,219)                   437,300
        Accrued liabilities                                   (102,282)                   156,918
                                                           -----------                -----------
Net cash used by operating activities                       (3,460,768)                  (702,510)

INVESTING ACTIVITIES:
        Property & equipment                                  (629,962)                (1,748,253)
        Restricted Cash                                         (2,139)                    (1,066)
        Sale of Equipment                                        2,759                        -
                                                           -----------                -----------

Net cash used by investing activities                         (629,342)                (1,749,319)

FINANCING ACTIVITIES:
        Deferred financing cost                               (134,000)                  (134,000)
        Payments on capital lease obligation                   (47,648)                   (59,248)
        Repayments on long-term debt                        (2,114,885)                  (472,445)
        Net proceeds from issuance of common stock           9,478,326                         -
        Net proceeds from long-term debt                           -                    3,485,000
                                                           -----------                -----------
Net cash provided by financing activities                    7,181,793                  2,819,307
                                                           -----------                -----------
CHANGE IN CASH AND CASH EQUIVALENTS                          3,091,683                    367,478
        Cash, Beginning of period                              210,723                    463,605
                                                           -----------                -----------
        Cash, End of period                                $ 3,302,406                $   831,083
                                                           ===========                ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid for interest                             $   421,672                $  224,769
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION
        Conversion of debt to equity                       $ 1,412,106                $       -


See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:  GENERAL

PRESENTATION OF INTERIM INFORMATION

   In the opinion of the management of Cash Technologies, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 28, 1999 and the results of operation and cash flows for the nine months ended February 28, 1999 and 1998. Interim results are not necessarily indicative of results for a full year.

   The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended May 31, 1998 filed with the SEC. The results of operations for the three month and nine month periods ended February 28, 1999 are not necessarily indicative of the results to be expected for the fourth quarter or for the entire fiscal year.

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

NOTE 2:  COMMITMENT AND CONTINGENCIES

   As previously disclosed, in June 1997, Coinstar, Inc. (''Coinstar''), a competitor of the Company, filed a complaint against CAS, a subsidiary of the Company, in the U.S. District Court for the Northern District of California alleging infringement of one of its patents. In June 1997, CAS filed an answer denying the claims of Coinstar and interposed a counterclaim seeking declaratory judgment as to the invalidity and unenforceability of Coinstar's patent and instituted a third-party complaint against ScanCoin AB for breach of warranty. Although the Company believes that Coinstar's complaint is without merit, there can be no assurance that the Coinstar litigation will either be settled on terms acceptable to the Company or decided in favor of the Company. An adverse ruling could have a material adverse effect on the Company. Moreover, even if the Company successfully defends the Coinstar action, the time and effort expended by the Company's personnel in connection with the Coinstar litigation could adversely affect the Company's operations.

   Also as previously disclosed, in January 1998, the district court granted CAS's motion for summary judgment of noninfringement of the CBIII CoinBank(R) models having a solid input tray. The Court granted in part and denied in part CAS's motion for summary judgment of noninfringement concerning the earlier CBII model. The Court also denied CoinStar's motion for summary judgment.

   Coinstar has recently amended its complaint against the Company to include claims emanating from a new patent granted to Coinstar. The Company continues to defend this matter and believes that the new claims are without merit. The Company cannot determine the likelihood of an unfavorable outcome and range of possible loss, if any.

   As previously reported by the Company, in December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The Company believes that the complaint is without merit and is defending this lawsuit. The Company cannot determine the likelihood of an unfavorable outcome and range of possible loss, if any.

NOTE 3:  STOCKHOLDERS EQUITY

   On July 9, 1998, the Company completed its initial public offering of 1,485,000 shares of Common Stock and received net proceeds of $8,467,880 after deducting commissions and expenses of $1,927,120. The offering price of the shares was $7.00 per share. At the same time the Company issued 130,915 shares of its common stock and certain officers and stockholders exchanged 161,830 shares owned by them in exchange for $1,412,106 of indebtedness owed by the Company.

   On August 18, 1998, the underwriters in the Company's public offering exercised the over allotment option and purchased an additional 172,750 shares of the Company. Net proceeds to the Company were $1,010,446 after deducting commissions and expenses of $198,804.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

   In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "pro forma", "estimates", or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: market acceptance of the Company's products, limited marketing experience, uncertainty of product development, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.

OVERVIEW

   The Company was organized in August 1995, but its coin processing operations were commenced by its now wholly-owned subsidiary, National Cash Processors, Inc. ("NCP") in May 1994. The Company acquired NCP in January 1996 from certain affiliates of the Company. The CoinBank portion of the business is conducted through the Company's wholly-owned subsidiary CoinBank Automated Systems, Inc., which was incorporated in November 1995. The Company generates revenues through
(i) the purchase of loose United States coin and currency which is acquired in bulk at a small discount from face value and then counted, sorted, wrapped and re-sold primarily to a variety of retail businesses at face value plus a fee or deposited to the Federal Reserve Bank for credit to the Company's account and
(ii) fees charged on CoinBank(R) processing. The Company's expenses have exceeded net revenues since inception and for the fiscal years ended May 31, 1996, 1997 and 1998 the Company sustained net losses of $705,585, $1,547,805 and $2,727,145 respectively. For the three month and nine month periods ended February 28, 1999, the Company incurred a net loss of $1,376,222 and
$3,746,789, respectively.   Marketing expenses, executive salaries, and general
& administrative expenses have increased as the Company has pursued the development of its electronic commerce platform and expanded its testing and marketing of CoinBank(R) machines. The Company has completed its CoinBank(R) field test placement program and is now exploring distribution relationships with existing retail industry leaders for the use and placement of its CoinBank(R) machines.

   The Company is focusing its primary efforts on the completion of its e-commerce platform, which will provide transaction processing for Internet and non-Internet based e-commerce transactions such as electronic bill payment, check cashing, the issuance of money orders and pre-paid phone cards, dispensing of event tickets, etc. on Automated Teller Machines, CoinBank(R) machines and other similar devices, as well as providing added functionality and security to Internet commerce activities generated from personal computers.

   As a result of these activities the Company will continue to have a high level of operating expenses.

   On July 9, 1998 the Company completed its initial public offering of 1,485,000 shares of Common Stock and received net proceeds of $8,467,880 after deducting commissions and expenses of $1,927,120. The offering price of the shares was $7.00 per share. At the same time the Company issued approximately 130,915 shares of its common stock and certain officers and stockholders exchanged 161,830 shares owned by them in exchange for $1,412,106 of indebtedness owed by the Company. Prior to July 9, 1998, the Company was not a reporting company under the Securities and Exchange Act of 1934 and did not file reports with the SEC.

   On August 18, 1998, the underwriters in the Company's public offering exercised the overallotment option and purchased an additional 172,750 shares of the Company. Net proceeds to the Company were $1,010,446 after deducting commissions and expenses of $198,804.

   The Company records as revenue the service fee charged for coin and currency processed on behalf of a customer but not purchased by the Company. The Company also records as revenue the service fee charged to persons using CoinBank(R) machines. Gross revenues include the value of coin and currency processed and does not represent revenue under generally accepted accounting principles.

   Revenues generated from CoinBank(R) machines accounted for approximately 18% of revenues for the fiscal year ended May 31, 1998, compared to approximately 82% of revenues generated from coin and currency processing. For the three months ended February 28, 1999, 26% of the Company's revenue was generated from CoinBank(R) operations, while 74% was generated from coin and currency processing. For the nine months ended February 28, 1999, 22% of the Company's revenue was generated from CoinBank(R) operations, while 78% was generated from coin and currency processing.

   The Company has a contract to count, process and purchase currency for the Los Angeles County Metropolitan Transportation Authority ("LACMTA") for the period from April 1, 1997 to March 31, 2000 for a fee of approximately 1% of all currency processed. The Company expects to process and purchase between $35,000,000 - $50,000,000 per annum pursuant to this contract. This contract will be re-bid by the LACMTA at the end of this contract period. The Company records as revenue the service fee charged for the processing of tokens and/or currency processed pursuant to such contracts. From time to time, the Company may submit bids for additional similar contracts. There can be no assurance, however, that it will be awarded any contract for which it submits a bid.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998

   Gross revenues include the value of the coins and currency processed for the three months ended February 28, 1999 and amounted to $10,552,415 compared to $12,145,378 for the comparable 1998 period. Due to increased efficiency in coin and currency processing, net revenues for the three months ended February 28, 1999 increased to $203,919 compared to $179,073 for the comparable 1998 period. The decrease in coin and currency volume was primarily attributable to the Company's reduction of certain low-margin cash processing transactions and normal periodic fluctuations in the value of currency processed for the LACMTA during the three month period.

   Cost of revenues for the three months ended February 28, 1999 was $175,059, compared to $99,170 in the comparable 1998 period. The cost increase is primarily the result of an increase in CoinBank(R) activity as the Company increased both the number of machines and the number of geographic areas serviced.

   The gross profit for the three months ended February 28, 1999, was $28,860 compared to the gross profit of $79,903 in the comparable 1998 period. The decrease in gross profit was due to the increased costs of revenue associated with the CoinBank(R) activity.

   Selling, general and administrative expenses for the three months ended February 28, 1999 increased to $1,220,514 compared to expenses of $645,155 for the three months ended February 28, 1998. Selling, general & administrative expenses consisted primarily of wages (and wage related costs), outside contractor expense, travel/promotion expense, professional services, and
facilities/office related expenses.   The increase in selling, general and
administrative expenses is attributable to the increase in administrative and marketing personnel as well as the expenses associated with marketing and promoting as the Company expanded its operations and technical development efforts. Included in the $1,220,514 is $118,800 for organizational, marketing, and sales consulting.

   Depreciation and amortization expenses for the three months ended February 28, 1999 and 1998 were $81,799 and $68,176, respectively. The increased depreciation expense was due to more CoinBank(R) machines in operation. Net interest expense for the three months ended February 28, 1999 and 1998 were $100,369 and $136,079, respectively. The decrease in interest expense was due to a lower level of indebtness.

   Net losses for the three months ended February 28, 1999 and 1998 were $1,376,222 and $769,507, respectively. The Company has recorded a full valuation allowance for its deferred tax asset. It has done so since management believes that it is more likely than not that the deferred tax asset will not be realized.

NINE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1998

   Gross revenues include the value of the coins and currency processed for the nine months ended February 28, 1999 and amounted to $36,231,138 compared to $43,998,747 for the comparable fiscal '98 period. The decrease in coin and currency was primarily attributable to the Company's reduction of certain low-margin cash processing transactions and normal periodic fluctuations in the value of currency processed for the LACMTA during the nine months. However, due to the increase in service fees, net revenues for the nine months ended February 28, 1999 increased to $696,088 compared to $638,616 for the comparable fiscal '98 period.

   Cost of revenues for the nine months ended February 28, 1999 were $505,559, compared to $411,862 in the comparable 1998 period, reflecting a decrease in NCP net revenues and an increase in CoinBank(R) activities.

   Gross profit for the nine months ended February 28, 1999, was $190,529 compared to the gross profit of $226,754 in the comparable 1998 period. The decrease in gross profit was due to the increased costs of revenue associated with CoinBank(R) activity.

   Selling, general and administrative expenses for the nine months ended February 28, 1999 increased to $3,317,226 compared to expenses of $1,724,606 for the nine months ended February 28, 1998. Selling, general & administrative expenses consisted primarily of wages (and wage related costs), outside contractor expense, travel/promotion expense, professional services and facilities/office related expenses is attributable to the increase in administrative and marketing personnel as well as the expenses associated with marketing and promoting as the Company has expanded its operations and technical development efforts. Included in the $3,317,226 is a one time bridge financing expense of $80,000 and $378,000 for organizational, marketing and sales consulting.

   Depreciation and amortization expenses for the nine months ended February 28, 1999 and 1998 were $196,020 and $191,042, respectively. Net interest expense for the nine months ended February 28, 1999 and 1998 were $421,672 and $324,355, respectively. The increase in depreciation expenses is a result of an increased number of CoinBank(R) Machines in operation. The increase in interest expense was due to a higher level of outstanding indebtedness associated with equipment acquired during the 1998 period.

   As a result of the foregoing, net losses for the nine months ended February 28, 1999 and 1998 were $3,746,789 and $2,015,649, respectively. The company has recorded a full valuation allowance for its deferred tax asset. It has done so since management believes that it is more likely than not that the deferred tax asset will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At February 28, 1999, the Company had working capital of $1,788,568 and unrestricted cash and cash equivalents of $3,302,406 compared to a working capital deficit of $2,343,096 and unrestricted cash and cash equivalents of $831,083 at February 28, 1998. Since inception, the Company has satisfied its working capital requirements through revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from stockholders and an affiliate of an executive officer of the Company.

   Net cash used in operating activities was $3,460,768 for the nine months ended February 28, 1999, as compared to net cash used in operating activities of $702,510 for the nine months ended February 28, 1998. The increase in net cash used in operating activities compared to the 1998 period was primarily the result of the Company's expanded operations and net loss incurred.

   Net cash used in investing activities was $629,342 for the nine months ended February 28, 1999, as compared to $1,749,319 for the nine months ended February 28, 1998. The decrease in net cash used in investing activities was primarily attributable to a decrease in purchases of equipment.

   Net cash provided by financing activities for the nine months ended February 28, 1999 was $7,181,793 as compared to $2,819,307 for the nine months ended February 28, 1998. The increase in net cash provided by financing activities was primarily attributable to IPO proceeds, along with the exercise of the overallotment option.

   The Company has entered into a credit agreement with GE Capital Corporation (the "Lender") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank(R) component equipment, working capital and general corporate purposes as of February 28, 1998. A portion of the amount drawn under the line of credit is secured by certain of the Company's assets. Amounts borrowed under this line bear interest at approximately 9.5% per annum, payable over a period of 60 months, subject to certain pre-payment penalties. The Company is required to make monthly payments of principal and interest on this line of credit, currently approximately $120,000.

   Based on the Company's current proposed plans and assumptions relating to the implementation of its expansion strategy, the Company anticipates that the net proceeds of its recent initial public offering will not be sufficient to satisfy its contemplated cash requirements. The Company anticipates that it will be required to secure additional financing during the next six months. There can be no assurance that additional financing will become available to the Company.
The inability to secure additional financing would have a material adverse effect on the company. The Company has no current arrangements with respect to, or potential sources of, additional financing except for certain equipment financing for the purchase of CoinBank(R) machine components, and it is not anticipated that, in the future, any stockholders will provide any additional guarantees for Company obligations. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

YEAR 2000 EFFECT

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

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   In June 1997, Coinstar, Inc. (''Coinstar''), a competitor of the Company, filed a complaint against CAS, a subsidiary of the Company, in the U.S. District Court for the Northern District of California alleging infringement of one of its patents. In June 1997, CAS filed an answer denying the claims of Coinstar and interposed a counterclaim seeking declaratory judgment as to the invalidity and unenforceability of Coinstar's patent and instituted a third-party complaint against ScanCoin AB for breach of warranty. Although the Company believes that Coinstar's complaint is without merit, there can be no assurance that the Coinstar litigation will either be settled on terms acceptable to the Company or decided in favor of the Company. An adverse ruling could have a material adverse effect on the Company. Moreover, even if the Company successfully defends the Coinstar action, the time and effort expended by the Company's personnel in connection with the Coinstar litigation could adversely affect the Company's operations.

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

   In December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The Company believes that the complaint is without merit and is defending this lawsuit. The company cannot determine the likelihood of an unfavorable outcome and range of possible loss, if any.

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

   On July 9, 1998 the Company completed its initial public offering of 1,485,000 shares of Common Stock and received net proceeds of $8,467,880 after deducting commissions and expenses of $1,927,120. The offering price of the shares was $7.00 per share. At the same time the Company issued 130,915 shares of its common stock and certain officers and stockholders exchanged 161,830 shares owned by them in exchange for $1,412,106 of indebtedness owed by the Company to them. Prior to July 9, 1998, the Company was not a reporting company under the Securities and Exchange Act of 1934 and did not file reports with the SEC.

   On August 18, 1998, the underwriters in the Company's public offering exercised the over allotment option and purchased an additional 172,750 shares of the Company. Net proceeds to the Company from the over allotment exercise were $1,010,446 after deducting commissions and expenses of $198,804.

   Through February 28, 1999 the Company has used approximately $2.7 million for the repayment of notes and loans. Approximately $725,000 has been used for marketing and advertising. Approximately $480,000 has been used to purchase CoinBank and miscellaneous equipment. Approximately $550,000 has been spent on research & development, networks and related equipment. The remainder of the funds have been used for working capital and operational expenses. The Company had approximately $2.9 million remaining as of February 28, 1999.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   Not Applicable



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable

ITEM 5.  OTHER INFORMATION

   Not Applicable



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


   (a)  Exhibits


   Exhibit No.                        Description
   ___________                        ___________

   27                                 Financial Data Schedule

   (b)    Reports of Form 8-K

      During the quarter ended no reports on Form 8-K were filed by the
Registrant:






      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form for the fiscal quarter ended February 28, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized the 16/th/ of April, 1999

                                     CASH TECHNOLOGIES, INC.

                                     By:  /s/ Bruce Korman
                                        ------------------------------
                                          Bruce Korman
                                          President and Chief Executive Officer


                                     By:  /s/ Robert M. Gielow
                                        ------------------------------
                                          Robert M. Gielow
                                          Chief Financial Officer