Form 10KSB
period 1999-05-31
CASH TECHNOLOGIES INC
filed 1999-09-14
CIK 1022964

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB
(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended May 31, 1999
                                              OR

  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to ______________

                       Commission File Number 000-24569


                            CASH TECHNOLOGIES, INC.
                (Name of small business issuer in its charter)

          Delaware                                               95-4558331
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                   1434 W. 11th Street Los Angeles, CA 90015
              (Address of principal executive offices) (Zip code)

                                (213) 745-2000
               (Issuer's telephone number, including area code)


        Securities registered under Section 12(b) of the Exchange Act:

                                                         Name of Each Exchange
                                                         ---------------------
Title of Each Class                                       on Which Registered
-------------------                                      -------------------
      None                                                       None


Securities registered under Section 12(gg) of the Exchange Act: Nasdaq SmallCap

                                                          Name of Each Exchange
                                                          ---------------------
     Title of Each Class                                   on Which Registered
     -------------------                                   -------------------
Common Stock, $ .01 Par Value                                Nasdaq SmallCap

     X   Check whether the issuer (1) filed all reports required to be filed by
     -
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                                       -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The Company's gross revenue for its fiscal year ended May 31, 1999 was $46,381,668 and its net revenue was $899,836. Gross revenue does not represent revenue under generally accepted accounting principles. See "Management Discussion and Analysis".

     On August 31, 1999, the aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $11.25 at which the stock was sold on such date was approximately $39,247,481

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     On May 31, 1999, there were 3,488,665 shares of Common Stock, $ .01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

                                    PART I

   In addition to historical information, the information included in this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will,"
"should," "seeks," "approximately, "intends," "plans," "pro forma,"
"estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: market acceptance of the Company's products, limited marketing experience, uncertainty of product development, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.


Item 1. Description of Business
-------------------------------


Introduction
------------

     Cash Technologies, Inc., a Delaware Corporation, was incorporated, August 1995. Unless the context otherwise requires, references herein to the Company refer to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation, incorporated in May, 1994, which became a subsidiary of the Company in January, 1996; CoinBank Automated Systems, Inc., a Delaware corporation, incorporated in November, 1995; and CoinBank Automation Handels GmbH, Salzburg, Austria, incorporated in February 1998.

     On July 9, 1998, the Company's registration statement for its initial public offering was declared effective. The offering consisted of 1,485,000 shares of the Company's Common Stock with an initial offering price of $7.00 per share. Starr Securities, Inc. and Gunn Allen Financial, Inc. acted as underwriters for the Company's initial public offering. The Company received gross proceeds (without deduction for commissions and expenses) of $10,395,000 in the offering and net proceeds of $8,467,880. On August 18, 1998, the underwriters exercised the over-allotment option and purchased an additional 172,750 shares from the Company, the result of which the Company received gross proceeds (without deduction for commissions and expenses) of $1,209,250 and net proceeds of $1,010,446. To date the Company has utilized substantially all of the proceeds of the initial offering for marketing, research and development, debt repayment and for working capital.


  Electronic Message Management Architecture (EMMA) Transaction Processing
  System

  In 1996, the Company began its development of an enhanced version of an automated teller machine which was designated the ATM-X(TM). The ATM-X was designed to provide a range of services not typically offered by ATM machines, such as electronic bill payment, instant activated phone cards, event ticketing and others. As development efforts proceeded, the Company discovered a significant market demand for such a product and the need to create a robust transaction processing system that could link the new ATMs with the worldwide financial networks in order to provide these new services to ATMs, kiosks and PCs.

   In December of 1997, the Company filed a patent application describing its transaction processing and networking technologies. The technology, which was later named EMMA (E-commerce Message Management Architecture), allows for the seamless integration of conventional ATM and credit card (point-of-sale) networks with non-bank networks and the Internet. The explosion of Internet e-commerce has created, in management's opinion a demand for EMMA's unique capabilities to provide e-commerce access from ATMs, as well as increased security for financial transactions conducted over the public Internet.

   Focus on the rapid deployment of ATM-X and EMMA has resulted in increases in the size of the Company's technical staff. In recent months, the Company has announced strategic relationships with e-commerce industry leaders for various aspects of the ATM-X / EMMA effort, including: Concord EFS for ATM and credit card gateway services; Tidel Engineering, Inc., for manufacturing of ATM-X machines; CheckFree Holdings, Inc., for electronic bill payment processing services; and Sensar, Inc. for high accuracy personal identification products.

   The Concord relationship gives EMMA access to every major ATM and POS network and card issuer in the world. Concord's ATM network is one of the largest in the U.S. and they are one of the largest transaction processors in the nation.

   Tidel Engineering is a Texas-based manufacturer of ATMs and the pioneer of dial-up ATMs. The Company's relationship with Tidel suggests that off-premise ATM operators, retailers and others will have the ability to readily acquire ATM-Xs from a well accepted manufacturer as the ATM-X/EMMA concept is rolled out.

   CheckFree is the largest electronic payment processor in the nation, with more than seventy-five percent of the bill payment market. The Company's relationship with CheckFree provides EMMA with immediate access to thousands of billing companies, covering the vast majority of billing companies in the U.S

   The Company's technical development agreement with Sensar, Inc. is expected to result in the ability to bring new e-commerce technologies into commercial use. By coupling Sensar's identification technology (based on the unique patterns of the human iris) with EMMA, millions of consumers may be able to use their ATM cards to make secure purchases on the Internet. Previously, the fear that computer hackers would decipher PIN numbers had prevented the use of ATM cards on the World Wide Web. This system, in development, uses a small video camera that photographs the eye from several feet away, making a positive identification of the person with accuracy typically greater than that of DNA typing. The system promises to offer significant advantages for online banking and trading operations. Merchants could possibly expand their customer base to those without credit cards and consumers who are afraid to send credit card information over the Internet.

   EMMA's capabilities, with interfaces to the Company's various e-commerce partners, potentially will allow it to seamlessly interface financial networks, particularly the four main channels through which trillions of dollars are transacted each year: (1) the ATM network; (2) the credit card (POS) network;
(3) the Automated Clearing House (ACH) network; and (4) cash, by utilizing currency acceptors on the ATM-X thus allowing individuals with no ATM card or credit card to access the services offered.

   The EMMA system has been "Certified" (approved for conducting transactions) through the financial networks for ATM type transaction processing. The system is now undergoing certification for credit card (POS networks) processing. Once certification is completed, ATM-X/EMMA pilot installations are expected to begin in late 1999.

   Commercial Cash Processing

   While the Company has, in recent years, expanded its operations into other technologies, it began and continues to do business as a cash and coin processor through its National Cash Processors, Inc. subsidiary. Typically, currency is purchased in bulk at a discount of between 1% and 2% from face value. After counting, sorting and/or wrapping, the Company either promptly resells the processed coin and currency at face value plus a small fee (typically $1.00 to $1.50 per box of 50 rolls of coins and approximately $1.00 per $1,000 worth of bills sorted) to a variety of customers, including armored car companies, or deposits it at face value at the Federal Reserve Bank for credit to the Company's account.


   Retail Coin Processing

   In 1995, the Company began its development of CoinBank(R) self-service coin counting and processing machines, distributed through its CoinBank Automated Systems, Inc. subsidiary. The machines accept and count loose coin, then generate a receipt redeemable for the amount counted less a service fee of typically 7-9%. This receipt can then be exchanged for currency. The machines provide individuals and small businesses with a convenient method for the disposing of their accumulated loose coin without the need for pre-sorting or wrapping. The Company has performed extensive field tests with these machines in Southern California, New England and Europe. The machines can be readily configured to count coin denominations from most countries in the world. An important feature of the machines, for which the Company filed for patent protection in 1997, is their ability to reject extraneous materials such as foreign objects and slugs, minimizing down time and repairs.

   The Company is marketing the machines to Original Equipment Manufacturer "OEM" customers (manufacturers of cash handling equipment), companies with existing equipment distribution and service channels and directly to retailers and financial institutions.


   Proposed Acquisition, Sale of Company and Other Transactions

   In March 1999, the Company entered into a letter of intent to acquire 51% of the capital stock of the Austrian based manufacturer of coin counting components of the Company's Coinbank machines, Geld Bearbeitungs Systems GES.M.B.H. ("GBS")
(the "Acquisition").   GBS is the largest manufacturer of coin processing
equipment in Austria. The Company and GBS are currently parties to a License and Manufacturing Services Agreement whereby GBS manufactures the Company's Coinbank machines. The Company is the single largest customer of GBS.
Pursuant to the terms of the Letter of Intent, the Company will acquire 51% of GBS' capital stock from the existing shareholders for a combination of cash and Common Stock of the Company. The Letter of Intent states that the principal owners of GBS have agreed to have key employees of GBS enter into employment and non-competition agreement with the Company as a condition to closing of the acquisition. The parties are currently completing their due diligence and financial statements while negotiating the terms of a definitive purchase agreement, as well as side agreements such as the terms of the employment agreements for the key employees. Additionally the Company and GBS are in dispute over certain matters related to the license and manufacturing agreement that has delayed negotiation of the acquisition. There can be no assurance that the transaction will be completed or that the terms of the definitive agreement will be as described above.

    The Company is presently engaged in discussions with two entities regarding an acquisition of all or part of the Company (including stock and assets transfers). The Board of Directors has not been requested to consider any definitive transaction. No letters of intent have been entered into by the Company. There can be no assurance that any such transactions will be consummated, or that the terms will be favorable to the Company or its shareholders.

Industry (Market) Overview
--------------------------

   Electronic Message Management Architecture (EMMA) Transaction Processing
   System

   Data networking has been an enabling technology for the Financial Industry. Using financial networks, financial institutions can present and collect financial information at the locations where transactions are initiated and provide services that are an improvement over paper-based transactions. As a result of networking, financial institutions have changed the way business is done everywhere and have encouraged the growth of global enterprises.

   In recent years, however, the limitations of the aging infrastructure of the financial networks are being highlighted by the rise of public networking. The most notable example of public networking, the Internet, depends for its high availability and security upon advances in network hardware, new protocols, and high-speed digital communications lines. In contrast, the standard in financial networking infrastructure is a generation behind the majority of private business and consumer networks.

  This disparity discloses limitations such as the need for more bandwidth (the volume of information that can pass through the networks) and easier access.
But bandwidth is only one problem. These existing aging financial networks transact independently via specific industry protocols which by design prohibit the free flow of information from one network to another--i.e., the POS network only communicates within the POS network, ATM's transact exclusively via the ATM network and neither can interface directly with the Internet. This problem becomes the significant stumbling block for the implementation of advances in network security, network control and routing.

   EMMA potentially offers the financial industry a bridge technology that provides an alternative to the disparity within existing systems. The EMMA Platform is meant to provide a solution that will work in parallel with the current financial networks, interacting with each. It supports the beneficial features of those networks and overcomes their limitations, leveraging the billions of dollars and decades of effort already invested in order to provide new functionality. It promises to provide an up-to-date solution that can implement the newest technologies, as well as carry the weight of the transaction volume from older terminals.


   Cash Processing

   A significant number of companies, including pay phone owners, laundry and vending machine operators, newspaper distributors, parking meter collectors and many individuals, including those who work in service industries and receive frequent tips, accumulate substantial quantities of loose coins in the course of providing services and products. Many commercial enterprises, including grocery stores, pharmacies, check cashing institutions and other retail businesses that provide large amounts of change to consumers in exchange for purchases, continually require significant quantities of coins. According to the United States Department of the Treasury, at March 31, 1999, approximately $25.6 billion worth of U.S. coins were in circulation in the economy.

   In addition, the traditional method of disposing of large quantities of loose coins for more convenient forms of money is to deposit coins with banks, wrapped in canvas bags in prescribed amounts, tagged and sealed pursuant to the requirements of the Federal Reserve Bank. This is frequently a time-consuming and costly process. Most large commercial depositors establish in-house operations in order to undertake the labor-intensive tasks of sorting and counting coins and transporting them to banks for deposit.

   Cash Processing Facility

   The Company operates a cash processing facility in Los Angeles, California, where it counts loose coin and currency, which it purchases in bulk from a variety of commercial institutions at a small discount from face value. The Company then sorts, wraps and resells the processed coin and currency to various retail customers at face value plus a small fee or deposits it at face value at the Federal Reserve Bank for credit to the Company's account.

   Various businesses, including vending machine and pay phone operators, transport bulk quantities of coin and currency directly to the Company's coin processing facility for counting and sale to the Company. The Company delivers a check or transfers funds by ACH to the customer's account in an amount equal to the face value of the gross amount of the cash received, less a discount of typically between 1% and 3%. Disputed calculations may be recounted or compared with the hard-copy printout produced by the Company's counting machines.

   The Company sells sorted, wrapped and boxed coins to various retail buyers at face value plus a small fee. Certain retail enterprises, including supermarkets and transportation companies, hire armored car carriers to pick up wrapped coin from the Company's facilities. Excess unsold quantities of cash are deposited in the Company's bank account.


   Cash Processing Security

   The Company's operations are substantially dependent on maintaining the security of the inventories of coin and currency transported to the Company's facility and stored on the Company's premises. The Company's coin and currency processing facility is located in a secured building. There are no windows in the facility other than a single, bulletproof glass guard lookout. Steel doors provide the only entrances and a security monitoring company hired by the Company monitors the facility 24 hours per day, 365 days per year for robbery, fire and any loss of power or telephone services. Guards control all incoming and outgoing visitors, as well as, employee access to the facility. Closed circuit TV cameras, motion sensors and a computerized access control system monitor and record all activity inside and immediately outside the facility at all times. Company employees involved with cash handling activities pass through metal detectors upon both entering and exiting the building.

   The physical security systems in place at the Company's facility have been rated "AA" (the same top rating maintained by most bank and armored car cash vaults) by Underwriters Laboratories, Inc., which rating will remain effective until at least 1999, so long as the Company maintains its present monitoring procedures. Although the Company believes that it has in place adequate security systems and procedures to safeguard its quantities of coin and currency, there can be no assurance that the Company's systems and procedures will be sufficient to ensure against robbery, embezzlement or other losses.

   The Company maintains insurance against losses on its premises, including those due to theft or embezzlement by independent contractors or the Company's employees, up to an aggregate amount of $5,000,000. Though the Company believes that it can increase the amount of such coverage if needed with a corresponding increase in premium payments, there can be no assurance that such insurance will provide the Company with an adequate level of coverage in the event of any loss, or that it will be renewed or increased in the future as needed, on commercially reasonable terms or at all. Moreover, the Company may experience an unanticipated loss not covered by such insurance. Partially or completely uninsured losses, if of sufficient magnitude, could have a materially adverse effect on the Company's business and results of operations. The Company also maintains insurance for off-site theft of coin from and damages to its CoinBank machines.

Retail Coin Processing - CoinBank Machines
------------------------------------------

   CoinBank Machine Features

   CoinBank machines offer small businesses and individuals the opportunity to dispose of excess coin at a discount from face value without the inconvenience and costs associated with sorting, counting and wrapping coins for deposit according to bank specifications. CoinBank machines also provide banks with an alternative means of providing coin deposit services without the overhead expenses involved in handling wrapped coin.

   In December 1995, the Company commenced developing and marketing the CoinBank machines, automated self-service coin counting and processing machines designed to accept and count loose coins for a fee. The CoinBank machine is a freestanding machine that incorporates hardware and electronic components and certain software. The Company has developed three different CoinBank machine models, with variations in coin storage capacity, customer interfaces and external appearance. The most recently developed CoinBank machine model is approximately 65" high, 30" wide and 28" deep and contains a large color interactive touch screen which provides the user prompts as to how to use the machine and which may be used for advertising displays, a credit/debit card reader, an encryption PIN pad, a pre-paid phone card dispenser, a Pentium PC and a thermal printer. It can be connected to the Company's EMMA network to provide various e-commerce functions. Previous models were slightly smaller and did not contain a computer screen. Customers place batches of coins into a CoinBank machine's hopper that feeds coins past a set of sensors that electronically measure the thickness, diameter and metallic properties of each coin. The CoinBank machine returns to the user all extraneous materials such as foreign coins and slugs. The CoinBank machine's software compares these sets of measurements with standard measurements and acceptable tolerances for U.S. coin denominations previously programmed in its memory (re-programmable for another country's denominations), identifies each coin, and either accepts the coin or rejects it to an outside receptacle. The accepted coins are rapidly counted and collected in an internal box.

   The CoinBank machine calculates the gross value of each batch of coins placed into it by a customer, deducts a percentage of the gross batch total (typically 7 1/2% to 9%) and prints out a receipt for the net amount. The CoinBank machine can offer the user a wide assortment of payout options, including a cash receipt, and with the implementation of EMMA, prepaid phone cards or other like services. The customer can bring the receipt to a teller window in a financial institution or cashier, in the case of a retail location, for deposit to a bank account or in exchange for currency. The CoinBank machine is also capable of being linked to the ATM network in order to permit customers to directly deposit funds to a bank account. The Company's software permits the remote monitoring of its latest models of CoinBank machines to quickly identify machines which need servicing. The Company's software system also allows monitoring of the amount
collected from each CoinBank machine.   Amounts paid out by the financial
institutions or retailers are reimbursed by the Company via check or electronic transfer.


   CoinBank Machine Marketing and Installations (U.S.A.)

   The Company has, in the past frequently engaged in market testing of CoinBank machines by entering into agreements to install CoinBank machines in selected branches of financial institution and retail stores for specified trial periods in order to demonstrate the utility and convenience of CoinBank machines. Through CoinBank machines, these locations are able to offer an additional service to their customers while receiving a share of the customer fees charged by the machine

   During the past year, the Company has shifted its focus from the completion of the technical development of the CoinBank machines and their free placement, to the direct sale of the machines to retailers and financial institutions. The Company believes that the market opportunities for the sale of the machines are enormous given the superior unit economics enjoyed by customers who purchase the machines over the economics of the free placement units. Consequently, the Company has terminated or declined rolling out most of its free placement machine installations, reducing the number of such free placement machines from 168 machines as of March 31, 1999 to 58 machines as of August 1, 1999. The Company plans to maintain a limited number of machines in the field to demonstrate the performance and capabilities of the machines to prospective customers.

   The Company is currently in the process of negotiating sales of CoinBank machines in a number of locations which previously had CoinBank machines installed on a trial basis, as well as to other prospective institutional and retail customers. There can be no assurance that any such contracts will be executed. The Company anticipates that it may also enter into additional market testing arrangements with other customers for the sale of its machines.


   CoinBank Machine Assembly and Supply

   The Company is dependent on third-party manufacturers for the production of the components incorporated into CoinBank machines and currently purchases substantially all of its requirements of specially designed or modified components from single source suppliers. The Company purchases certain of these components pursuant to open purchase orders placed from time to time in the ordinary course of business. Although the Company currently believes that alternative sources for these components are readily available, failure or delay by any manufacturer in providing components to the Company on commercially reasonable terms, or at all, in the absence of readily available alternative sources, could result in interruptions in the Company's ability to continue its assembly and installations of CoinBank machines and have a material adverse effect on the Company's operations.

   The Company currently contracts with one of its suppliers to fabricate the housing and integrate the components of CoinBank machines.

   In January 1997, the Company entered into a five-year Licensing and Manufacturing Services Agreement with Geld Bearbeitungs Systeme GES.M.B.H., an Austrian corporation ("GBS"). Pursuant to that agreement, GBS granted the Company the exclusive, perpetual right to use certain technology incorporated in CoinBank machines in North and South America and Asia, provided that the Company purchases a minimum quantity of coin-counting components used in CoinBank machines over the term of the agreement. Failure to satisfy such minimum purchase requirement could result in the termination of the Company's agreement with such manufacturer, which is likely to lead to the termination of the Company's exclusivity with respect to such technology, which could have a material adverse effect on the Company. The agreement also requires GBS to provide information regarding the software, hardware and manufacturing techniques used in the manufacturing of its money processing equipment to the Company in exchange for certain payments. The agreement is subject to early termination in the case of bankruptcy or breach by either party, provided that if the Company has purchased the minimum number of components from GBS, it will continue to be entitled to use, sell and distribute CoinBank machines containing GBS technology. Although the Company believes that alternative sources for components similar to the components to be supplied by GBS are available, failure or delay by GBS to provide components to the Company could result in interruptions in the Company's ability to continue to assemble and install CoinBank machines and have a material adverse effect on the Company's operations. (See Item 1. Proposed Acquisition)

   In order to have greater control over the manufacturing of the CoinBank machines, the Company entered into a letter of intent with GBS to acquire 51% of the stock of GBS. See "Proposed Acquisition".

   In August 1998, the Company entered into a three-year distribution agreement with GBS, subject to successive one-year renewal periods, pursuant to which GBS granted the Company the exclusive right to distribute and sell cash processing equipment in all areas of the world not covered by the January 1997 agreement between GBS and the Company (the "Territory"). Certain financial institutions in Austria were exempted from the agreement. The Company must purchase a minimum number of cash processing machines from GBS over a specified period during the initial three-year term of the April 1997 agreement upon the schedule provided in the agreement. The agreement provides that failure to satisfy such minimum purchase requirement will result in the Company having only a non-exclusive right to distribute the equipment in the Territory. Though the Company believes that the minimum purchase requirement is reasonable and achievable, there can be no assurance that the Company will be able to satisfy such purchase requirements.

   The Company and GBS have recently been in a dispute regarding the 1998 Distribution Agreement. The dispute involves primarily the quantity of machines to be produced by GBS for the European market. The dispute does not affect the Company's North American rights pursuant to the January 1997, Licensing Agreement. Although the Company believes that these matters will be resolved amicably, there can be no assurance that the dispute can be resolved. The proposed acquisition of GBS may not occur or may be delayed until resolution of these disputes is accomplished.


   CoinBank Machine -International Placement

   Due to the nature of the European business environment, to efficiently market CoinBank machines in Europe the Company has focused its attention primarily on the establishment of sales channels through major European equipment distributors and OEM firms. Presently, the Company is negotiating agreements with three such distributors and is undergoing evaluation of its equipment with three OEM manufacturers, which, if successful, would provide the Company with distribution to most of the major markets in Europe. With the introduction of Euro currency throughout Europe, the Company anticipates the need for a machine that can collect the numerous different European coin types during the upcoming conversion. While the Company anticipates that the CoinBank machine will be well received by the distributors and their customers and will help solve the immense Euro conversion problem, there is no guarantee that it will be successful in completing the pending distribution or OEM agreements. The Company has also provided evaluation equipment to a Chinese distributor and is exploring the possibility of establishing a presence in China through an agreement with the distributor. The CoinBank machine is capable of accepting nearly all-international coins with software changes. In the future, the Company may seek to sell or license CoinBank machines to third parties in other international markets. There can be no assurance that the Company will enter into an agreement or will otherwise be able to sell or license any CoinBank machines in China or continue to sell machines in other foreign jurisdictions.


Product Development
-------------------


   Electronic Message Management Architecture (EMMA) Technical Description

   The EMMA platform utilizes techniques that overcome the challenges of integrating services and transactions onto a single ATM, kiosk or Internet PC. EMMA converts commands from an ATM-X or other qualified device into message structures that are widely used in the financial industry. The EMMA platform implements a flexible message format, allowing multiple transactions at a financial terminal or any on-line client to be transmitted as a single message to the EMMA host.

   An important aspect of EMMA is its ability to process multiple transactions "asynchronously" (in parallel). This capability makes multiple transaction types from a single terminal a convenient reality. In a complex session, in which several transactions are requested by a customer, for example getting cash, paying a bill and cashing a check, a number of different external financial and proprietary networks must be accessed. Waiting for each of these networks to respond in sequence one at a time would make the user's session uncomfortably long and be an inefficient use of the machine. Therefore the ability to process each of these events independently and simultaneously significantly reduces processing time and makes such services practical.

   A significant advantage that EMMA offers over other attempts by certain financial institutions to provide new services on ATMs is its open architecture. Any software application which observes the EMMA message structure or incorporates a software component (i.e. active-x control) provided by the Company can successfully complete transactions through the EMMA platform, allowing ATM makers and other developers to readily produce EMMA-compliant devices and participate in the burgeoning market for new services.

     As the Company's marketing plan includes the future licensing of the EMMA platform to others who wish to establish or upgrade their own transaction processing systems, management envisions an environment in which EMMA would be viewed as a new standard for complex transactions, permitting any software developer to produce applications capable of generating transactions for processing through any licensed EMMA processor.


 ATM-X

     The Company has developed an enhanced version of an automated teller machine, designated the ATM-X, which is driven by the Company's EMMA transaction processing platform. The ATM-X includes color graphic displays, and can provide a full range of bank and non-bank services not typically offered by ATM machines, such as electronic bill payment, instant activated phone cards, check cashing and event ticketing.

     The Company will rely on third party ATM manufacturers, such as Tidel Engineering and others, to produce ATM-Xs. The Company used a portion of the proceeds of its initial public offering for the development, testing and refinement of the ATM-X and EMMA platform and will continue to expend financial resources to develop new applications and refinements of the ATM-X (see "Marketing").


Marketing
---------

     E-Commerce Message Management Architecture (EMMA) Transaction Processing System

     ATM transactions take place via the worldwide ATM network, which is comprised of nearly 1,000,000 ATMs. Over 2.3 billion transactions are processed each month through this system.

     Originally in the 1970's and 1980's, the banking industry deployed ATMs as a cost-cutting measure, with the assumption that operational costs could be reduced by moving customers from teller lines to self-service machines. This limited view for the ATM network resulted in design limitations that today prevent the network from being easily used for other types of transactions. The Company envisioned a solution to harness the existing network infrastructure to offer additional banking and non-banking services at the ATM.

     EMMA is designed to link global financial systems together for the first time. Using this existing worldwide ATM infrastructure, the Company expects to provide consumers with direct access to every major method of commerce, including Internet Commerce, from a single machine.

     Marketing studies are currently underway to determine the mix of services and associated demographics that will produce optimum results. The Company
envisions producing revenues through the following methods:     (1) potential
operation of the Company's ATM and financial transaction kiosks; (2) transaction processing for third parties; (3) licensing EMMA to other ATM operators; and (4) the advertising and the sale of transaction data.

     ATM-X

     The Company believes that there is virtually unlimited opportunity to deliver financial services in new and expanded venues. One area of intense growth is the development of off-premise ATM equipment and retail kiosks by the traditional ATM manufacturers, such as NCR, Diebold, Tidel and others. Usually new equipment models have high-powered, graphical user interfaces.

     These super-charged terminals have the potential to offer the widest possible range of financial and commerce services to the public at street level. EMMA addresses their needs by providing an interface between the older network hosts and the new terminal platforms.

     The Company has not installed any ATM-Xs to date, however it is finalizing agreements for trial installations which are anticipated to begin during 1999. The Company will rely on independent sales organizations who market ATMs to retailers and other non-bank locations to be the primary distributors of ATM-X machines, along with direct sales to financial institutions. There can be no assurance that the Company will be successful in marketing the ATM-X either through these third-party sales organizations or directly.


     Commercial Cash Processing and Retail Cash Processing (CoinBank Machines)

     Since inception, the Company has conducted only limited marketing activities and currently has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. With respect to Cash Processing and CoinBank sales the Company conducts substantially all of its own marketing activities and may hire additional marketing personnel, including possibly independent contractors to assist it in these efforts. To date, the Company has conducted marketing of its coin processing services by means of press releases and articles in trade journals targeted at coin-intensive industries, including pay phone owners, laundry and vending machine operators and newspaper vendors, however the Company is not aggressively marketing its commercial cash processing services, preferring instead to focus its sales resources on its other business segments. The Company's marketing of CoinBank machines has consisted of entering into market testing arrangements with a limited number of financial institutions and retailers and attending certain industry shows. The Company intends to focus its future CoinBank marketing efforts on the sale of CoinBank machines rather than a free placement and shared revenue model. Achieving market acceptance for CoinBank machines will require substantial marketing efforts and the expenditure of a significant amount of funds.

     The Company used a portion of the proceeds of its initial public offering to expand marketing and promotion of CoinBank machines, including advertising in preparing marketing brochures, participating in industry trade shows and hiring additional marketing and sales personnel. The Company's marketing plans may be subject to change as a result of a number of factors, including changes in market conditions, the type of marketing requested by the establishments where CoinBank machines are installed in the future and various other competitive factors. There can be no assurance that the Company's efforts will result in significant initial or continued market acceptance, that emerging markets for CoinBank machines and the Company's coin processing services will not be limited, or that the Company will succeed in positioning CoinBank machines and the Company's services as a preferred method of processing large amounts of coin and currency.


Competition
-----------


     EMMA and ATM-X

     The ATM and transaction processing industries are characterized by intense competition. While the Company is not aware of other companies that offer identical systems to EMMA/ATM-X, a large number of other technologies and products will compete for the attention of a finite number of customers. First, while the Company has encouraged most major ATM manufacturers who have distribution in the U.S. to produce "ATM-X -class" machines, to the extent that these manufacturers elect not to do so they may instead compete by offering customized ATMs to certain customers who seek to independently develop similar multi-function terminals to the

ATM-X. For example, several banks have offered limited bill payment capability on their ATMs. These manufacturers and customers are likely to have substantially greater financial and other resources than the Company.

     Secondly, other transaction processors who also have significantly greater financial and other resources than the Company may choose to develop and market a system that competes with EMMA rather than license EMMA.

     Thirdly, various companies are attempting to develop, or have developed, systems that provide one or more of the individual services offered or to be offered on the ATM-X. For example, one company has developed and deployed an event ticket kiosk and another has deployed an airline ticket kiosk. To the extent that such firms are successful in marketing their products, a potential customer whose needs have been partially satisfied by such "single-focus" machines may lose some or all of their interest in the EMMA or ATM-X technologies.

     Thus, while the Company believes that is has a "window of opportunity" during which its products will be viewed as unique and desirable, there can be no assurance that the Company will be successful in distributing its EMMA and ATM-X technologies before one or more competitors develop and successfully market competing products.

     Commercial Cash Processing and Retail Coin Processing (CoinBank Machines)

     The cash processing industry is highly competitive, and the Company competes with a variety of banks whose coin processing is handled by armored car services, most of whom possess substantially greater financial, personnel, marketing and other resources than the Company. Many large companies in coin-intensive industries, such as major pay telephone operators, have developed in-house centers to count, sort and process their cash and deposit it with banks. Given the foregoing factors and the Company's limited efforts to market commercial cash processing services, there can be no assurance that the Company will be able to compete successfully in the cash processing market or that the Company's present or future competitors or industry changes will not render its services obsolete or less marketable.

     The Company is aware of only one company, CoinStar, Inc., that offers self-service coin counting machines on a "free-placement basis." To the Company's knowledge, unlike the Company, which currently focuses its efforts on selling CoinBank machines, this competitor focuses its marketing efforts on installing free placement machines only. This competitor has installed its machines throughout the United States, and in some cases; such installations are near where the Company has installed or may seek to sell CoinBank machines. There can be no assurance that potential purchasers of CoinBank machines will not prefer to employ this competitor's "free placement" machines. Moreover, there can be no assurance that other companies are not developing or will not seek to develop functionally equivalent products or services for the disposal of large amounts of coins in the future. In this regard, the Company is aware of three other companies that offer self-service coin counting machines for sale in the United States; Scan Coin, CT Coin and Zimmerman. Certain of the potential competitors may have greater financial, personnel, marketing and other resources than the Company. In addition, there are many companies in the coin processing industry that have the expertise and resources that may encourage them to develop and market products or services that compete with CoinBank machines or that would render CoinBank machines obsolete or less marketable. Moreover, potential customers may elect to establish their own facilities for counting and processing coins or utilize other methods which they believe to be less costly or possess other advantages over CoinBank machines. Thus, while the Company believes that its products have certain proprietary advantages over similar products on the market, there can be no assurance that the Company will be able to compete successfully.

     In addition, alternatives to the use of coin and currency, such as checks, credit cards and wire transfer, debit cards, ''smart'' cards and other forms of electronic currency are increasing. Increasing use of these alternative forms of payment could reduce the frequency of circulation of coin and currency, which would result in decreased need for CoinBank machines and the Company's cash processing services. The market for alternative forms of money transfer is characterized by frequent introduction of new products and services and is subject to changing consumer preferences and economic trends. There can be no assurance that the demand for methods of disposing of coin and currency will not decrease significantly or that other factors, over which the Company will have no control, will not have a material adverse effect on the Company's business and results of operations.


Intellectual Property
---------------------

     Until November 1996, the Company licensed technology and software used in its business to track inventory and verify customer payments (the "Developed Software") from First Bancorp, L.P. ("First Bancorp"), a principal stockholder of the Company and an affiliate of Bruce Korman, the Company's President and Chief Executive Officer, pursuant to an exclusive license with First Bancorp. In November 1996, the Company purchased the Developed Software from First Bancorp in consideration of the issuance of a $50,000 non-interest bearing promissory note, which was repaid, with a portion of the proceeds of its initial public offering. See "Certain Transactions."

     Although the Company has filed applications with the U.S. Patent Office to obtain a patent on its CoinBank counting machine and an additional application with respect to its ATM-X and EMMA products, there can be no assurance that any patent will be granted, or that if granted, they will afford the Company any meaningful protection. The Company does not currently hold any patents with respect to any software or hardware used by it in its operations and there can be no assurance that any patents will be granted to it. The Company relies on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of the Developed Software. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the Developed Software. Although the Company believes that the Developed Software and other software used in its operations does not infringe upon the rights of others, there can be no assurance that the Developed Software or such other software does not and will not infringe upon the patents or intellectual property rights of others. See ''Legal Proceedings'' and " Risk Factors"-Litigation.

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

     The Company believes that product recognition is an important competitive factor and promotes the CoinBank name in connection with its marketing activities. The Company received United States trademark registration for the "CoinBank" name in September 1997. Although the Company is not aware of any claims of infringement or other challenges to the Company's rights to use this trademark, there can be no assurance that the Company's marks do not or will not infringe upon the proprietary rights of others or that the Company's marks would be upheld if challenged.


Employees
---------

     As of May 31, 1999, the Company employed 53 employees and contractors on a full-time basis, of which 20 were engaged in coin and currency processing, 5 were engaged in technical operations, support and repairs at the Company's facility, 7 were engaged in customer service and sales, 9 were engaged in accounting and administration and 12 were engaged in R&D and engineering. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

Initial Public Offering
-----------------------

     On July 9, 1998, the Company's registration statement for its initial public offering was declared effective. The offering consisted of 1,485,000 shares of the Company's Common Stock with an initial offering price of $7.00 per share. Starr Securities, Inc. and Gunn Allen Financial, Inc. acted as underwriter for the Company's initial public offering. Simultaneously with its public offering, the Company became a reporting Company under the Securities and Exchange Act of 1934. The Company received gross proceeds of $10,395,000 (without deduction for commission and expenses) from the initial public offering and net proceeds of $8,467,880. On August 18, 1998, the underwriters exercised their over-allotment option and purchased an additional 172,750 shares from the Company, the result of which the Company received gross proceeds (without deduction for commission and expenses) of $1,209,250 and net proceeds of $1,010,446. The proceeds from these activities have been used by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Risk Factors
------------

     Limited Operating History; Significant and Continuing Losses. The Company opened its coin processing facility in May 1994 and commenced installations of CoinBank machines at a limited number of bank branches in December 1995. As of August 10, 1999, the Company has 61 CoinBank machines (including Europe) installed. Additionally, the Company is continuing to develop its ATM-X machines with the EMMA technology and has not had any commercial activity from such machines. Accordingly, the Company has a limited operating history upon which an evaluation of the Company's performance and prospects can be made. The Company is subject to numerous risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business. In the last two years, the Company has incurred significant losses, including net losses of $5,711,964 and $2,727,145, respectively, for its fiscal years ended May 31, 1999 and 1998. At May 31, 1999, the Company had stockholders Eequity of $435,494 and an accumulated deficit of $11,288,173. The Company will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with both the development of its EMMA System and the commercialization of CoinBank machines (including, without limitation, salaries of executive, technical, marketing and other personnel), the Company anticipates that it will continue to incur significant and increasing losses for the foreseeable future until such time, if ever, as the Company is able to generate sufficient revenues to finance its operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements."

     Potential Adverse Effect of Low Margins on Future Operating Results.   The
Company's cash-processing activities require high-volumes of cash, and is a low-margin business. Therefore, the impact of possible future adverse events, including inability to gain market acceptance, unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for coin processing services or other unforeseen circumstances could have a material adverse effect on the Company's future operating results. There can be no assurance that the Company will be able to successfully implement its business strategy or achieve profitable operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Working Capital Deficit; Significant Capital Requirements. At May 31, 1999, the Company had a working capital deficit of $392,219. The Company's capital requirements have been and will continue to be significant, and its cash requirements have exceeded cash flow from operations since inception. As a result, the Company was substantially dependent on the proceeds of its initial public offering in July 1998, and earlier private placements of its debt and equity securities to satisfy its working capital requirements. The Company will be dependent upon the proceeds of future Private Placement Offerings or other public offerings to fund development of the ATM-X machine and EMMA technology, its short-term working capital requirements, fund certain marketing activities and to continue implementing its expansion strategy. The Company believes, based on current proposed plans and assumptions relating to its operations, that future private placements or other public offerings, together with anticipated revenues from operations, will be needed to fund the Company's operations and working capital requirements over the next 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements." Need for Substantial Additional Financing; No Assurance of Additional Personal Guarantees of Corporate Debt by Officers. In the event that the Company's plans or assumptions relating to its operations change or prove to be inaccurate, or if the net proceeds of future private placements or other public offerings together with revenues generated from operations prove to be insufficient (due to, among other things, unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for coin processing services, inability to successfully market CoinBank machines, the ATM-X or the EMMA system, or other unforeseen circumstances), the Company could be required to seek other less desirable alternatives. There can be no assurance that additional financing from any source will be available to the Company when needed, on commercially reasonable terms, or at all. To the extent that the Company obtains additional financing through the issuance of additional equity securities, any such issuance may involve substantial dilution to the Company's then-existing stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities, the Company will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed will have a material adverse effect on the Company that could require the Company to significantly curtail or possibly cease its operations. In addition, any additional equity financing may involve substantial dilution to the interests of the Company's then-existing stockholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Certain Transactions" and "Financial Statements."

     Uncertainty of Market Acceptance.   In marketing its services, the Company
is attempting to change the traditional methods, such as in-house processing or bank processing, by which holders dispose of large quantities of loose coin and currency. Demand for and market acceptance of CoinBank and ATM-X machines are subject to a high level of uncertainty. To date the Company has installed and sold only a limited numbers of CoinBank machines. To date no ATM-X machines have been installed for public use and are not yet commercially available. There can be no assurance that the results of the use of CoinBank machine, ATM-X machines or the EMMA system when deployed will be well-received or that prior results will be indicative of future market acceptance of the Company's products or services. Commercial establishments and individuals may elect to utilize other methods, which they believe to be less costly or possess other advantages over CoinBank and ATM-X machines or EMMA system. Achieving market acceptance will require substantial marketing efforts and the expenditure of a significant amount of funds.

     Demand for and market acceptance of the Company's coin and currency processing services are also subject to a high level of uncertainty. Commercial establishments and individuals may elect to utilize other methods which they believe to be less costly or possess other advantages over the Company's coin and currency processing services, including establishing their own coin counting and processing operations, or otherwise refraining from seeking to dispose of excess coin. Achieving market acceptance for the Company's coin processing services will also require the expenditure of significant funds to inform businesses of the perceived benefits and cost advantages of the Company's coin processing services over traditional coin processing methods. See "Business-- Market Overview" and "Business--CoinBank Machines."

     Limited Marketing Capabilities.   Since inception, the Company has
conducted only limited marketing activities and currently has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company utilized a portion of the proceeds from its Initial Public Offering to expand marketing and promotion of ATM-X, EMMA system and CoinBank machines as well as the Company's coin and currency processing services. The Company's marketing plans may be subject to change as a result of a number of factors, including changes in market conditions, the nature of the marketing requested or provided by the establishments where ATM-X and CoinBank machines are installed in the future and other factors. There can be no assurance that the Company's efforts will result in significant initial or continued market acceptance, that emerging markets for ATM-X, EMMA system and CoinBank machines, and the Company's coin and currency processing services will not be limited, or that the Company will succeed in positioning ATM-X and EMMA system as a preferred method of financial transaction. See "Business--Marketing."

     Security Risks; Potential Uninsured Losses.   The Company's coin-processing
operations are substantially dependent upon maintaining the security of the inventories of coin and currency transported to the Company's coin processing facility and held on the Company's premises. Although the Company believes that it has in place adequate security systems and procedures to safeguard the coin and currency processed at its coin processing facility, there can be no assurance that the Company's systems and procedures will be sufficient to ensure against theft, embezzlement or other losses. The Company has insurance for off-site theft of coin from and damages to its CoinBank machines. This policy is for an aggregate amount of $100,000, the Company also maintains insurance against losses, including those due to theft or embezzlement by independent contractors or the Company's employees, up to an aggregate amount of $5,000,000. However, there can be no assurance that such insurance will provide the Company with an adequate level of coverage in the event of any loss, or that it can be renewed or increased in the future as needed, on commercially reasonable terms or at all. Moreover, the Company may experience an unanticipated loss not covered by such insurance. Partially or completely uninsured losses, if of sufficient magnitude, could have a material adverse effect on the Company's business and results of operations. See "Business--Security."

     Technological Factors; Uncertainty of Product Development.   As of August
1, 1999, the Company had a total of 58 CoinBank machines installed at locations in California and New England. Although the CoinBank machines have performed reliably to date at their current installations, there can be no assurance that, upon widespread commercial use, CoinBank machines will satisfactorily perform all of the intended functions or that it will prove reliable in extensive utilization. Software and other technologies that are incorporated into CoinBank machines are complex and may contain errors, which will only become apparent subsequent to widespread commercial use. Remedying such errors could require the expenditure of a substantial amount of money and could also result in significant delays in installing additional CoinBank machines or result in periods in which previously installed CoinBank machines are inoperative, any of which could have a material adverse effect on the Company. The Company anticipates that it will continue to seek to upgrade and enhance both the hardware and software components of CoinBank machines. Such upgrading and enhancement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems that could result in material delays in product commercialization or significantly increased costs. There can be no assurance that development of enhanced CoinBank machines, if necessary, will be completed successfully, that unanticipated technical or other problems will not occur that would result in increased costs or material delays in development or commercialization of CoinBank machines, or that CoinBank machines will achieve widespread commercial acceptance. There can also be no assurance that the Company's ATM-X or EMMA system will perform satisfactorily all of its intended functions or will prove to be reliable in extensive utilization. See "Business-- Product Development."

     Dependence on Independent Contractors.   The Company has been and will
continue to be substantially dependent on arrangements with one or more independent contractors for the installation and servicing of CoinBank machines and the collection and delivery of collected coins from CoinBank machines to the Company's processing facility. The Company currently utilizes independent contractors to handle servicing and collections from CoinBank machines. The Company is substantially dependent on the ability of the independent contractors it hires to dedicate sufficient personnel to service the Company. There can be no assurance that any contractor that the Company utilizes or may utilize will have sufficient capacity to satisfy the Company's CoinBank machine servicing requirements during any period of sustained demand. The loss of services of independent contractors could disrupt the Company's business. Moreover, failure or delays by independent contractors in collecting from and servicing CoinBank machines could have a material adverse effect on the Company. See "Business-- CoinBank Machine Assembly and Supply."

     Dependence on Third-Party Manufacturers and Third-Party Technology.   The
Company assembles CoinBank machines using components supplied by third-party manufacturers such as GBS. Similarly, the ATM-X machines will be assembled using third party supplied components and EMMA system will rely upon existing financial network for transaction processing. As a result, the Company is dependent on third parties for continued operation. The Company currently purchases most of its requirements of specially designed or modified components from single source suppliers. Although the Company believes that alternative sources for these components are available, failure or delay by any manufacturer in providing components to the Company could result in interruptions in the Company's ability to continue to assemble and install CoinBank machines and have a material adverse effect on the Company's operations. GBS manufactures certain coin counting equipment used in CoinBank machines. Pursuant to licensing and manufacturing services and distribution agreements with GBS, the Company has the exclusive world-wide right (except for sales to certain Austrian financial institutions) to use the technology which is incorporated in the equipment manufactured by this supplier. The present agreements require the Company to make certain minimum purchases of the equipment. Failure to satisfy such minimum purchase requirements could result in the termination of the Company's agreement with such manufacturer, which would likely lead to the termination of the Company's exclusivity with respect to such technology, which could have a material adverse effect on the Company. As discussed elsewhere in this document, the Company has entered into a letter of intent to acquire GBS. See ''Business--Assembly and Supply of CoinBank Machines. Failure of the existing financial network providers to allow access to their network could also have an adverse effect, or cause the company to cease to operate as an EMMA provider." See "Management Discussion and Analysis of Financial Conditions and Results of Operations."

     Limited Customer Base.   For the fiscal year ended May 31, 1999
approximately 65% of the Company's revenue was derived from sales of coin to three customers and currency to one customer, and the Company continues to sell most of the coin and currency it processes to a limited number of entities. The Company generally does not enter into long-term written agreements with any customers with respect to the processing, acquisition or sale of coin and currency and does not anticipate entering into written contracts for coin purchases or sales with future customers. The loss of present or any future significant customers, for any reason, in the absence of significant additional customers or contracts, could have a material adverse effect on the Company's financial condition and results of operations. There can be no assurance that the Company will be able to lessen its dependence on a limited number of customers for a substantial portion of its revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Uncertainty of Proposed Expansion.   To date, the Company has generally
been dependent on processing coins and currency purchased directly from third parties (other than through CoinBank machines) to generate substantially all of its revenues. The Company intends to increase its current level of operations, with an emphasis on marketing ATM-X, EMMA and CoinBank machines. The Company has achieved limited growth to date, and there can be no assurance that the Company will be able to successfully expand its operations. Expansion of the Company's operations will be largely dependent upon the Company's ability to successfully utilize EMMA via existing ATMs, and future ATM-X machines; hire and retain skilled technical, marketing and other personnel; establish and maintain satisfactory relationships with banks and retail businesses; and achieve significant market acceptance for the use of ATM-X machines, EMMA and the Company's coin processing services. There can be no assurance that the Company will be able to successfully implement its business plan or that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in its implementation. The Company's prospects could be adversely affected by a decline in the economic prospects of particular individual or commercial customers or segments of coin-intensive markets, which could result in reduction or deferral of requirements for coin processing services or the use of ATM-X machines and EMMA system by prospective customers. There can be no assurance that the Company will be able to achieve significant market acceptance of ATM-X machines, EMMA or the Company's coin processing services, achieve significant penetration in new geographic markets or successfully expand its operations. See "Business--CoinBank Machines."

     Competition; Technological Obsolescence.   The coin processing industry is
characterized by intense competition and the Company competes primarily with banks (which typically utilize the services of armored car carriers for their coin and currency processing), most of which possess substantially greater financial, personnel, marketing and other resources than the Company. With respect to CoinBank machines, the Company is aware of one other company that offers self-service coin counting and processing services through the use of coin counting machines. To the Company's knowledge, unlike the Company, which has recently focused its efforts on selling CoinBank machines, this competitor focuses its marketing efforts on installing its machines in supermarkets on a free placement basis. This competitor has installed a number of its machines in the Los Angeles area as well as in other areas of the United States, and, in some cases, such installations are near where the Company has installed or may seek to install and/or sell CoinBank machines. There can be no assurance that potential users of CoinBank machines will not prefer to utilize this competitor's machines, whether because of preference or perceived convenience of location or hours of service or otherwise, or that this competitor will not seek to sell its machines. Moreover, there can be no assurance that other companies are not developing or will not seek to develop functionally equivalent products or services for the disposal of large amounts of coins in the future. In addition, the Company's recently developed ATM-X and EMMA will compete with existing automated teller machines and services offered by financial institutions and other companies that provide services similar to those offered by the ATM-X and EMMA. Certain of the current competitors of the Company as well as potential competitors may have substantially greater financial, personnel, marketing and other resources than the Company. In addition, there are many companies in the coin processing industry that have the expertise and resources that may encourage them to develop and market products or services that compete with the Company or that could render the Company's products and services obsolete or less marketable. Moreover, with respect to the marketing of CoinBank machines, potential customers may elect to establish their own facilities for counting and processing coins or utilize other methods which they believe to be less costly or possess other advantages over CoinBank machines and the Company's coin processing services. There can be no assurance that the Company will be able to compete successfully. See "Business-- Competition."

     Potential Adverse Effect of Changing Industry Trends.   Alternatives to the
use of coin and currency, such as checks, credit cards and wire transfer, debit cards, "smart" cards and other forms of electronic currency are increasing. Increasing use of these alternative forms of payment could reduce the frequency of circulation of coin and currency, resulting in decreased need for CoinBank machines and the Company's coin processing services. The market for alternative forms of money transfer is characterized by frequent introduction of new products and services and is subject to changing consumer preferences and economic trends. There can be no assurance that the demand for methods of disposing of coin and currency will not decrease significantly or that other factors, over which the Company will have no control, will not have a material adverse effect on the Company's business and results of operations. See "Business--Competition."

     Geographic Concentration of Business; Changes in Economy.   To date, the
Company's operations have been concentrated primarily in Southern California and the Northeastern U.S.A. The Company's growth prospects will be largely dependent on its ability to achieve greater penetration in these markets as well as significant penetration in new geographic markets. The Company's prospects could be adversely affected by unfavorable general economic conditions, including any downturns in the California or national economies, which could result in an unwillingness by consumers to pay cash processing fees or an increased interest in developing alternative methods of counting and sorting coins, including creating in-house processing facilities. See "Business."

     Risks Relating to International Installations and Sales.   The Company is
seeking to sell and install additional CoinBank machines outside of the United States. In addition, the Company is currently negotiating letters of intent and other arrangements to sell CoinBank machines and related equipment to purchasers in various other countries, including several with developing or emerging economies. To the extent that the Company is able to expand its operations and sales outside of the United States, of which there can be no assurance, it will become subject to the risks associated with international operations and sales, including economic and political instability, currency fluctuations, credit risks, shipping delays, customs duties, export quotas, foreign government regulations and other trade restrictions, any of which could have a significant impact on the Company's ability to operate CoinBank machines effectively outside of the United States or to deliver CoinBank machines overseas to purchasers on a competitive and timely basis. See "Business--Possible International Sales of CoinBank Machines."

     Litigation.   In June 1997, Coinstar, Inc. ("Coinstar"), a competitor of the Company, filed a complaint against the Company's subsidiary, CAS, in the U.S. District Court for the Northern District of California alleging infringement of one of its patents. In June 1997, CAS filed an answer denying the claims of Coinstar and interposed a counterclaim seeking declaratory judgment as to the invalidity and un-enforceability of Coinstar's patent and instituted a third-party complaint against ScanCoin AB for breach of warranty.

     In January 1998, the district court granted CAS's motion for summary judgment of noninfringement of the CBIII CoinBank models having a solid input tray. The Court granted in part and denied in part CAS's motion for summary judgment of noninfringement concerning the earlier CBII model. The Court also denied CoinStar's motion for summary judgment. In October 1998 Coinstar amended its complaint to allege infringement by CAS of newly issued U.S. Patent No. 5,799,767 ("the 767 patent"). CAS has filed a motion for summary judgment of invalidity and non-infringement of the 767 patent. That motion is currently set to be heard on September 29,1999. Although the company believes that Coinstar's amended complaint is without merit, there can be no assurance that the Coinstar litigation will either be settled on terms acceptable to the Company or decided in favor of the Company. Although there can be no assurance, the Company believes that the final outcome of this action will not have a material adverse effect on its financial statements, however if the Company is required to use a portion of its working capital for litigation expenses, it will have less financial resources available to it for other purposes, which could have a material adverse effect on the Company. See "Business--Proprietary Information" and "Legal Proceedings."

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

     Uncertainty of Patent and Trademark Protection.   Although the Company has
recently filed applications with the U.S. Patent Office to obtain a patent on its CoinBank counting and dispensing machine and with respect to its ATM-X and EMMA, there can be no assurance that any patent will be granted, or that if granted, it will afford the Company any meaningful protection. The Company does not currently hold any patents with respect to any software or hardware used in its operations. The Company intends to rely primarily on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of certain software developed by it and used primarily in its coin processing operations (the "Developed Software"). Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the Developed Software. Although the Company believes that its use of the Developed Software and other software used in its operations does not infringe upon the rights of others, there can be no assurance that the Company's use of the Developed Software or such other software does not and will not infringe upon the patents or intellectual property rights of others. In the event of infringement, the Company could, under certain circumstances, be required to obtain a license or modify aspects of the Developed Software or such other software or refrain from using such software. There can be no assurance that the Company will have the necessary financial resources to defend any infringement claim made against it or to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on the Company. Moreover, if the Developed Software or any other software or hardware used in the Company's business is deemed to infringe upon the rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company. The Company received United States trademark registration for the ''CoinBank'' name in September 1997. Although the Company is not aware of any claims of infringement or other challenges to the Company's rights to use this trademark, there can be no assurance that the Company's marks do not or will not infringe upon the proprietary rights of others or that the Company's marks would be upheld if challenged. See "Business--Proprietary Information."

     Potential Damage to CoinBank Machines.   During the test marketing of
CoinBank machines, customers have placed objects other than coins in CoinBank machines, resulting in malfunctions or damage to CoinBank machines. Although the Company has developed methods intended to reduce damage to CoinBank machines, and although CoinBank machines have experienced limited inoperability to date, there can be no assurance that activities of customers will not result in periods of inoperability, causing a material adverse effect on or significant fluctuations in the Company's operating results. See "Business--CoinBank Machines."

     Dependence on Key Personnel; Need for Qualified Management Personnel.   The
success of the Company will be dependent on the efforts of certain key personnel of the Company, including Mr. Korman, its President and Chief Executive Officer. The Company has entered into a three-year employment agreement with Mr. Korman which will require Mr. Korman to devote not less than 40 hours per week of his business time to the business of the Company and provides for an initial annual base salary of $120,000 and base salaries of $150,000 and $180,000 in the second and third years, respectively. The loss of the services of Mr. Korman could have a material adverse effect on the Company's business and prospects. Mr. Korman also participates in other business endeavors, which require a portion of his business time. Although Mr. Korman has advised the Company that his participation in outside business matters should not interfere with his performance of his duties as President and Chief Executive Officer of the Company, there can be no assurance that a conflict of interest will not arise with respect to the allocation of Mr. Korman's time or that such conflict would be resolved in favor of the Company. The success of the Company is also dependent upon its ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on the Company. See "Management."

     Control by Management.   Mr. Korman and Mr. Miller, and their respective
affiliates, beneficially own, in the aggregate, approximately 44.5% of the outstanding Common Stock, as a result, they are and will be in a position to act together to effectively control the Company, elect the Company's directors, cause an increase in the authorized capital or the dissolution, merger or sale of the assets of the Company, and generally direct the affairs of the Company. See "Management" and "Principal Stockholders."

     Limitations of Liability of Directors and Officers.   The Company's
Certificate of Incorporation includes provisions to limit, to the full extent permitted by Delaware law, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors. In addition, the Company's by-laws require the Company to indemnify any director, officer, employee or agent of the Company to the full extent permitted by Delaware law. As a result of such provisions in the Certificate of Incorporation and the by-laws of the Company, stockholders may be unable to recover damages against the directors and officers of the Company for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing directors, officers, employees and agents of the Company for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its stockholders. See "Management--Limitations of Liability and Indemnification."

     Shares Eligible for Future Sale. As of June 1, 1999, the Company had 3,488,665 shares of Common Stock outstanding, of which 1,707,750 shares of Common Stock were freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the "Securities Act"). All of the remaining 1,780,915 shares of Common Stock outstanding were "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act. Pursuant to the provisions of Rule 144, all 1,780,915 of such shares became eligible for sale, pursuant to Rule 144, commencing July 9, 1999, all subject to the agreements set forth below. The holders of the 1,780,915 outstanding shares of Common Stock have agreed not to sell such shares until July 9, 2000 without the prior written consent of the underwriters in the Company's initial public offering. The Company has granted certain demand and "piggy-back" registration rights to the holders of 450,000 shares of Common Stock and an option and warrants to acquire approximately an additional 425,000 additional shares of Common Stock and to the underwriters with respect to the securities issuable upon exercise of the underwriters' warrants. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or even the availability of such shares for sale will have on the market prices prevailing from time to time. The possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect the prevailing market price for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities. See "Shares Eligible for Future Sale" and "Underwriting."

     No Assurance of Public Market; Arbitrary Determination of Offering Prices; Possible Volatility of Market Price of Common Stock; Underwriters' Potential Influence on the Market. Prior to its initial public offering completed in July 1999, there was no public trading market for the Company's Common Stock. There can be no assurance that a regular trading market for the Common Stock will be sustained. Moreover, the initial public offering price of the Common Stock was determined by negotiations between the Company and the underwriters and, as such, was arbitrary in that it does not necessarily bear any relationship to the assets, book value or potential earnings of the Company or any other recognized criteria of value and may not be indicative of the price that may prevail in the public market. The market price of the Company's Common Stock may be highly volatile, as has been the case with the securities of other emerging companies. Factors such as the Company's operating results, announcements by the Company or its competitors and various economic factors in those areas where the Company conducts its business generally may have a significant impact on the market price of the Company's securities. In addition, in recent years, the stock market has experienced a high level of price and volume volatility and market prices for the stock of many companies have experienced wide price fluctuations, which have not necessarily been related to the operating performance of such companies. Although they have no obligation to do so, the underwriters currently make a market in the Common Stock and may otherwise effect transactions in the Common Stock. If the underwriters continue to make a market in the Common Stock, such activities may exert a dominating influence on the market and such activity may be discontinued at any time. The prices and liquidity of the Common Stock may be significantly affected to the extent, if any, that the underwriters participate in such market. See "Underwriting."

Possible De-listing of Securities from Nasdaq System; Risks Relating to Low
Priced "Penny" Stocks.   The Company's Common Stock is listed on Nasdaq
SmallCap Market (Symbol "CHNG"). In order to continue to be listed on Nasdaq, however, the Company must maintain $2,000,000 in net tangible assets or a market capitalization of at least $35,000,000, or net income of at least $500,000. The failure to meet at least one of these maintenance criteria in the future may result in the de-listing of the Company's Common Stock from Nasdaq, and trading, if any, in the Company's securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

     While the Company's market capitalization as of September 7, 1999 was approximately $41,000,000, which is in excess of the Nasdaq minimum, the Company's net tangible assets were less than $2,000,000. In order to correct this condition by increasing its net tangible assets, and to obtain necessary working capital, the Company has commenced a private offering of securities. Though there can be no assurance, the Company believes that the private offering will be successfully completed. If the offering is not completed and the Company's market value also falls below the minimum $35 million Nasdaq requirement, it is likely that the Company would be required to submit to Nasdaq a plan to bring the Company back into compliance with the maintenance criteria. In such event, there can be no assurance that the plan would be accepted by Nasdaq and that Nasdaq would not remove the Company's Common Stock from listing on the SmallCap Market. See "Management Discussion and Analysis - Liquidity".

     Although the Company anticipates that the Common Stock will be continue to be listed for trading on Nasdaq, if the Common Stock were to become de-listed from trading on Nasdaq and the trading price of the Common Stock were to fall below $5.00 per share on the date the Common Stock was de-listed, trading in such securities would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell their securities of the Company in the secondary market.

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

  In order to raise funds for working capital and development of EMMA, on July 27, 1999 the Company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company is seeking to raise approximately $5,000,000 in gross proceeds. The Company has not engaged any broker dealer as placement agent and the Company's officers and directors are directing the selling efforts. In the event that the Company is assisted by selling agents it intends to pay commissions of 10% to those eligible to receive
them.   The Company is offering up to 52,500 units, each unit comprised of (I)
10 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and
(II) 5 Series A Common Stock Purchase Warrants.    Each share of the Series A
Preferred Stock is convertible into one share of Common Stock. The Series A Warrants are exercisable at $12.00 per share. The securities in the private offering are being sold made in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will.

     Going Concern. The Company's independent certified public accountants included an explanatory paragraph in their report for the year ended May 31, 1999, which indicated a substantial doubt as to the ability of the Company to continue as a going concern. The Company has suffered significant recurring losses from operations and at May 31, 1999 had a working capital deficiency and accumulated deficit. See independent certified public accountant's letter and
Item 6. "Liquidity".

     Year 2000 Compliance. The Company, like most other companies, is faced with the Year 2000 Issue. The Year 2000 issue has developed because some computer programs were written using a two-digit field rather than a four-digit field to define the applicable year. As a result any computer program that affects the Company's activities may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems depending upon the system(s) affected. Potential problems include temporary inability to process transactions, transfer funds, or engage in similar business activities. The potential problems associated with the Year 2000 Issue may cause widespread disruption of business worldwide because of the interdependence on computer and communication systems.

     The Company has completed an initial assessment of potential Year 2000 for its own computer systems and business processes. Based upon this assessment, the Company believes its computer software, hardware, and the embedded technologies will present limited Year 2000 issues. Additionally the Company does not expect that its CoinBank machines will incur any material problems with the Year 2000 change. The Company has not been able to completely evaluate whether the software, hardware and embedded technologies used by the third parties, with whom it conducts business, are Year 2000 compliant. If third parties, particularly those involved in the regulation and administration of the banking systems fail to address Year 2000 Issues then the Company may experience business interruptions, and in a worst case scenario the inability to engage in the normal course of business. The effect of such related difficulties could have a materially adverse impact on the financial condition of the Company. The Company does not believe that any material expenditure will be required to complete its internal assessment regarding this issue.

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


ITEM 2.   DESCRIPTION OF PROPERTY
---------------------------------

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


ITEM 3.   LEGAL PROCEEDINGS
----------------------------

  In June 1997, Coinstar, Inc. ("Coinstar"), a competitor of the Company, filed a complaint against CAS, a subsidiary of the Company, in the U.S. District Court for the Northern District of California alleging infringement of US Patent No. 5,564,546 ("the 546 patent"). In June 1997, CAS filed an answer denying the claims of Coinstar and interposed a counterclaim seeking declaratory judgment as to the invalidity and unenforceability of Coinstar's patent and instituted a third-party complaint against ScanCoin AB for breach of warranty

  In January 1998, the district court granted CAS's motion for summary judgment of noninfringement of the CBIII CoinBank models having a solid input tray. The Court granted in part and denied in part CAS's motion for summary judgment of noninfringement concerning the earlier CBII model. The Court also denied CoinStar's motion for summary judgment. In October 1998 Coinstar amended its complaint to allege infringement by CAS of newly issued U.S. Patent No. 5,799,767 ("the 767 patent"). CAS has filed a motion for summary judgment of invalidity and non-infringement of the 767 patent. That motion is currently set to be heard on September 29,1999. Although the company believes that Coinstar's amended complaint is without merit, there can be no assurance that the Coinstar litigation will either be settled on terms acceptable to the Company or decided in favor of the Company. The Company believes that the final outcome of this action will not have a material adverse effect on its financial statements. See "Business--Proprietary Information" and "Legal Proceedings."

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     On June 21, 1999 the Company held its Annual Meeting of Shareholders. Of the 3,488,665 shares of Common Stock entitled to vote as of the Record Date of May 12, 1999, 2,917,057 shares were represented either in person or by proxy (83% of the total shares entitled to vote).

     At the Annual Meeting, Shareholders were requested to (I) elect Directors
(II) approve an amendment to the Company's Employee Stock Option Plan and (III) adopt a Non-Executive Director Stock Option Plan.


1. Election of Directors. Six Directors were elected to the Board of Directors to serve until the next Annual Meeting and until successors are elected and duly qualified. The nominees for election were:


Bruce Korman             Richard Miller           Robert B. Fagenson

Robin Richards           Vincent A. Carrino       Edward G. Harshfield

Results of Voting

The Shareholders voted as follows with respect to the election of Directors:

                                   Votes For                Votes Against
                                   ---------                -------------

Bruce Korman                       2,896,813                20,244
Robert Fagenson                    2,896,813                20,244
Richard Miller                     2,896,813                20,244
Vincent Carrino                    2,896,813                20,244
Robin Richards                     2,896,813                20,244
Edward Harshfield                  2,896,813                20,244


2. Adoption of Increase to 1996 Employee Incentive Stock Option Plan. Shareholders were requested to approve an increase in the number of shares to be granted under the plan by 200,000 shares to a total of 775,887 shares.

Results of Voting

The Shareholders adopted the amendment to the 1996 Employee Incentive Stock Option Plan by voting 1,712,594 shares in favor of adoption (94%), 67,240 against adoption and 38,467 abstaining.

3. Adoption of Non-Employee Director Stock Option Plan. Adoption of the Non-Employee Director Plan was sought to compensate non-employee directors of the Company who would not otherwise be eligible under the 1996 Employee Incentive Stock Option Plan. Under the Non-Employee Director Plan, 150,000 shares of Common Stock are reserved for issuance in connection with stock options and other stock purchase awards.

Results of Voting

The Shareholders adopted the Non-Employee Director Plan by voting 1,729,291 in favor of adoption (94%), 71,980 against adoption and 17,030 abstaining.

                                    PART II

ITEM 5.   MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------


  The Company's Common Stock commenced trading on the Nasdaq- SmallCap Market on July 9, 1998. The Company's Common Stock was not traded in any public securities market prior to July 9, 1998.

  The following is the range of closing bid prices for the Common Stock for the periods indicated below:

  Year Ending May 31, 1999              High           Low
                                        ----           ---
     Q1    July 9 - August 31           $ 9.875        $ 7.875
     Q2    September 1 - November 30      8.625          5.250
     Q3    December 1 - February         11.875          7.375
     Q4    March 1 - May 31              13.750         10.125


Dividend Policy
---------------

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------------------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

Overview
--------

  The Company was organized in August 1995, but its coin processing operations were commenced by its now wholly owned subsidiary, National Cash Processors, Inc. ("NCP") in May 1994. The Company acquired NCP in January 1996 from certain affiliates of the Company. The CoinBank portion of the business is conducted through the Company's wholly owned subsidiary CoinBank Automated Systems, Inc., which was incorporated in November 1995.

  The Company currently generates revenues through the purchase of loose United States coin and currency which is acquired in bulk at a small discount from face value and then counted, sorted, wrapped and re-sold primarily to a variety of retail businesses at face value plus a small fee or deposited to the Federal Reserve Bank for credit to the Company's account. The Company also generates revenues through the operation of self-service coin counting and processing machines (CoinBank Machines). The Company's expenses have exceeded net revenues since inception. For the fiscal year ended May 31, 1997 the Company sustained net losses of $1,547,805. For the fiscal year ended May 31, 1998 the Company
sustained net losses of $2,727,145.   The Company incurred a net loss of
$5,711,964 for the year ended May 31, 1999.

  Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as the Company continues to develop its ATM-X platform and EMMA processing system as well as increase its marketing of CoinBank machines. Inasmuch as the Company will continue to have a high level of operating expenses, the Company will continue to be required to make certain up-front expenditures in connection with its proposed CoinBank machine sales effort and development of EMMA transaction processing system. The Company anticipates that losses will continue for the foreseeable future.

  The Company records as revenue the service fee charged for coin and currency processed on behalf of a customer but not purchased by the Company. The Company also records as revenue the service fee charged to persons using CoinBank machines. Gross revenues include the value of coin and currency processed and does not represent revenue under generally accepted accounting principles. See
Note 1 of Notes to Consolidated Financial Statements.

  The Company intends to focus its future efforts on marketing CoinBank machines for sale rather than "free placement". Revenues from CoinBank machine sales have the potential to produce greater short-term profits than revenues generated by the Company's coin and currency processing services or "free placement" self-service coin machines. Although revenues generated from CoinBank machines accounted for only approximately 8% of revenues for the fiscal year ended May 31, 1999, compared to approximately 92% of revenues generated from coin and currency processing, the Company anticipates that the revenues generated from the sale of CoinBank machines will eventually become the larger source of future revenues while processing fee's derived from EMMA transaction processing system will become the primary source of the Company's future revenues.

  The Company was also awarded a contract to count, process and purchase currency for the Los Angeles County Metropolitan Transportation Authority ("LACMTA") for the period from April 1, 1997 to March 31, 1999 for a fee approximately 1% of all currency processed. The Company expects to purchase and process between $35 and $40 million worth of currency on this contract during fiscal 2000. The contract was renewed from April 1, 1999 - September 30, 1999 and based on the original contract may be renewed by the LACMTA for one additional six month periods, through March 31, 2000. The Company records as revenue the service fee charged for the processing of currency processed pursuant to such contracts. From time to time, the Company may submit bids for additional similar contracts. There can be no assurance, however, that it will be awarded any contract for which it submits a bid.

  Results of Operations
  ----------------------


  Fiscal Year Ended May 31, 1999 Compared to Year Ended May 31, 1998

  Gross revenues include the value of the coins and currency processed for the year ended 1999 and amounted to $ 46,381,668 compared to $55,529,942 for Fiscal 1998. The decrease in coin and currency processed was primarily attributable to a decrease in the number of coin processing customers during fiscal 1999. This decrease was a direct result of the Company's planned reduction of certain low margin coin processing customers. As a result of the elimination of these low margin coin processing customers net revenues, as a percentage of gross revenues, for the fiscal 1999, increased to $899,836 or 1.9% of gross revenues compared to $878,852 or 1.6% of gross revenues for fiscal 1998.

  Cost of revenues for the year ended May 31, 1999 was $765,220 or 1.7% of gross revenue compared to $509,443, or 0.9% of gross revenue in fiscal 1998. The increase in direct costs was primarily the result of the increased costs associated with servicing remote CoinBank installations.

  Gross profit for the year ended May 31,1999 was $134,616 or 15% of net revenues, as compared to a gross profit of $369,409 or 42% of net revenues for the year ended May 31, 1998. The decrease in gross profit was primarily attributable to the increased direct costs associated with the operation of CoinBank Automated Systems. Additionally National Cash Processing experienced a decrease in the volume of MTA currency plus the loss of a large coin processing customer.

  Selling, general and administrative expenses for the year ended May 31, 1999 increased to $5,027,693 compared to expenses of $2,342,610 for the fiscal 1998. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase in selling, general and administrative expenses were attributable to the increase in administrative & marketing personnel and promotion as the Company has expanded its operations and customer base. Selling, general and administrative expenses also increased as a direct result of an increase in systems development personnel and activities associated with the development of the EMMA transaction processing system. The Company also recorded a charge on the assets held for sale, a result of changing CoinBank machines from "free placement" units to for-sale units.

  Net interest expense for the fiscal years 1999 and 1998 was $516,948 and $499,840 respectively. The modest increase in interest expense was due to a one-time bridge financing expense of $80,000.

  Depreciation and amortization expenses increased to $299,255 during fiscal 1999 from $251,090 in fiscal 1998. The increase was primarily attributable to increase in the depreciable value of CoinBank machines, during the period.

  As a result of the foregoing, net losses for the years ended May 31, 1999 and 1998 were $5,711,964 and $2,727,145, respectively.

Fiscal Year Ended May 31, 1998 Compared to Year Ended May 31, 1997

  Gross revenues include the value of the coins and currency processed for the year ended May 31, 1998 and amounted to $55,529,942 compared to $19,544,001 for the comparable 1997 period. The increase in coin and currency processed was primarily attributable to the Company's contract with the LACMTA, and to a lesser extent, increased value of coin received from CoinBank machines as well as an increased number of customers for cash processing and sales during the 1997 period. This increase was a direct result of increased marketing activity conducted by the Company in the fiscal year ended May 31, 1998. As a result of the foregoing, net revenues as a percentage of gross revenues for the fiscal year ended May 31, 1998 increased 1.6% to $878,852 compared to an increase of 1.4% of $273,822 for the comparable 1997 period.

  Cost of revenues for the year ended May 31, 1998 was $509,443, or 0.9% of gross revenue compared to $276,173 or 1.4% of gross revenue in the comparable 1997 period, reflecting primarily an increase in coin and currency purchased for processing and certain associated labor costs.

  Gross profit for the year ended May 31, 1998 was $369,409 or 42% of net revenues, as compared to a gross profit of $(2,351) or (0.9%) of net revenues for the year ended May 31, 1997. The increase in gross profit was attributable to higher volume covering fixed costs.

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

  Interest expense, net for the years ended May 31, 1998 and May 31, 1997 was $499,840 and $228,831 respectively. The increase in interest expense was due to a higher level of outstanding indebtedness associated with equipment acquired during the 1997 period.

  Depreciation and amortization expenses increased to $251,090 from $105,721. These increases were attributable to increases in outstanding indebtedness and in the depreciable value of additional Company's assets, primarily CoinBank machines, during the 1997 period.

  As a result of the foregoing, net losses for the years ended May 31, 1998 and 1997 were $2,727,145 and $1,547,805, respectively.


Liquidity and Capital Resources
--------------------------------

  The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At May 31, 1999, the Company had a working capital deficit of $392,219 and unrestricted cash and cash equivalents of $1,028,586 compared to a working capital deficit of $4,070,915 and unrestricted cash and cash equivalents of $210,723 at May 31, 1998. Since inception, the Company has satisfied its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, borrowing under a line of credit, and loans from stockholders and an affiliate of a previous executive officer of the Company.

  Net cash used in operating activities was $5,285,060 for the year ended
May 31, 1999, as compared to net cash used in operating activities of $1,453,743 for the year ended May 31, 1998. The increase in net cash used in operating activities during fiscal 1999 was primarily the result of the Company's expanded operations (and increased operating losses), increase in accounts receivable, increased coin and currency inventories plus a decrease in accounts payable.

  Net cash used in investing activities was $787,522 for the fiscal year ended May 31, 1999, as compared to $1,671,419 for the fiscal year ended May 31, 1998. The decrease in net cash used in investing activities was attributable to a decrease in purchases of equipment.

  Net cash provided by financing activities for the year ended May 31, 1999 was $6,890,445, as compared to $2,872,280 for the year ended May 31, 1998. The increase in net cash provided by financing activities was primarily attributable to Initial Public Offering plus the exercise of the over allotment option. Sales of proceeds from issuance of common stock netted nearly $9.5 million.

  The Company entered into a credit agreement with GE Capital Corporation (the "Lender") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes as of February 28, 1998. Amounts drawn under the line of credit are secured by certain Company's assets. Amounts borrowed under this line bear interest at approximately 9.0% per annum, payable over a period of 60 months, subject to certain pre-payment penalties. The Company is required to make monthly payments of principal and interest on this line of credit, currently approximately $120,000.

  In July 1998, the Company completed an initial public offering of 1,485,000 shares. Net proceeds to the Company were $8,467,880 after deducting offering-related expenses of $1,927,120. The Company used a portion of the proceeds to repay outstanding indebtedness of $2,178,000. The majority of the remaining proceeds were used in the development of new products and upgrades, expansion of the Company's sales and marketing efforts and general working capital.

  On August 18, 1998, the Company sold 172,750 shares of common stock, in connection with the partial exercise of the underwriter's over-allotment option, at a price of $7.00 per share for gross proceeds of $1,209,250. Net of underwriting commissions and the expenses, the Company received net proceeds of $1,010,446.

   During fiscal 1999, the Company used approximately $3.0 million for the repayment of notes and loans. Approximately $835,000 was used for marketing and advertising. Approximately $725,000 was used to purchase CoinBank machines and miscellaneous equipment. Approximately $960,000 was spent for research & development, networks and related equipment. Approximately $440,000 was spent for European operations. The remainder of the funds have been used for working capital and operational expenses. The Company had approximately $750,000 remaining as of May 31, 1999.

  The Company intents to offer an equity private placement to institutional Investors for approximately $5,000,000 through the issuance of convertible preferred stocks. There can be no assurance that this second phase of financing will be completed.

  In order to raise funds for working capital and development of EMMA, on July 27, 1999 the Company has commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company is seeking to raise approximately $5,000,000 in gross proceeds. The Company has not engaged any broker dealer as placement agent and the Company's officers and directors are directing the selling efforts. In the event that the Company is assisted by selling agents it intends to pay commissions of 10% to those eligible to receive
them.   The Company is offering up to 52,500 units, each unit comprised of (I)
10 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and
(II) 5 Series A Common Stock Purchase Warrants.    Each share of the Series A
Preferred Stock is convertible into one share of Common Stock. The Series A Warrants are exercisable at $12.00 per share. The securities in the private offering are being sold made in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. The securities may not be transferred or resold except pursuant to registration under the Securities Act or an exemption therefrom. There are no assurances that the foregoing transaction will be completed.

  Based on the Company's current proposed plans and assumptions, the Company anticipates that the net proceeds of its private offering, if successful, will be sufficient to satisfy its contemplated cash requirements for approximately 8 to 12 months. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for its services or otherwise), the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of additional financing. Consequently, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Going Concern
-------------

  The Company's independent certified public accountants included an explanatory paragraph in their report for the year ended May 31, 1999, which indicated a substantial doubt as to the ability of the Company to continue as a going concern. The Company has suffered significant recurring losses from operations and at May 31, 1999 had a working capital deficiency. See independent certified public accountant's letter and Item 6. "Liquidity".


Year 2000
----------

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

  The Company has completed an initial assessment of potential Year 2000 for its own computer systems and business processes. Based upon this assessment, the Company believes its computer software, hardware, and the embedded technologies will present limited Year 2000 issues. Additionally the Company does not expect that its CoinBank 7 machines will incur any material problems with the Year 2000 change. The Company has not been able to completely evaluate whether the software, hardware and embedded technologies used by the third parties, with whom it conducts business, are Year 2000 compliant. If third parties, particularly those involved in the regulation and administration of the banking systems fail to address Year 2000 Issues then the Company may experience business interruptions, and in a worst case scenario the inability to engage in the normal course of business. The effect of such related difficulties could have a materially adverse impact on the financial condition of the Company. The Company does not believe that any material expenditure will be required to complete its internal assessment regarding this issue.

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

New Accounting Standards

  Statements of Financial Accounting Standards No. 130, ''Reporting Comprehensive Income'' (SFAS No. 130) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. There was no effect on the Company's financial position or results of operations from the adoption of this statement.

  Statements of Financial Accounting Standards No. 131, ''Disclosure about Segments of an Enterprise and Related Information'' (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operation segments in complete sets of financial statements of the enterprise and in condense financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The adoption of SFAS No. 131 had no material effect, on the Company's results of operations.

  Statement of Financial Standards No. 133 ''Accounting for Derivative Instruments and Hedging Activities'' (SFAS No. 133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 1999. The new standard provides for standardized accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The guidance applies to all entities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Fair value measurements are based on the guidance contained in SFAS 107, Disclosures about Fair Value of Financial Instruments. The Company does not expect adoption of SFAS No. 133 to have a material effect on its results of operations.

ITEM 7. FINANCIAL STATEMENTS
----------------------------



                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Cash Technologies, Inc.
Los Angeles, California:

  We have audited the accompanying consolidated balance sheets of Cash Technologies, Inc. and subsidiaries (The "Company") as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the financial statements, the Company has suffered significant recurring losses from operations and at May 31, 1999, had an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(a). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                           /s/   BDO Seidman, LLP

Los Angeles, California
September 1, 1999

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   May 31,
                                                                         --------------------------
                                                                             1998          1999
                                                                         ------------  ------------

                         ASSETS (NOTE 4)
----------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 1 (g)).............................. $   210,723    $   1,028,586
  Cash--restricted (Note 1 (h)).......................................      41,973        44,610461
  Accounts receivable (Note 1(r)).....................................      40,398          136,277
  Coin and currency inventories (Note 1 (i))..........................      79,785          201,555
  Prepaid expenses and other current assets...........................      58,298            9,256
                                                                         ---------       ----------
     Total current assets.............................................     431,177        1,420,284
COINBANK MACHINES HELD FOR SALE (Note 1 (j))..........................          --        1,577,065
PROPERTY AND EQUIPMENT, Net (Notes 1 ( j, k), 1 (l), 1 (p, 2 and 3)...   2,639,630        1,393,689
OTHER ASSETS..........................................................     260,441           56,682
                                                                         ---------       ----------
                                                                       $ 3,331,248    $   4,447,720
                                                                         =========       ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
------------------------------------------------------

CURRENT LIABILITIES:
  Current maturity of notes payable (Note 3).........................  $ 1,273,629    $   1,172,732
  Current maturity of capitalized lease obligations (Note 7)..........      86,041           42,563
  Current maturity of due to stockholders (Note 4)....................   2,349,205               --
  Accounts payable (Note 1(q))........................................     559,811          208,620
  Accrued expenses and other current liabilities......................     233,406          388,588
                                                                         ---------       ----------
     Total current liabilities........................................   4,502,092        1,812,503
NOTES PAYABLE, Less current maturity (Note 3).........................   3,859,567        2,564,723
CAPITALIZED LEASE OBLIGATIONS, Less current maturity (Note 7).........      19,238               --
DUE TO STOCKHOLDERS, Less current maturity (Note 4)...............          58,325               --
COMMITMENTS AND CONTINGENCIES (Notes 4 and 7).........................
STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 6, 8, and 9):
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none
    outstanding.......................................................          --               --
  Common stock, $.01 par value; 20,000,000 shares authorized;
    1,700,000 and 3,488,665 shares issued and outstanding.............      17,000          34,8787
  Additional paid-in capital..........................................     451,235       11,323,780
  Accumulated deficit.................................................  (5,576,209)     (11,288,173)
                                                                        -----------      ----------
     Total stockholders' equity (deficiency)..........................  (5,107,974)          70,494
                                                                        -----------      ----------
                                                                       $ 3,331,248    $   4,447,720
                                                                        ===========      ==========

                See notes to consolidated financial statements.

                   CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Years Ended May 31,
                                                                              ----------------------------
                                                                                  1998            1999
                                                                              -----------     ------------
Gross revenues* (Note 1 (e))...............................................   $55,529,942     $ 46,381,668
                                                                              ===========     ============
Net revenues (Note 1(c) and 1 (d)).........................................   $   878,852     $    899,836
Cost of revenues...........................................................       509,443          765,220
                                                                              -----------     ------------
Gross profit...............................................................       369,409          134,616
Selling, general and administrative expenses (Note 1 (j)...................     2,342,610        5,027,693
Depreciation and amortization expenses (Note 1 (k) and) 2).................       251,090          299,255
                                                                              -----------     ------------
Operating loss.............................................................    (2,224,291)      (5,192,332)
Interest expense, net (Notes 3 and 4)......................................      (499,840)        (516,948)
                                                                              -----------     ------------
Loss before income taxes...................................................    (2,724,131)      (5,709,280)
Income taxes (Notes 1 (l) and 5)...........................................         3,014          2,61784
                                                                              -----------     ------------
Net loss...................................................................   $(2,727,145)      (5,711,964)
                                                                              -----------     ------------
Basic and diluted net loss per common share (Note 1 (n))...................   $     (l.60)           (1.74)
                                                                              -----------     ------------
Weighted averages shares outstanding (Note 1 (n))..........................     1,700,000        3,288,871
                                                                              ===========     ============

--------------
* Gross revenues include the value of coin and currency processed and does not represent revenue under generally accepted accounting principles. (Note 1 (e))

                See notes to consolidated financial statements

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                       Years ended May 31, 1998 and 1999

                                                                  Additional                            Total
                                                                --------------                   --------------------
                                                                   Paid-in        Accumulated       Stockholder's
                                                                --------------  ---------------  --------------------
                                             Common Stock          Capital          Deficit       Equity (Deficiency)
                                         ---------------------  --------------  ---------------  --------------------
                                           Shares     Amount
                                         ----------  ---------
BALANCE, June 1, 1997  .................  1,700,000     17,000         451,235   $  (2,849,064)    $   (2,380,829)
     Net loss  .........................         --         --              --      (2,727,145)        (2,727,145)
                                          ---------    -------  --------------  ---------------    --------------
BALANCE, MAY 31, 1998  .................  1,700,000     17,000         451,235      (5,576,209)    $   (5,107,974)
IPO Common Stock and Warrants Issued
          (Note 9)  ....................  1,788,665     17,887      10,872,545              --         10,890,432
     Net loss  .........................         --         --              --      (5,711,964)        (5,711,964)
                                          ---------    -------  --------------  ---------------    --------------
BALANCE, MAY 31, 1999  .................  3,488,665    $34,887     $11,323,780   $  11,288,173)    $       70,494
                                          =========    =======  ==============  ===============    ==============


                See notes to consolidated financial statements

                   CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase(Decrease) in Cash and Cash Equivalent                                       Years Ended May 31,
                                                                                  ---------------------------
                                                                                     1998           1999
                                                                                  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.....................................................................   $(2,727,145)  $  (15,711,964)
  Reconciliation of net loss to net cash used in operating activities:
     Depreciation and amortization.............................................       251,090          299,255
     Accrued interest on stockholders loans....................................       160,272               --
     Impairment of CoinBank Machines held for sale...................                      --          155,017
     Gain on sale of asset............................................                     --             (511)
  Changes in operating assets (liabilities):
     Accounts receivable.......................................................       360,834          (95,879)
     Inventories...............................................................        87,716         (121,770)
     Prepaid expenses and other current assets.................................         4,407           49,042
     Other assets..............................................................            --          337,759
     Accounts payable.................................................                239,476         (351,191)
     Accrued expenses and other current liabilities............................       169,607          155,182
                                                                                  -----------   --------------
        Net cash used in operating activities..................................    (1,453,743)      (5,285,060)
                                                                                  -----------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...........................................    (1,669,818)        (784,885)
  Cash--restricted (Note 1 (h))................................................        (1,601)          (2,637)
                                                                                  -----------   --------------
        Net cash used in investing activities..................................    (1,671,419)        (787,522)
                                                                                  -----------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable..................................................     3,735,000               --
  Payments on notes payable....................................................      (574,507)        (250,000)
  Borrowings from stockholders.................................................            --               --
  Payments on borrowings from stockholders.....................................       (54,167)        (995,424)
  Payment on capitalized lease obligations................................            (79,809)         (62,716)
  Repayment on long-term debt.............................................                 --       (1,145,741)
  Deferred financing costs.....................................................      (154,237)        (134,000)
  Issuance of common stock and warrants........................................            --        9,487,326
                                                                                  -----------   --------------
        Net cash provided by financing activities..............................     2,872,280        6,890,445
                                                                                  -----------   --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........................      (252,882)         817,863
CASH AND CASH EQUIVALENTS:
  Beginning of period..........................................................       463,605          210,723
                                                                                  -----------   --------------
  End of period (Note 1 (g))...................................................   $   210,723   $    1,028,586
                                                                                  ===========   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
 Cash paid for:
  Income taxes.................................................................   $    14,611   $       16,968
  Interest.....................................................................   $   314,240   $      516,948
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION--
  The Company issued shares of common stock as consideration for loans
due to stockholders.........................................................      $        --   $    1,412,106
  The Company transferred certain assets from Property and Equipment to
CoinBank machine held for sale...........................................         $        --   $    1,557,065

                See notes to consolidated financial statements.

                   CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

     (a) "Going Concern"--The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from operations and has used significant amounts of cash for operations during the last three years. As of May 31, 1999, the Company has both a working capital deficiency and accumulated deficit. Operating losses and cash flow deficiencies have continued throughout 1999.

     In view of the above, there is significant doubt about the Company's ability to continue as a going concern. The recoverability of recorded assets and satisfaction of the liabilities is dependent on the continued operations of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis as well as to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities.

     Management is taking certain steps to obtain additional equity financing to finace its operations and will continue to monitor its short term cash flow needs. See Item 6. Liquidity and Capital Resources (private offering).

     Management estimates that the the proceeds contemplated by a future private placement, which is currently in process, will be sufficient to fund the Company's operations through the third Quarter of fiscal 2000. The Company also plans to increase revenues through transaction processing, sales of Coinbank machines and reduce costs as deemed necessary in order to improve overall cash flow. However, an additional capital infusion or additional sources of financing may still be required for the Company to meet its obligations. While the Company believes that its plan will be successful, no assurances can be given that the Company will be success successful and that the Company will continue as a going concern.

   (b) Basis of Consolidation--The accompanying consolidated financial statements include the accounts of Cash Technologies, Inc. ("CTI"), a Delaware corporation, and its wholly owned subsidiaries, National Cash Processors, Inc. ("NCP"), and CoinBank Automated Systems ("CAS") together the "Company."
CoinBank Automation Handles GmbH, Salzburg, Austria ("CoinBank Europe" or "CBE") was treated as a division of CoinBank Automated Systems during this period and was consolidated into CoinBank Automated Systems. All significant inter-company transactions and accounts have been eliminated in consolidation. CTI was incorporated in August 1995. In January 1996, certain affiliates of the Company exchanged their stock in NCP as part of a combination of entities under common control. CAS was incorporated in November 1995.

   (c) Business--The principal business activity of each entity is as follows:
CTI is a holding company; NCP is a full-service coin-processing entity providing sorting, counting and wrapping functions to coin-intensive businesses; CAS offers self-service coin-counting machines. CBE functions as a European sales office for the Company.

   Approximately 75% of the Company's net revenue was derived from one customer for the year ended May 31, 1999, and 65% of the Company's net revenue was derived from one customer for the year ended May 31, 1998.

   (d) Revenue Recognition--The Company recognizes service fee income when coins and currency are processed. In certain instances, customers will remit funds to the Company in advance of the coin shipments to them. In certain instances, coins are deposited by customers before payment is made by the Company. Included in accounts payable are $66,102 and $179,679 at May 31, 1999 and 1998, representing funds received in advance of coin shipment and deposits/collection of coins received before payment was made to the customer.

  (e) Gross Revenues--Include the value of coin and currency processed and does not represent revenue under generally accepted accounting principles.

  (f) Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

  (g) Cash Equivalents--The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. The Company does not consider restricted cash as, cash and cash equivalents.

  (h) Cash-Restricted--The Company maintains a cash deposit as security toward the daily purchase of currency. The Company does not consider restricted cash as, cash and cash equivalents.

  (i) Inventories--Inventory consists of coins and currency stated at face value.

  (j) CoinBank Machines Held for Sale--The Company has designated certain of its CoinBank machines as being held for sale. CoinBank machines held for sale are recorded at the lower of the cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. Included in Selling, General & Administrative Expense is a $155,017 impairment adjustment for CoinBank machines held for sale.

  (k) Property and Equipment--Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, which ranges from 3 to 7 years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated life of the asset or the remaining term of the lease.

  (l) Impairment of Long-Lived Assets--The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest changes) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

  (m) Income Taxes--The Company files a consolidated federal income tax return and a combined California franchise tax return. Deferred income taxes have been recognized for temporary differences between the financial reporting and income tax bases of assets and liabilities, which are based on the enacted tax rates expected to be in effect when such amounts are expected to be realized or settled. A valuation allowance is established when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred income taxes.

  (n) Employee Stock Option--The Company adopted statement of financial accounting standard No. 123, "Accounting Based Compensation"(SFAS No. 123), as of June 1, 1998, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock option is measured as the excess, if any, of the fair market price of the company's stock at the date of grant over the amount an employee must pay to acquire the stock.

   Also, in accordance with SFAS No. 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date on the value of the award and is recognized over the service period. The value of the stock-based ward is determined using a pricing model whereby compensation cost in excess of the fair value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

  (o) Basic and Diluted Net Loss per Common Share--Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the respective periods. Statement of Financial Accounting Standards No. 128, "Earnings per Share" issued by the FASB is effective for financial statements with fiscal years and interim periods ending after December 15, 1997. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings, such as stock options, warrants or convertible debentures. Stock options and warrants outstanding during the periods presented were not included in diluted earnings per share since their effect would be anti-diluted. The Company had 1,322,330 options and warrants outstanding at May 31, 1999.

  (p) Fair Value of Financial Instruments--Financial instruments consist of accounts receivable and payable, which have a book value approximating the fair value due to their short-term nature; interest rates on long-term debt approximate current interest rates, accordingly the book value approximates fair value and amounts due to stockholders have a fair value that cannot be determined due to the related-party nature of the transactions.

  (q) Concentration of Suppliers--The Company is dependent on third-party manufacturers for the production of the components incorporated into CoinBank machines and currently purchases substantially all of its requirements of specially designed or modified components from single source suppliers. The Company purchases certain of these components pursuant to open purchase orders placed from time to time in the ordinary course of business. Although the Company currently believes that alternative sources for these components are readily available, failure or delay by any manufacturer in providing components to the Company on commercially reasonable terms, or at all, in the absence of readily available alternative sources, could result in interruptions in the Company's ability to continue its assembly and installations of CoinBank machines and have a material adverse effect on the Company's operations.

  (r) Concentration of Credit Risk--Financial instruments that potentially subject the Company to a concentration of credit risk consists primarily of accounts receivable. The receivables are unsecured, and the Company performs ongoing credit evaluations of its customers. At May 31, 1999, the receivable from a major customer was $56,606.

  (s) Research and Development--Approximately $770,000 of cost were incurred in the research and development of new software products and enhancements to existing software products which were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Once technological feasibility is established all software production cost will be capitalized and reported at the lower of unamortized cost or net realizable value until the product is available for general release to customers. Capitalized software cost will be amortized based on current and future expected revenue for each product subject to an annual minimum based on straight-line amortization over the remaining estimated life of the product, not to exceed 5 years. The Company will evaluate the recoverability of all capitalized software cost on a quarterly basis by comparing the net realizable value, determined pursuant to management's estimates of future product cash flows, with the unamortized capitalized software cost balance.

  (t) New Accounting Pronouncements--Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by FASB is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no effect on the financial position or results of operations.

   Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The adoption of SFAS No. 131 did not have an effect, on its results of operations.

   Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 1999. The new standard provides for standardized accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The guidance applies to all entities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Fair value measurements are based on the guidance contained in SFAS 107, Disclosures about Fair Value of Financial Instruments. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its results of operations.

   Statement of Financial Accounting Standards No. 134, " Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale By a Mortgage Banking Enterprise," ("SFAS 134") is effective for financial statements with fiscal year beginning after December 15, 1998. SFAS 134 amends SFAS No. 65. "Accounting for Certain Mortgage Banking Activities" which establishes accounting and reporting standards for certain activities of mortgage banking enterprises and other enterprises that conduct operations which are substantially similar to the primary operations of a mortgage banking enterprise. The Company does not expect adoption of SFAS 134 to have material effect, if any, on its consolidated financial position or results of operations.

2. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                           1998         1999
                                                                       ------------  -----------
Machinery and equipment..............................................    $2,609,383   $1,562,643
Security systems.....................................................         7,523        7,523
Furniture and fixtures...............................................        15,911       22,519
Vehicles.............................................................        14,415       14,415
Computer equipment...................................................        63,031      148,561
Leasehold improvements...............................................       110,892      117,989
Equipment under capital Lease........................................       289,716      289,716
                                                                         ----------   ----------
  Total Property and Equipment.......................................    $3,110,871   $2,163,366
  Less accumulated depreciation......................................       471,241      769,677
                                                                         ----------   ----------
                                                                         $2,639,630   $1,393,689
                                                                         ==========   ==========

 Included in property and equipment are the following assets held under capital leases:

                                                                           1998         1999
                                                                       ------------  -----------
   Machinery and equipment...........................................      $206,959     $206,970
   Security systems..................................................        35,264       35,264
   Computer equipment................................................        47,482       47,482
                                                                           --------     --------
                                                                            289,705      289,716
   Less accumulated depreciation at May 31, 1998 and 1999............       171,473      215,573
                                                                           --------     --------
                                                                           $118,232     $ 74,143
                                                                           ========     ========

Depreciation expense for the years ended May 31, 1998 and 1999 on assets held under capital leases was $44,100 and $44,100.

                   CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

3.   NOTES PAYABLE

                                                                              1998         1999
                                                                            ----------   ----------
Equipment loans were secured by the personal guarantees of the two
Principal Stockholders of the Company and the Company's equipment. The guarantors were released 90 days after the Company's initial public offering. Interest rates range from 3.88% to 9.25%, with the loans maturing through 2002. Pursuant to a loan and security agreement and related note, as revised (collectively the "Agreement"), with a finance company, the Company borrowed $5,500,000. The Company is required to make monthly payments of principal and interest which is
currently approx. $120,000..............................................    $4,883,196   $3,737,455

Subordinated Note payable to a company with interest payable at 9% per
Annum, repaid during 1999................................................      250,000           --
                                                                            ----------   ----------
                                                                             5,133,196    3,737,455
   Less current portion..................................................    1,273,629    1,172,732
Long term maturity.......................................................   $3,859,567   $2,564,723
                                                                            ==========   ==========

   Maturity of Notes Payable are as follows at May 31, 1999

Year Ending May 31,
-------------------
        2000........................................     $1,172,732
        2001........................................      1,175,512
        2002........................................      1,389,211
                                                         ----------
                                                         $3,737,455
                                                         ==========

                   CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

4.  DUE TO STOCKHOLDERS

     Notes and loans payable to stockholders repaid in 1999, consist of the following:

                                                                                    1998
                                                                                 -----------
Note payable to a partnership, whose principal partner is a stockholder of the
Company..........................................................................  $  530,614

Notes payable secured by the assets of the Company...............................     255,000

Note payable to a stockholder....................................................     258,400

Note payable to lender whose owner is a stockholder of the Company...............     142,102

Note payable to a stockholder....................................................      55,487

Note payable to a stockholder....................................................      37,252

Note payable to a stockholder....................................................      23,992

Note payable to a stockholder....................................................      12,242

Note payable to a stockholder....................................................      59,341

Note payable to a stockholder....................................................     222,312

Note payable to a stockholder....................................................      12,342

Notes payable to stockholders....................................................     748,446

In November 1996, the Company entered into an agreement with a major
Stockholder to purchase all the rights under a software licensing agreement......      50,000
                                                                                  -----------
                                                                                    2,407,530
Less current maturity............................................................   2,349,205
                                                                                  -----------
Long-term maturity...............................................................  $   58,325
                                                                                  ===========

    An officer of the Company, who is an affiliate of a partnership that is a principal stockholder of the Company, borrowed funds amounting to $475,000 (this amount is included in note payable to a partnership of $533,201 at May 31, 1998) in his own name from a bank and loaned it to the Company and had also personally guaranteed $142,772 of capital lease obligations assumed by the Company (Note
7). The loans from stockholders included accrued interest of $368,483 at May 31, 1998. See Note 9--IPO and Related Events regarding repayments and conversions to equity.

                   CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

5.   INCOME TAXES

     As of May 31, 1999, the Company has available federal net operating loss ("NOL") carry-forwards that approximate $10,800,000 and may be applied against future taxable income through 2019. State NOL carry-forward are approximately 50% of federal amounts and expire through 2004. Since management can not determine if it is more likely than not that the deferred tax asset will be realized, a 100% valuation reserve has been set up to entirely offset the deferred tax asset of $4,200,000. The utilization of NOLs may be subject to limitations imposed by the Internal Revenue Code. Temporary differences other than the NOL are not material. The current tax expense is due to payment of state minimum taxes.

6.   STOCK OPTION PLAN AND WARRANTS

     The Company adopted a 1996 stock option plan (the "Option Plan"). A total of 775,887 shares of the Company's common stock have been reserved for issuance under the Option Plan. The Option Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determine the recipients and term of the awards granted.

     In addition to the above mentioned stock options, in July 1998, in conjunction with the Company's initial public offering certain debt holders were granted options/warrants in exchange for note repayments.

     The Company has granted the following options to purchase common stock as of May 31, 1999.

                                            Number of          Weighted Average
                                             Options              Price $/Sh
                                          --------------------------------------
Options Outstanding - June 1, 1997               285,887              $     3.50
Employee Stock Options
----------------------
Granted                                                -                       -
Exercised                                              -                       -

Shareholder Warrants and Options
--------------------------------
Granted                                                -                       -
Exercised                                              -                       -

Option Outstanding - June 1, 1998                 285,887             $     3.50
Employee Stock Options
----------------------
Granted                                           383,143             $     7.06
Exercised                                               -                      -

Shareholder Warrants and Options
--------------------------------
Granted                                           653,300             $     7.46
Exercised                                               -                      -
                                          --------------------------------------
Options Outstanding - May 31, 1999              1,322,330             $     6.49
                                          --------------------------------------


     Stock Based Compensation

     All stock options issued to employees have an exercise price not less than the fair market value of the company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123, the Company's net loss and loss per share for the years ended May 31, 1999 would have been decreased to the pro forma amounts present below:

Net Loss                                                                         1999
--------                                                                     ------------
        As Reported......................................................    $(5,711,964)
        Pro Forma........................................................    $(7,806,292)

Basic and Diluted Loss Per Common Share
---------------------------------------
        As Reported......................................................    $     (1.64)
        Pro Forma........................................................    $     (2.24)


  The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1997-1999, expected life of the option is 5 years, expected volatility of 51%, risk free interest rate of 6% and a 0% dividend yield. The weighted average fair value at the grant date for such options is $6.49 per option.

                                               Outstanding                                         Exercisable
                                            Weighted Average                                     Weighted Average
                                     ---------------------------------                       ------------------------
                                                  Life      Exercise                                       Exercise
 Exercise Price Per share            Shares      (Years)      Price                           Shares        Price
----------------------------------------------------------------------                       ------------------------
           $     3.50                  290,000      4.00    $     3.50                          193,258   $      3.50

           $     6.00                   94,300      4.50    $     6.00                            6,000   $      6.00

           $     6.30                   50,000      4.50    $     6.30                           16,667   $      6.30

           $     7.00                  476,830      4.50    $     7.00                          329,259   $      7.00

           $     8.00                  350,000      4.50    $     8.00                          350,000   $      8.00

           $     8.50                      100      4.50    $     8.50                                -   $      8.50

           $     8.56                   50,000      4.50    $     8.56                                -   $      8.56

           $    10.50                    3,000      4.50    $    10.50                                -   $     10.50

           $    10.75                    8,100      4.75    $    10.75                                -   $     10.75
                                     --------------------------------------------------------------------------------
Total option outstanding             1,322,330              $     6.49                          895,184   $      6.62
                                     --------------------------------------------------------------------------------

                                     --------------------------------------------------------------------------------

  No employee stock options were exercised as of the fiscal year end May 31, 1999.
  No Shareholders warrants/options were exercised as of the fiscal year end May 31, 1999.
  Life (year) is the estimated remainder term of options/warrants.

7.  COMMITMENTS AND CONTINGENCIES

    Operating Agreement and Disputes

    In January 1997, the Company entered into a five-year licensing and manufacturing services agreement with Geld Bearbeitungs Systeme GES.M.B.H., an Austrian corporation ("GBS"), pursuant to which GBS granted the Company the exclusive, perpetual right to use certain technology incorporated in CoinBank machines in North and South America and Asia, provided that the Company purchases a minimum quantity of coin-counting components used in CoinBank machines over the term of the agreement. Failure to satisfy such minimum purchase requirement could result in the termination of the Company's agreement with such manufacturer, which is likely to lead to the termination of the Company's exclusivity with respect to such technology, which could have a material adverse effect on the Company. The agreement also requires GBS to provide information regarding the software, hardware and manufacturing techniques used in the manufacturing of its money processing equipment to the Company in exchange for certain payments. The agreement is subject to early termination in the case of bankruptcy or breach by either party, provided that if the Company has purchased the minimum number of components from GBS, it will continue to be entitled to use, sell and distribute CoinBank machines containing GBS technology. Although the Company believes that alternative sources for components similar to the components to be supplied by GBS are available, failure or delay by GBS to provide components to the Company could result in interruptions in the Company's ability to continue to assemble and install CoinBank machines and have a material adverse effect on the Company's operations.

    In August 1998, the Company entered into a three-year distribution agreement with GBS, subject to successive one-year renewal periods, pursuant to which GBS granted the Company the exclusive right to distribute and sell cash processing equipment in all areas of the world not covered by the January 1997 agreement between GBS and the Company (the "Territory"), except to certain financial institutions in Austria, provided that the Company purchases a minimum number of cash processing machines from GBS over a specified period during the initial three-year term of the April 1997 agreement upon the schedule provided in the agreement. The agreement provides that failure to satisfy such minimum purchase requirement will result in the Company having only a non-exclusive right to distribute the equipment in the Territory. Though the Company believes that the minimum purchase requirement is reasonable and achievable, there can be no assurance that the Company will be able to satisfy such purchase requirements.

    In March 1999, the Company entered into a letter of intent to acquire 51% of the capital stock of the Austrian based manufacturer of coin counting components of the Company's CoinBank machines, Geld Bearbeitungs Systems GES.M.B.H. ("GBS")
(the "Acquisition").   GBS is the largest manufacturer of coin processing
equipment in Austria. The Company and GBS are currently parties to a License and Manufacturing Services Agreement whereby GBS manufactures the Company's CoinBank machines. The Company is the single largest customer of GBS.
Pursuant to the terms of the Letter of Intent, the Company will acquire 51% of GBS' capital stock from the existing shareholders for a combination of cash and Common Stock of the Company. The Letter of Intent states that the principal owners of GBS have agreed to have key employees of GBS enter into employment and non-competition agreement with the Company as a condition to closing of the acquisition. The parties are currently completing their due diligence and financial statements while negotiating the terms of a definitive purchase agreement, as well as side agreements such as the terms of the employment agreements for the key employees. Additionally the Company and GBS are in dispute over certain matters related to the license and manufacturing agreement that has delayed negotiation of the acquisition. There can be no assurance that the transaction will be completed or that the terms of the definitive agreement will be as described above.

    The Company and GBS have recently been in a dispute regarding the 1998 Distribution Agreement. The dispute involves primarily the quantity of machines to be produced by GBS for the European market. The dispute does not affect the Company's North American rights pursuant to the January, 1997 Licensing Agreement. Although the Company believes that these matters will be resolved amicably, there can be no assurance that the dispute can be resolved. The proposed acquisition of GBS may not occur or may be delayed until resolution of these disputes is accomplished.

  In June 1997, Coinstar, Inc. ("Coinstar"), a competitor of the Company, filed a complaint against CAS, a subsidiary of the Company, in the U.S. District Court for the Northern District of California alleging infringement of US Patent No. 5,564,546 ("the 546 patent"). In June 1997, CAS filed an answer denying the claims of Coinstar and interposed a counterclaim seeking declaratory judgment as to the invalidity and unenforceability of Coinstar's patent and instituted a third-party complaint against ScanCoin AB for breach of warranty. Although the Company believes that Coinstar's complaint is without merit, there can be no assurance that the Coinstar litigation will either be settled on terms acceptable to the Company or decided in favor of the Company. An adverse ruling could have a material adverse effect on the Company.

  In January 1998, the district court granted CAS's motion for summary judgment of noninfringement of the CBIII CoinBank models having a solid input tray. The Court granted in part and denied in part CAS's motion for summary judgment of noninfringement concerning the earlier CBII model. The Court also denied CoinStar's motion for summary judgment. In October 1998 Coinstar amended its complaint to allege infringement by CAS of newly issued U.S. Patent No. 5,799,767 ("the 767 patent"). CAS has filed a motion for summary judgment of invalidity and non-infringement of the 767 patent. That motion is currently set to be heard on September 29,1999. Although the company believes that Coinstar's amended complaint is without merit, there can be no assurance that the Coinstar litigation will either be settled on terms acceptable to the Company or decided in favor of the Company. The Company believes that the final outcome of this action will not have a material adverse effect on its financial statements.

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

  Lease Agreements

  On September 12, 1997, the Company entered into a commercial single tenant lease agreement with a related party. The new lease became effective on September 13, 1997 and will expire on September 13, 2002. The annual rent is $67,416. Rent expense is recognized using the effective rent method over the life of the lease. The lease contains rent escalations and certain rent abatements. There is a provision for a 60-month renewal option. The lease requires the payment of costs such as insurance and other operating costs in addition to minimum rentals.

  The Company is committed under non-cancelable facility lease agreements and equipment operating and capital leases as follows:

                             Years Ending
                             ------------
                                May 31                              Capital    Operating
                                ------                              --------   ---------
        2000..................................................       $42,783    $ 89,616
        2001..................................................           493      84,916
        2002..................................................            --      70,316
        2003..................................................            --      16,854
                                                                    --------------------
                                                                     $43,276    $261,702
                                                                    --------------------
        Less interest.........................................           714          --
        Less current maturity.................................        42,076          --
                                                                    --------------------
                                                                     $   486    $261,702
                                                                    ========    ========

Rent expense was $71,971 and $77,224 for the years ended May 31, 1999 and 1998.
Rent expense includes branch offices in Austria and Germany. Obligations are in local currency.

   Stock Options

   Subsequent to May 31, 1999 the Company Committed 30,000 stock options to its four Directors.

   Employment Agreements

   The Company has entered into a three (3) year employment agreement with Mr. Korman effective July 1998 which provides for an initial annual base salary of $120,000, base salaries of $150,000 and $180,000 in the second and third years, respectively, and payment of such bonuses as the Board of Directors determines. Any such bonus will be voted on by the entire Board, including Mr. Korman, unless Mr. Korman or another director chooses to abstain from voting on the matter. Mr. Korman also receives the use of a company automobile. The agreement includes Mr. Korman's covenant not to compete with the Company's business during the term of the Agreement and for a period of one year thereafter. The agreement requires Mr. Korman to devote not less than 40 hours per week of his business time to the business of the Company. Mr. Korman also participates in other business endeavors which require a portion of his business time. Although Mr. Korman has advised the Company that his participation in outside business matters should not interfere with his performance of his duties as President and Chief Executive Officer of the Company, there can be no assurance that a conflict of interest will not arise with respect to the allocation of Mr. Korman's time or that such conflict would be resolved in the Company's favor. The loss of the services of Mr. Korman could have a material adverse effect on the Company's business and prospects.

   Effective January 11, 1999, the Company entered into an employment agreement with Robert M. Gielow, pursuant to which the Company retained Mr. Gielow as its Chief Financial Officer and Secretary. The agreement provides for an initial annual base salary of $175,000 with annual increases and bonuses to be determined by the Board of Directors. Mr. Gielow receives a monthly automobile allowance of $600 per month. Mr. Gielow also received options to purchase 50,000 shares of Common Stock with an exercise price of $8.56 per share, which options vest in one-fourth increments commencing in December 1999. The agreement further provides that Mr. Gielow may receive a severance payment of $150,000.

   The Company has entered into an employment agreement with Christine Dobbings effective January 1, 1998 whereby Ms. Dobbings is employed as Vice President of Marketing and Sales. The agreement terminates in January 2003. Pursuant to the employment agreement, Mrs. Dobbings receives a base salary of $8,533 per month subject to annual increases of 15% per annum. Ms. Dobbings also receives a monthly automobile allowance of $500 per month. In addition, Ms. Dobbings received five-year Common Stock options under the Employee Stock Option Plan to purchase an aggregate of 50,000 shares with exercise prices ranging between
$3.50 and $7.00 per share.  The options vest over a two-year period.   The
agreement further provides that Ms. Dobbings may receive a severance payment equal to the total amount of her previous twelve-month's base salary if she is terminated without cause.

8. COMMON STOCK

   In February 1997, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 20,000,000.


9. INITIAL PUBLIC OFFERING AND RELATED EVENTS

   On July 9, 1998 the Company completed an initial public offering of 1,485,000 shares of its common stock and received net proceeds of $8,467,880 after deducting commissions and expenses of $1,927,120. At the same time, the Company issued 130,915 shares of its common stock and certain officers and stockholders exchanged 161,830 shares of the Company's common stock owned by them in exchange for $1,412,106 of indebtedness to shareholders.

   In August 1998, the Company issued 172,750 shares of common stock in connection with the partial exercise of the over-allotment option. Net proceeds to the Company were $1,010,446 after deducting $198,804 for commissions and expenses.

     The Company granted 669,030 options with prices ranging from $3.50 to $10.75 per shareoptions under the Employee Stock Option Plan to purchase common stock. 227,643 options were granted at $7.00 per share and 285,887 options were granted at $3.50 per share.

     Prior to the initial public offering, the Company had issued various subordinated promissory notes. These notes were repaid with a portion of the net proceeds from the initial public offering of the Company's common stock. In conjunction with liquidation of the notes, the Company issued warrants to purchase 653,300 shares of Common Stock at prices ranging from of $3.50 to $8.00 per share. (Note 6)

10.  SUBSEQUENT EVENT (UN-AUDITED)

     The Company is presently engagaed in discussions with two entities regarding an acquisition of all or part of the Company (including stock and assets transfers). The Board of Directors has not been requested to consider any definitive transaction. No letters of intent have been entered into by the Company. There can be no assurance that any such transactions will be consummated, or that the terms will be favorable to the Company or its shareholders.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

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

  Effective September 29, 1998, the Board of Directors of Cash Technologies, Inc. (the "Company") determined that it would be in the best interests of the Company to retain the services of BDO Seidman, LLP as its independent certified public accountants. BDO Seidman, LLP served as the Company's auditors for the fiscal year ending May 31, 1998. BDO Seidman, LLP continues to serve as the Company outside auditors.

  During the previous two fiscal years and subsequent periods the Company did not consult with BDO Seidman, LLP regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure or accounting principles applicable to any specific transaction.

                                   PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
            -------------------------------------------------


Name                         Age        Position
----                         ---        --------

Bruce R. Korman               40        President, Chief Executive Officer and
                                        Chairman of the Board

Robert M. Gielow              54        Chief Financial Officer/Secretary

S. Christine Dobbings         49        Vice President Marketing

Richard Miller                47        Director/Assistant Secretary

Robin Richards                43        Director

Robert B. Fagenson            50        Director

Vincent A. Carrino            43        Director

Edward G. Harshfield          62        Director

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

     Robert M. Gielow has been the Company's Chief Financial officer since January of 1999 and Secretary of the Company since February of 1999. He served as Vice President and General Manager for the Western Region of ADP's Emerging Business Services Division from July to December of 1998. From 1991 until July of 1998, Mr. Gielow served as Vice President of Finance and later as Acting CFO of Kinko's Inc., which operated approximately 850 domestic and 30 foreign branch offices. While at Kinko's, Mr. Gielow played a key role in the consolidation of 125 independent operating companies into the a billion dollars Kinko's Inc. entity. Mr. Gielow started his career at Xerox Corporation, where he spent 15 years in a variety of financial and administrative assignments.

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

     Richard Miller was Vice President, Secretary, Chief Financial Officer and a Director of the Company since its inception and has served in the same capacities at NCP and as Chief Financial Officer, Secretary and Director at CAS since their respective inceptions. Effective January 11, 1999, Mr. Miller resigned as a Vice President and

Chief Financial Officer and Secretary of the Company and it subsidiaries. Since 1985, Mr. Miller has served as President and Chief Executive Officer of Union Fidelity, a mortgage banking firm which he founded. Mr. Miller is also the President of Lakeview Enterprises, Ltd., a private real estate limited partnership.

     Robin Richards was appointed to the Company's Board of Directors in March of 1999. Mr. Richards serves as the President and Chief Operating Officer of MP3.Com, an Internet music company, positions he has held since January 1999. Prior to joining MP3.Com, Mr. Richards was a President and Chief Executive Officer at Lexi International, a teleservices company from October 1985. Mr. Richards also serves on the Board of Directors of Tickets.Com, Inc. and is the President of The Chase Foundation.

     Robert B. Fagenson has been a director of the Company since August 4, 1998. Mr. Fagenson has, for more than the last five years, been a director and President of Fagenson & Co., Inc., a New York Stock Exchange ("NYSE") specialist firm, and a Vice President and director of Starr Securities, Inc. a registered broker-dealer and member of the NYSE. Mr. Fagenson is also a director and Vice Chairman of the NYSE; a director of Rent-Way, Inc., a company listed on the NYSE; a director of Intrenet, Inc., a company listed on the Nasdaq SmallCap Market; and a director of Hudson Hotel Corporation, a company listed on the Nasdaq National Market. Mr. Fagenson serves as the representative of Starr Securities, Inc., the co-underwriter in the Company's initial public offering.

     Edward Harshfield has been a director of the Company since August 4, 1998. Mr. Harshfield is currently Chairman, Chief Executive Officer and Director of MFN Financial Corporation, a specialty finance company. Mr. Harshfield was Vice Chairman and Director of California Federal Bank from 1997 to 1998 and President, Chief Executive Officer and Director from 1993 until 1997, when the bank was acquired by its current management. From October 1992 to March 1993, Mr. Harshfield served as Chief Executive Officer and Director of First City Texas National Bank and directed its restructure and sale. Mr. Harshfield was President, Chief Executive Office of Household Financial Services from 1984 to 1987, and from 1988 to 1955 Chairman, Chief Executive Officer and General Partner of U.S. Thrift Opportunity Partners, a Merrill Lynch sponsored partnership investing in undercapitalized thrift institutions. Prior to Household, Mr. Harshfield held management positions at Ford Motor Credit, Pepsico and Citicorp/Citibank. He also currently serves as Chairman, Financial Pacific Corp.; Director, California Federal Bank; and Advisory Board Member, Provender Capital Group and Argonaut Private Equity Management, LLC.

     Vincent A. Carrino has been a director of the Company since August 4, 1998. Mr. Carrino founded Brookhaven Capital Management, Inc., an investment management company headquartered in Menlo Park, California in 1986 and has been its President since such time. Mr. Carino serves as a director of Rent Way, Inc., a company listed on the NYSE.

     Pursuant to the terms of the Underwriting Agreement between the Company and Starr Securities, Inc, and Gunn Allen Financial Corp., the underwriters in its initial public offering, the underwriters may appoint a designee as either a member of the Board of Directors or as an advisor to attend all Board Meetings. Mr. Fagenson serves as the nominee of the underwriters.

Compensation of Directors, Committees of the Board and Board Meetings.

     During the fiscal year ended May 31, 1999 the Company did not pay any consideration to Mr. Korman or Mr. Miller for their services as members of the Board. Mr. Korman and Mr. Miller were the only members of the Board of Directors until August 4, 1998 when Messrs. Fagenson, Carrino and Harshfield were appointed to the Board. Mr. Richard was appointed to the Board of Directors on March 16, 1999. Prior to August 4, 1998 the Board of Directors had no committees.

     Compensation of Directors

     Directors do not receive cash compensation for serving on the Board of Directors. The Corporation reimburses Directors who are not employees of the Corporation the costs of attending meetings of the Board of Directors. Directors employed by the Corporation are not entitled to any additional compensation as such. All non-employee directors are eligible to participate in the Non-Executive Director Stock Option Plan which was approved by the Board of Directors in August 1998 and by the Shareholders in June 1999. Under the Non-Executive Director Plan each non-employee director would received 30,000 options upon joining the Board of Directors. The options vest as follows: 10,000 options vest upon the date of joining the Board; 10,000 options vest on the first anniversary date; and 10,000 options vest on the director's second anniversary date. There are no annual grants of options to directors under the Non-Executive Director Plan. See "Non-Executive Director Stock Option Plan".

     Committees of the Board and Board Meeting

     The Board of Directors has established two committees. The Audit Committee is comprised of Robin Richards, Vincent Carrino and Richard Miller. Mr. Richards serves as the Chairman of the Audit Committee. All of the members of the Audit Committee are independent directors of the Company. The audit committees' duties include: (i) reviewing with the Company's independent auditors, the scope and results of any audits; and (II) reviewing with the independent auditors and management, the Company's accounting, financial and operating controls and staff.

     In addition, the Board of Directors has established a Compensation Committee comprised of Messrs. Richards, Harshfield and Fagenson. Mr. Harshfield serves as Chairman of the Compensation Committee. All of the members of the Compensation Committee are independent directors of the Company. The Compensation Committee will administer the Company's Employee Stock Option Plan and negotiate and approve employment agreements between the Company and executive officers of the Company.

     During the fiscal year ended May 31, 19989, meetings of the Board of Directors were held on 4 occasions and the directors took action by unanimous written consent in lieu of a meeting on 3 occasions. Prior to August 1998, Mr. Korman and Mr. Miller were the only directors of the Corporation and there were no committees. Each Director of the Corporation attended all meetings of the Board of Directors held during the period in which he served.

Certain Key Employees

  Willi Muhr, 38, has been Vice President of the Company since August 1996, establishing and managing the Company's European Operations. From June 1993 to March 1996, Mr. Muhr served as Chief Executive Officer of Adcon Telemetry, an international wireless data communications company. From August 1986 to February 1993, Mr. Muhr was a principal in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

  Darryl J. Bergman, 33, has been Director of Technical Development for the Company since January 1997. From January 1991 to December 1996, Mr. Bergman served first as Software Developer and later as Software Project Leader at Harte-Hanks, a leading media and marketing firm, where he had senior responsibility for database applications software development for major accounts including Sony Corporation, Prudential Insurance and Cigna Health Care.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Summary of Cash and Certain Other Compensation

     The following table sets forth certain compensation paid by the Company during the fiscal years ended May 31, 1999 May 31, 1998 and May 31, 1997 to its President and Chief Executive Officer (the "Named Executives"). No other officer had compensation in excess of $100,000 in 1999.

                           Summary Compensation Table

Name and                                                                                  All Other
                                                                                          ---------
Principal Position               Annual Compensation         Long Term Compensation    Compensation
------------------               -------------------         ----------------------    ------------

                             Year      Salary      Bonus    Securities    Options (#)
                             ----      ------      -----    ----------    -----------
                                                            Underlying
                                                            ----------
Bruce Korman                 1999     $ 120,000              119,265
 President and               1998     $       0(1)
  Chief Executive Officer    1997     $       0(1)            80,915 (2)

S. Christine Dobbings        1999     $ 108,700               16,666                     $   6,000 (3)
 Vice President Marketing    1998     $  72,000
                             1997     $  67,500

(1) Mr. Korman waived his salary for the fiscal years ended May 31, 1997 and May 31, 1998.
(2)  Exercise price is $7.00/Share and all of the shares are exercisable.
(3)  Amount represents Company paid allowance for Automobile Allowance.

     The following table discloses information concerning stock options granted in the year ended May 31, 1999 to the Named Executive.

Option Grants in Fiscal Year Ended May 31, 1999


                                       Individual Grants in Last Fiscal Year
                                       -------------------------------------

                                                           Percent of Total
                                                           ----------------
                            Number of Securities            Options Granted       Exercise       Expiration
                            --------------------            ----------------      --------       ----------
                             Underlying Options             to Employees in         Price           Date
                             ------------------             ---------------         -----           ----
Name                             Granted                    Fiscal Year (%)        ($/Sh)
----                             -------                    ---------------        ------
Bruce Korman                       72,444                        10.99 %              3.50           7/9/03
                                   46,821                         7.10 %              7.00           7/9/03

Robert M. Gielow                   50,000                         7.59 %              8.56          1/11/04

Christine Dobbings                 22,000                         3.34 %              3.50           7/9/03
                                   28,000                         4.25 %              7.00           7/9/03

Aggregated Option Exercises And Fiscal Year-End Option Values

     The following table sets forth information concerning the number of options owned by the Named officers and the value of any in-the-money unexercised stock options as of May 31, 1999. No options were exercised by any of the named officers during the fiscal year ended May 31, 1999:

                                       Number of Securities                 Value of Unexercised
                                      Underlying Unexercised               In-the-Money Options at
                                      Options at May 31, 1999                   May 31, 1999(1)

            Name                 Exercisable        Un-exercisable      $Exercisable    $Un-exercisable
Bruce Korman                         80,915                                  616,977
                                     72,444                                  552,386
                                     46,821                                  193,137

Robert M. Gielow                                          50,000                             128,250

Christine Dobbings                    7,333               14,667              55,914         111,836
                                      9,333               18,667              38,499          77,001

(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the Common Stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

Employment Agreements

     The Company has entered into a three (3) year employment agreement with Mr. Korman effective July 1998 which provides for an initial annual base salary of $120,000, base salaries of $150,000 and $180,000 in the second and third years, respectively, and payment of such bonuses as the Board of Directors determines. Any such bonus will be voted on by the entire Board, including Mr. Korman, unless Mr. Korman or another director chooses to abstain from voting on the matter. Mr. Korman also receives the use of a company automobile. The agreement includes Mr. Korman's covenant not to compete with the Company's business during the term of the Agreement and for a period of one year thereafter. The agreement requires Mr. Korman to devote not less than 40 hours per week of his business time to the business of the Company. Mr. Korman also participates in other business endeavors which require a portion of his business time. Although Mr. Korman has advised the Company that his participation in outside business matters should not interfere with his performance of his duties as President and Chief Executive Officer of the Company, there can be no assurance that a conflict of interest will not arise with respect to the allocation of Mr. Korman's time or that such conflict would be resolved in the Company's favor. The loss of the services of Mr. Korman could have a material adverse effect on the Company's business and prospects.

     Effective January 11, 1999, the Company entered into an employment agreement with Robert M. Gielow, pursuant to which the Company retained Mr. Gielow as its Chief Financial Officer and Secretary. The agreement provides for an initial annual base salary of $175,000 with annual increases and bonuses to be determined by the Board of Directors. Mr. Gielow receives a monthly automobile allowance of $600 per month. Mr. Gielow also received options to purchase 50,000 shares of Common Stock with an exercise price of $8.56 per share, which options vest in one-fourth increments commencing in December 1999. The agreement further provides that Mr. Gielow may receive a severance payment of $150,000.

     The Company has entered into an employment agreement with Christine Dobbings effective January 1, 1998 whereby Ms. Dobbings is employed as Vice President of Marketing and Sales. The agreement terminates in

January 2003. Pursuant to the employment agreement, Mrs. Dobbings receives a base salary of $8,533 per month subject to annual increases of 15% per annum. Ms. Dobbings also receives a monthly automobile allowance of $500 per month. In addition, Ms. Dobbings received five-year Common Stock options under the Employee Stock Option Plan to purchase an aggregate of 50,000 shares with exercise prices ranging between $3.50 and $7.00 per share. The options vest over a two-year period. The agreement further provides that Ms. Dobbings may receive a severance payment equal to the total amount of her previous twelve-month's base salary if she is terminated without cause.

Employee Stock Option Plans

     In 1996, Company adopted the 1996 Employee Stock Option Plan (the "Employee Plan"). The purpose of the Employee Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers and consultants of the Company and to promote the success of the Company's business. A reserve of 775,887 shares of the Company's Common Stock had been established for issuance under the Employee Plan. The Employee Plan is currently administered by the Board of Directors. Subject to the Employee Plan, the Board has complete discretion to determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the exercise price of the option, the status of any granted option as either an incentive stock option or a non-qualified option, the vesting schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

     Each option granted under the Employee Plan will have a maximum term of ten years, subject to earlier termination following the optionee's cessation of service with the Company. All options granted to date have a term of five years. The exercise price of incentive stock options and non-qualified stock options granted under the Employee Plan must be at least 100% of the fair market value of the stock subject to the option on the date of grant, respectively (or 110% with respect to incentive options granted to holders of more than 10% of the voting power of the Company's outstanding stock). Such payment may be made in cash, or at the discretion of the Board, in outstanding shares of Common Stock held by the participant, through a full recourse promissory note payable in installments over a period of years or any combination of the foregoing. The Board is submitting for Shareholder approval a proposal to increase the number of shares reserved under the 1996 Plan by 200,000 shares.

     At the Annual Meeting of Shareholders held on June 21, 1999, the Company's shareholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of shares eligible for issuance by 200,000 shares from 557,887 to 775,887 shares. As of June 21, 1999, there were 669,030 options granted under the 1996 Employee Stock Option Plan.

Non-Executive Director Stock Option Plan

     In August 1998 the Board of Directors approved a stock option plan for Non-Employee Directors who are not eligible to participate in the 1996 Employee Plan. The Director Stock Option plan was approved by the Company's shareholders at the Annual Meeting held in June 1999.

     The Director Plan provides each non-executive director with options to purchase 30,000 options upon joining the Board of Directors. The options vest as follows: 10,000 options vest upon joining the Board; 10,000 options vest on the first anniversary date; and 10,000 options vest on the director's second anniversary date. There are no annual grants of options to directors under the Director Plan. Only non-employee directors of the Company are eligible to participate in the Director Plan.

     The Director Plan is intended to attract and retain key personnel whose performance is expected to have a positive effect on the Company's profits and growth potential by encouraging and assisting those persons to acquire equity in the Company. The Board believes that by compensating Directors with stock options the Board will have similar interests to the shareholders of the Company to promote growth and enhanced shareholder value.

     As of May 31, 1999, options to purchase a total of 120,000 shares of the Company's Common Stock have been issued under the Director Plan. Options may be granted under the Director Plan until the year 2008 to (I) non-executive directors as defined and (II) members of any advisory board established by the Company who are not full time employees of the Company or any of its subsidiaries.

     The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Director Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or by a combination of each. The term of each option commences on the date it is granted and, unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. Options granted under the Director Plan are not qualified for incentive stock option treatment.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information as of August 31, 1999, with respect to each Executive Officer and Director, all Directors and Officers as a group and the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Common Stock, the sole class of voting securities.

            Name and Address of              Amount and Nature        Percentage of Shares
          Beneficial Owners (1) (2)         of Beneficial Owner        Beneficially Owned
     Bruce Korman (3)                                  996,657               25.1%

     Richard Miller (4)                                716,657               19.4%

     Robert B. Fagenson (5)                             30,000                 *

     Vincent A. Carrino (5)                             30,000                 *

     Edward G. Harshfield (5)                           30,000                 *

     Robin Richards (5)                                 30,000                 *

     Robert M. Gielow (6)                               50,000                1.4%

     Christine Dobbings (7)                             50,000                1.4%

     All directors and executive officers as a       1,933,314               47.3%
     group (8 persons) (1)(2)(3)(4)(5)(6)(7)

*Denotes less than 1%.

Footnotes appear on next page

(1) Unless otherwise indicated, the address for each named individual or group is in care of Cash Technologies, Inc., 1434 West 11th Street, Los Angeles, California 90015.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from May 12, 1999 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of proxy statement.

(3) Includes 516,477 shares owned by First Bancorp L.P. Mr. Korman is a limited partner of First Bancorp L.P. and the President of the general partner of First Bancorp L.P. Also includes (i) 280,000 shares of Common Stock issued to investors in October 1996 who have granted Mr. Korman a three-year right to vote such shares which expires in October 1999, and (II) 200,180 shares subject to outstanding exercisable and unexercisable options.

(4) Includes 516,477 shares owned by Lakeview Enterprises, Ltd. Mr. Miller is a limited partner of Lakeview Enterprises, Ltd. and the President of the general partner of Lakeview Enterprises, Ltd. Also includes 200,180 shares subject to outstanding exercisable and unexercisable options.

(5) Messrs. Fagenson, Harshfield and Carrino were elected to the Board of Directors on August 4, 1998. Mr. Richards was appointed to the Board of Directors effective March 16, 1999. The Board members each own 30,000 option under the Non-Executive Director Plan, options vest in annual increments of 1/3 commencing on the date of the grant. The date of the grant is the date that such Director is elected to the Board of Directors. See Proposal II. Does not include any shares of Common Stock or other securities owned by Starr Securities, Inc. of which Mr. Fagenson is an officer and director.

(6) Includes five-year options to purchase an aggregate of 50,000 shares exercisable at $8.56 per share. The options vest in increments of 1/4 per year commencing December 1999.

(7) Includes five-year options to purchase an aggregate of 50,000 shares exercisable at prices between $3.50 and $7.00 per share. The options vest in annual increments of 1/3 commencing July 1998.

Certain Reports

     No person who, during the fiscal year ended May 31, 1999, was a Director, officer of beneficial owner of more than ten percent of the Corporation's Common Stock (which is the only class of securities of the Corporation registered under Section 12 of the Securities Exchange Act of 1934 (the "Act"), (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year,other than Mr. Robin Richards who failed to a report on Form 3 for January 1999 upon his appointment to the Board of Directors. Mr. Richards did not own any securities at the time of his appointment. The Corporation was not subject to the reporting requirements under the Act prior to its initial public offering in July 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Certain Transactions

  In October 1995, in consideration of certain loans made to the Company by Mr. Miller and Lakeview, the Company issued a secured promissory note in the amount of $812,000 to Lakeview, bearing interest at the rate of 10.5% per annum, secured by a pledge of substantially all of the Company's then existing assets, which note matured on April 19, 1997. Since 1997, Lakeview sold approximately $305,000 of this debt to certain third parties. The Company repaid approximately $146,000 of the loan from the proceeds at its initial public offering. The Company converted the remaining portion of the loan to approximately 104,500 shares of Common Stock.

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

Delaware Anti-takeover Law

  The Company is subject to certain anti-takeover provisions under Section 203 of the Delaware General Corporation Law. In general, under Section 203, a Delaware corporation may not engage in any business combination with any "interested stockholder" (a person that owns, directly or indirectly, 15% or more of the outstanding voting stock of a corporation or is an affiliate of a corporation and was the owner of 15% or more of the outstanding voting stock) for a period of three years following the date such stockholder became an interested stockholder, unless (i) prior to such date the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or (II) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, or (III) on or subsequent to such date, the business combination is approved by the board of directors and unauthorized at an annual or special meeting of stockholders by at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder. The restrictions imposed by
Section 203 will not apply to a corporation if the corporation's initial certificate of incorporation contains a provision expressly electing not to be governed by this section or the corporation by action of its stockholders holding a majority of the outstanding stock adopts an amendment to its certificate of incorporation or by-laws expressly electing not to be governed by
Section 203.

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

*3.1 Restated Certificate of Incorporation of the Company [Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*3.2 Bylaws of the Company [Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*4.1 Form of the Company's Common Stock Certificate [Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*4.2 Form of the Underwriter's Warrant Agreement, including Form of Warrant Certificate dated as of July 9, 1998 between the Company, Starr Securities, Inc. and GunnAllen Financial Inc. (the "Underwriters") [Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.1 Lease for the Company's Facilities at 1422 -34 West 11th Street, Los Angeles Ca [Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.2 Agreement dated November 22, 1996 between National Cash Processors Inc. and First Bancorp LP [Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.3 Manufacturing and License Agreement dated January 17, 1997 between the Company and Geld Bearbeitungs Systeme GES.M.B.H.[Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.4 Form of Employment Agreement between the Company and Bruce Korman [Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.5 Employee Stock Option Plan [Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.6 Form of Consulting Agreement between the Company and the Underwriters dated as of July 9, 1998 [Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.7 Stock Purchase Agreement and Plan of Reorganization of the Company [Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.8 Contract between the Company and Los Angeles County Metropolitan Transportation Authority [Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.9 Promissory Note issued to G.E. Capital Corp, Security Agreement and related Guarantees [Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.10 Form of Bridge Notes and Bridge Warrant [Exhibit 10.10 to the Company's
       Registration Statement on Form SB-2 (File No. 333-6436)]
*10.11 Non-Executive Director Stock Option Plan [filed as Exhibit A to the
       Company's Proxy Statement for its Annual Meeting held on June 21, 1999].
21. Subsidiaries of the Company: National Cash Processors, Inc; CoinBank Automated Systems, Inc; and CoinBank Automation Handels GmbH, Salzburg, Austria.
27.    Financial Data Schedule

(b) Reports on form 8-K:

       None

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 14th day of September, 1999.

                                                   CASH TECHNOLOGIES, INC.


                                                        /s/ Bruce Korman
                                                   By:------------------------
                                                           Bruce Korman
                                                        President and Chief
                                                         Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                              Title                              Date
            -------------------                 ---------------------                 -----------
/s/ Bruce Korman                                 President, Chief Executive Officer   September 14, 1999
                                                 and Director (Principal
Bruce Korman                                     Executive Officer)

/s/ Robert M. Gielow                             Chief Financial Officer and          September 14, 1999
                                                 Secretary (Principal Financial
Robert M. Gielow                                 Officer)

/s/ Richard Miller                               Director                             September 14, 1999

Richard Miller

/s/ Robert Fagenson                              Director                             September 14, 1999

Robert Fagenson

/s/ Vincent A. Carrino                           Director                             September 14, 1999

Vincent A. Carrino

/s/ Edward G. Harshfield                         Director                             September 14, 1999

Edward G. Harshfield

/s/ Robin Richards                               Director                             September 14, 1999

Robin Richards