Form 10KSB/A
period 1999-05-31
CASH TECHNOLOGIES INC
filed 1999-09-20
CIK 1022964

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-KSB/A

                                 AMENDMENT # 1

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



                           /s/   BDO Seidman, LLP

Los Angeles, California
September 1, 1999

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   May 31,
                                                                         --------------------------
                                                                             1998          1999
                                                                         ------------  ------------

                         ASSETS (NOTE 4)
----------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents (Note 1 (g)).............................. $   210,723    $   1,028,586
  Cash--restricted (Note 1 (h)).......................................      41,973           44,610
  Accounts receivable (Note 1(r)).....................................      40,398          136,277
  Coin and currency inventories (Note 1 (i))..........................      79,785          201,555
  Prepaid expenses and other current assets...........................      58,298            9,256
                                                                         ---------       ----------
     Total current assets.............................................     431,177        1,420,284
COINBANK MACHINES HELD FOR SALE (Note 1 (j))..........................          --        1,577,065
PROPERTY AND EQUIPMENT, Net (Notes 1 (j), 1 (k), 1 (l), 1 (p), 2 and 3)  2,639,630        1,393,689
OTHER ASSETS..........................................................     260,441           56,682
                                                                         ---------       ----------
                                                                       $ 3,331,248    $   4,447,720
                                                                         =========       ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
------------------------------------------------------

CURRENT LIABILITIES:
  Current maturity of notes payable (Note 3).........................  $ 1,273,629    $   1,172,732
  Current maturity of capitalized lease obligations (Note 7)..........      86,041           42,563
  Current maturity of due to stockholders (Note 4)....................   2,349,205               --
  Accounts payable (Note 1(q))........................................     559,811          208,620
  Accrued expenses and other current liabilities......................     233,406          388,588
                                                                         ---------       ----------
     Total current liabilities........................................   4,502,092        1,812,503
NOTES PAYABLE, Less current maturity (Note 3).........................   3,859,567        2,564,723
CAPITALIZED LEASE OBLIGATIONS, Less current maturity (Note 7).........      19,238               --
DUE TO STOCKHOLDERS, Less current maturity (Note 4)...............          58,325               --
COMMITMENTS AND CONTINGENCIES (Notes 4 and 7).........................
STOCKHOLDERS' EQUITY (DEFICIENCY) (Note 6, 8, and 9):
  Preferred stock, $.01 par value; 1,000,000 shares authorized; none
    outstanding.......................................................          --               --
  Common stock, $.01 par value; 20,000,000 shares authorized;
    1,700,000 and 3,488,665 shares issued and outstanding.............      17,000           34,887
  Additional paid-in capital..........................................     451,235       11,323,780
  Accumulated deficit.................................................  (5,576,209)     (11,288,173)
                                                                        -----------      ----------
     Total stockholders' equity (deficiency)..........................  (5,107,974)          70,494
                                                                        -----------      ----------
                                                                       $ 3,331,248    $   4,447,720
                                                                        ===========      ==========

                See notes to consolidated financial statements.

                   CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Years Ended May 31,
                                                                              ----------------------------
                                                                                  1998            1999
                                                                              -----------     ------------
Gross revenues* (Note 1 (e))...............................................   $55,529,942     $ 46,381,668
                                                                              ===========     ============
Net revenues (Note 1(c) and 1 (d)).........................................   $   878,852     $    899,836
Cost of revenues...........................................................       509,443          765,220
                                                                              -----------     ------------
Gross profit...............................................................       369,409          134,616
Selling, general and administrative expenses (Note 1 (j)...................     2,342,610        5,027,693
Depreciation and amortization expenses (Note 1 (k) and) 2).................       251,090          299,255
                                                                              -----------     ------------
Operating loss.............................................................    (2,224,291)      (5,192,332)
Interest expense, net (Notes 3 and 4)......................................      (499,840)        (516,948)
                                                                              -----------     ------------
Loss before income taxes...................................................    (2,724,131)      (5,709,280)
Income taxes (Notes 1 (m) and 5)...........................................         3,014            2,684
                                                                              -----------     ------------
Net loss...................................................................   $(2,727,145)      (5,711,964)
                                                                              -----------     ------------
Basic and diluted net loss per common share (Note 1 (n))...................   $     (l.60)           (1.74)
                                                                              -----------     ------------
Weighted averages shares outstanding (Note 1 (n))..........................     1,700,000        3,288,871
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

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                       Years ended May 31, 1998 and 1999

                                                                  Additional                            Total
                                                                --------------                   --------------------
                                                                   Paid-in        Accumulated       Stockholder's
                                                                --------------  ---------------  --------------------
                                             Common Stock          Capital          Deficit       Equity (Deficiency)
                                         ---------------------  --------------  ---------------  --------------------
                                           Shares     Amount
                                         ----------  ---------
BALANCE, June 1, 1997  .................  1,700,000     17,000         451,235   $  (2,849,064)    $   (2,380,829)
     Net loss  .........................         --         --              --      (2,727,145)        (2,727,145)
                                          ---------    -------  --------------  ---------------    --------------
BALANCE, MAY 31, 1998  .................  1,700,000     17,000         451,235      (5,576,209)    $   (5,107,974)
IPO Common Stock and Warrants Issued
          (Note 9)  ....................  1,788,665     17,887      10,872,545              --         10,890,432
     Net loss  .........................         --         --              --      (5,711,964)        (5,711,964)
                                          ---------    -------  --------------  ---------------    --------------
BALANCE, MAY 31, 1999  .................  3,488,665    $34,887     $11,323,780   $ (11,288,173)    $       70,494
                                          =========    =======  ==============  ===============    ==============

                See notes to consolidated financial statements

                   CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase(Decrease) in Cash and Cash Equivalent                                       Years Ended May 31,
                                                                                  ---------------------------
                                                                                     1998           1999
                                                                                  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.....................................................................   $(2,727,145)  $   (5,711,964)
  Reconciliation of net loss to net cash used in operating activities:
     Depreciation and amortization.............................................       251,090          299,255
     Accrued interest on stockholders loans....................................       160,272               --
     Impairment of CoinBank Machines held for sale...................                      --          155,017
     Gain on sale of asset............................................                     --             (511)
  Changes in operating assets (liabilities):
     Accounts receivable.......................................................       360,834          (95,879)
     Inventories...............................................................        87,716         (121,770)
     Prepaid expenses and other current assets.................................         4,407           49,042
     Other assets..............................................................            --          337,759
     Accounts payable.................................................                239,476         (351,191)
     Accrued expenses and other current liabilities............................       169,607          155,182
                                                                                  -----------   --------------
        Net cash used in operating activities..................................    (1,453,743)      (5,285,060)
                                                                                  -----------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...........................................    (1,669,818)        (784,885)
  Cash--restricted (Note 1 (h))................................................        (1,601)          (2,637)
                                                                                  -----------   --------------
        Net cash used in investing activities..................................    (1,671,419)        (787,522)
                                                                                  -----------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable..................................................     3,735,000               --
  Payments on notes payable....................................................      (574,507)        (250,000)
  Borrowings from stockholders.................................................            --               --
  Payments on borrowings from stockholders.....................................       (54,167)        (995,424)
  Payment on capitalized lease obligations................................            (79,809)         (62,716)
  Repayment on long-term debt.............................................                 --       (1,145,741)
  Deferred financing costs.....................................................      (154,237)        (134,000)
  Issuance of common stock and warrants........................................            --        9,478,326
                                                                                  -----------   --------------
        Net cash provided by financing activities..............................     2,872,280        6,890,445
                                                                                  -----------   --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........................      (252,882)         817,863
CASH AND CASH EQUIVALENTS:
  Beginning of period..........................................................       463,605          210,723
                                                                                  -----------   --------------
  End of period (Note 1 (g))...................................................   $   210,723   $    1,028,586
                                                                                  ===========   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION--
 Cash paid for:
  Income taxes.................................................................   $    14,611   $       16,968
  Interest.....................................................................   $   314,240   $      516,948
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION--
  The Company issued shares of common stock as consideration for loans
due to stockholders.........................................................      $        --   $    1,412,106
  The Company transferred certain assets from Property and Equipment to
CoinBank machine held for sale...........................................         $        --   $    1,557,065

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
                                                                                  ===========

    An officer of the Company, who is an affiliate of a partnership that is a principal stockholder of the Company, borrowed funds amounting to $475,000 (this amount is included in note payable to a partnership of $533,201 at May 31, 1998) in his own name from a bank and loaned it to the Company and had also personally guaranteed $142,772 of capital lease obligations assumed by the Company (Note
7). The loans from stockholders included accrued interest of $368,483 at May 31, 1998. See Note 9--Initial Public Offering and Related Events regarding repayments and conversions to equity.

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

Net Loss                                                                         1999
--------                                                                     ------------
        As Reported......................................................    $(5,711,964)
        Pro Forma........................................................    $(7,806,292)

Basic and Diluted Loss Per Common Share
---------------------------------------
        As Reported......................................................    $     (1.74)
        Pro Forma........................................................    $     (2.37)


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

   Stock Options

   Subsequent to May 31, 1999 the Company committed 30,000 stock options to each of its four Directors.

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 20th day of September, 1999.

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

                Signature                              Title                              Date
            -------------------                 ---------------------                 -----------
/s/ Bruce Korman                                 President, Chief Executive Officer   September 20, 1999
                                                 and Director (Principal
Bruce Korman                                     Executive Officer)

/s/ Robert M. Gielow                             Chief Financial Officer and          September 20, 1999
                                                 Secretary (Principal Financial
Robert M. Gielow                                 Officer)

/s/ Richard Miller                               Director                             September 20, 1999

Richard Miller

/s/ Robert Fagenson                              Director                             September 20, 1999

Robert Fagenson

/s/ Vincent A. Carrino                           Director                             September 20, 1999

Vincent A. Carrino

/s/ Edward G. Harshfield                         Director                             September 20, 1999

Edward G. Harshfield

/s/ Robin Richards                               Director                             September 20, 1999

Robin Richards