Form 10QSB
period 1999-08-31
CASH TECHNOLOGIES INC
filed 1999-10-15
CIK 1022964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                       --------------------------------
                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED AUGUST 31, 1999

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-24569
                           ------------------------

                            CASH TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                               95-4558331
(State or other jurisdiction of incorporation (IRS Employer Identification No.) organization)

      1434 W. 11THSTREET, LOS ANGELES, CA                    90015
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

On October 1, 1999, there were 3,488,665 shares of common stock, $ .01 par value, issued and outstanding.

                            CASH TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                     INDEX


                                                                                                        PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements:

                  Consolidated Balance Sheets as of August 31, 1999, and 1998 (unaudited)................ 3

                  Consolidated Statements of Operations for the three month period ended
                  Aug 31, 1999, and 1998 (unaudited)..................................................... 4

                  Consolidated Statements of Cash Flows for the three month period ended
                  August 31, 1999, and 1998 (unaudited).................................................. 5

                  Notes to Consolidated Financial Statements for the three month period ended
                  August 31, 1999, and 1998.............................................................. 6


Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................. 9


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................ 16

Item 2.    Changes in Securities ....................................................................... 16

Item 3.    Default Upon Senior Securities   ............................................................ 17

Item 4.    Submission of Matters to a Vote of Security Holders.......................................... 17

Item 5.    Other Information............................................................................ 17

Item 6.    Exhibits and Reports on Form 8-K............................................................. 17

SIGNATURES.............................................................................................. 18

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                            CASH TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                    AUGUST 31              MAY 31
                                                                                      1999                 1999
                                                                                 ----------------     ----------------
                                                                                   (Unaudited)           (Audited)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                            $   258,739          $ 1,028,586
Cash Restricted                                                                                -               44,610
Accounts Receivable                                                                      233,970              136,277
Inventories                                                                              150,932              201,555
Prepaid expenses and other current assets                                                 26,681                9,256
                                                                                 ----------------     ----------------

Total Current Assets                                                                     670,323            1,420,284

COINBANK MACHINES HELD FOR SALE                                                        1,559,287            1,577,065

PROPERTY AND EQUIPMENT (net)                                                           1,310,129            1,393,689

OTHER ASSETS                                                                             252,159              56,682
                                                                                 ----------------     ----------------

TOTAL ASSETS                                                                           3,791,898            4,447,720
                                                                                 ================     ================


LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of Notes Payable                                                    1,210,370            1,172,732
Current maturities of Capital Lease Obligations                                           30,355               42,563
Accounts Payable                                                                         726,120              208,620
Accrued expenses & other current liabilities                                             591,362              388,588
                                                                                 ----------------     ----------------

Total Current Liabilities                                                              2,558,208            1,812,503

Notes Payable less current maturities                                                  2,244,197            2,564,723
Capital lease obligations less current maturities                                              -                    -

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS EQUITY (DEFICIENCY):
Common Stock                                                                              34,887               34,887
Redeemable Preferred Stock                                                               269,325                    -
Additional Paid In Capital                                                            11,540,125           11,323,780
Accumulated Deficit                                                                  (12,854,844)         (11,288,173)
                                                                                 ----------------     ----------------

Total stockholders' equity (deficiency)                                               (1,010,507)              70,494
                                                                                 ----------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDER EQUITY (DEFICIENCY)                               $  3,791,898          $ 4,447,720
                                                                                 ================     ================

           See notes to condensed consolidated financial statements

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS


                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THREE MONTHS ENDED AUGUST 31
                                                            1999                    1998
                                                     --------------------   ---------------------
                                                         (Unaudited)             (Unaudited)
GROSS REVENUES*                                           $   10,818,265          $   13,878,754
                                                     ===================    ====================

NET REVENUES                                              $      295,853                 249,431
COST OF REVENUES                                                 326,066                 166,572
                                                     -------------------    --------------------

GROSS PROFIT                                                     (30,213)                 82,859

SELLING, GENERAL, & ADMIN EXP.                                 1,389,709                 935,192
DEPRECIATION & AMORTIZATION EXP.                                  17,671                  56,949
                                                     -------------------    --------------------

OPERATING LOSS                                                (1,437,593)               (909,282)
INTEREST EXPENSE                                                 100,294                 210,974
                                                     -------------------    --------------------

LOSS BEFORE INCOME TAXES                                      (1,537,887)             (1,120,256)
INCOME TAXES                                                       2,614                       -
                                                     -------------------    --------------------

NET LOSS                                                      (1,540,501)             (1,120,256)
                                                     ===================    ====================

Deemed Dividends to preferred Shareholders                        80,569                       -

Net income (loss) Allocable to common
shareholders                                                  (1,621,070)             (1,120,256)

Basic and diluted net loss per share                      $        (0.46)         $        (0.43)

Basic and diluted weighted average
shares of common stock outstanding                             3,488,665               2,620,782
                                                     ===================   =====================

       *Gross revenues include the value of coin and currency processed and does not present revenue under generally accepted accounting principles


           See notes to condensed consolidated financial statements

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THREE MONTHS ENDED AUGUST 31
                                                                                  1999                           1998
                                                                           -------------------            -------------------
                                                                               (Unaudited)                    (Unaudited)
OPERATING ACTIVITIES:
Net Loss                                                                    $     (1,540,501)               $    (1,120,256)
Adjustments to reconcile net loss to net cash used by
operating activities:

Depreciation and amortization                                                         53,642                         56,949
Impairment of CoinBank Machines held for Sale                                          4,697                              -
Changes in operating assets and liabilities:
              Accrued interest                                                             -                         29,325
              Account receivable                                                     (97,693)                        25,399
              Inventories Coin/Currency                                               50,623                       (101,041)
              Inventories CoinBank Machines                                           42,998                              0
              Prepaid expenses and other current assets                              (17,426)                          (929)
              Other assets                                                           129,378                        302,431
              Accounts payable                                                       517,500                       (179,821)
              Accrued expenses and other current liabilities                         172,172                         50,690
                                                                           -----------------              -----------------

Net cash provided (used) by operating activities                                    (684,610)                      (937,253)
                                                                           -----------------              -----------------

INVESTING ACTIVITIES:
              Property and Equipment                                                       -                       (111,673)
              Restricted Cash                                                         44,610                              -
                                                                           -----------------              -----------------

Net cash provided (used) by investing activities                                      44,610                       (111,673)
                                                                           -----------------              -----------------

FINANCING ACTIVITIES:
              Deferred financing cost                                               (134,000)                      (134,000)
              Payments on capital lease obligation                                   (12,208)                       (18,900)
              Repayments on long-term debt                                          (282,888)                    (1,610,866)
              Net proceeds from issuance of common stock                                   -                      9,478,603
              Net proceeds from issuance of preferred stock                          299,250                              -
                                                                           -----------------              -----------------

Net cash provided (used) by financing activities                                    (129,846)                     7,714,837
                                                                           -----------------              -----------------

CHANGE IN CASH AND CASH EQUIVALENTS
                                                                                    (769,846)                      6,665,910
              Cash, Beginning of period                                            1,028,586                         210,723
                                                                           -----------------              ------------------

              Cash, End of period                                           $        258,739                $      6,876,633
                                                                           =================              ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
              Income taxes                                                  $          2,614                $              -
              Cash paid for interest                                        $        100,294                $        185,575
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION
              Reclasssification of depreciation from
              fixed assets-CoinBank machines                               $        357,470                $              -

           See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1:  GENERAL

PRESENTATION OF INTERIM INFORMATION:
-----------------------------------

     In the opinion of the management of Cash Technologies, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 1999, and the results of operation and cash flows for the three months ended August 31, 1999, and 1998. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 1999, filed with the SEC. The results of operations for the three-month period ended August 31, 1999, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.


BASIS OF PRESENTATION:
---------------------

     The unaudited condensed consolidated financial statements of Cash Technologies, Inc. and its subsidiaries National Cash Processors Inc., CoinBank Automated Systems, Inc. and CoinBank Automation Handels GmbH, Salzburg, Austria (collectively, the "Company") included herein, reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows, for the periods presented.


NOTE 2.  COMMITMENTS AND CONTINGENCIES

     As previously disclosed, in January 1997, the Company entered into a five-year licensing and manufacturing services agreement with Geld Bearbeitungs Systeme GES.M.B.H., an Austrian corporation ("GBS"). Pursuant to that agreement GBS granted the Company the exclusive, perpetual right to use certain technology incorporated in CoinBank machines in North and South America and Asia, provided that the Company purchases a minimum quantity of coin-counting components used in CoinBank machines over the term of the agreement.

     As previously disclosed, in August 1998, the Company entered into a three-year distribution agreement with GBS, subject to successive one-year renewal periods. Pursuant to that agreement GBS granted the Company the exclusive right to distribute and sell cash processing equipment in all areas of the world not covered by the January 1997, agreement between GBS and the Company (the "Territory"), except to certain financial institutions in Austria, provided that the Company purchases a minimum number of cash processing machines from GBS over a specified period during the initial three-year term of the April 1997, agreement.

     As previously disclosed, in March 1999, the Company entered into a letter of intent to acquire 51% of the capital stock of the GBS (the "Acquisition"). The parties are currently completing their due diligence and financial statements while continuing to negotiate the terms of a definitive purchase agreement, as well as side agreements such as the terms of the employment agreements for key employees.

     The Company and GBS have recently been in a dispute regarding the 1998 Distribution Agreement. The dispute involves primarily the quantity of machines to be produced by GBS for the European market. The dispute does not affect the Company's North American rights pursuant to the January 1997, Licensing Agreement. Additionally the Company and GBS are in dispute over certain matters related to the license and manufacturing agreement. Although the Company believes that these matters will be resolved amicably, there can be no assurance that the dispute can be resolved. The proposed acquisition of GBS may not occur or may be delayed until resolution of these disputes is accomplished.

     As previously disclosed, in June, 1997, Coinstar Inc. ("Coinstar"), a competitor of the Company, filed a complaint against CAS, a subsidiary of the Company, in the U.S. District Court for the Northern District of California alleging infringement of U.S. Patent No. 5,564,546 ("the 546 patent"). In June 1997, CAS filed an answer denying the claims of Coinstar and interposed a counterclaim seeking declaratory judgment as to the invalidity and unenforceability of Coinstar's patent and instituted a third-party complaint against ScanCoin AB for breach of warranty.

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

     On October 1, 1999, the Company and Coinstar agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment of $600,000 and 30,000 shares of common stock of Coinstar Inc. The Company granted Coinstar a non-exclusive license to certain technology related to bulk coin processing and certain other rights. The parties agreed to dismiss all claims in the suit with prejudice.

     As previously disclosed, in December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The Company believes that the complaint is without merit and is defending this lawsuit.


NOTE 3: STOCKHOLDERS EQUITY

          In order to raise funds for working capital and development of E-Commerce Message Management Architecture (EMMA), on July 27, 1999, the Company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company is seeking to raise approximately $5,000,000 in gross proceeds. The Company has not engaged any broker dealer as placement agent and the Company's officers and directors are directing the selling efforts. In the event that the Company is assisted by selling agents it intends to pay commissions of 10% to those eligible to receive them. The Company is offering up to 52,500 units, each unit comprised of (I) 10 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II) 5 Series A Common Stock Purchase Warrants. Each share of the Series A Preferred Stock is convertible into one share of Common Stock. The Series A Warrants are exercisable at $12.00 per share. The securities in the private offering are being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. The securities may not be transferred or resold except pursuant to registration under the Securities Act of 1933 or an exemption therefrom. There are no assurances that the foregoing transaction will be completed.

     As of September 30, 1999 the Company has received gross proceeds from this offering of approximately $725,000. The Company has issued or will issue (I) 76,125 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II) 32,809 Series A Common Stock Purchase Warrants (at $12.00 each).

     The Company recorded Deemed Dividends of $80,569 for both the Preferred Stock and Common Stock Purchase Warrants issued for the period. This amount was based on (1) the difference between the closing market price and the offering price of the Preferred Stock plus (ii) the value of the Warrants associated with the Preferred Stock, value using the Black Scholes model.

      The Company issued one hundred thousand (100,000) Stock Purchase Warrants to Starr Securities at $10.375 each for services related to assisting the Company with future capital transactions. These options have been valued at $190,856 using the Black Scholes model and are recorded as deferred offering costs.

NOTE 4:  GOING CONCERN

         The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company raised additional capital in 1998 and in 1999, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operation in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended May 31,1999 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do no include any adjustments that might result from the outcome of any uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believe", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "pro forma", "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: market acceptance of the Company's products, limited marketing experience, uncertainty of product development, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.


DESCRIPTION OF BUSINESS

     Cash Technologies, Inc., a Delaware Corporation, was incorporated in August, 1995, however its coin processing operations were commenced by its now wholly-owned subsidiary, National Cash Processors, Inc. ("NCP"), a Delaware corporation which was incorporated in May, 1994. NCP became a subsidiary of the Company in January 1996. The U.S. CoinBank operations are conducted through the Company's wholly-owned subsidiary, CoinBank Automated Systems, Inc.("CAS"), a Delaware corporation, incorporated in November 1995. The European CoinBank operations are conducted through the Company's wholly-owned subsidiary CoinBank Automation Handels GmbH, incorporated in Austria in February 1998. Unless the context otherwise requires, references herein to the Company refer to Cash Technologies, Inc. and its wholly-owned subsidiaries.

     The Company currently generates revenues through the purchase of loose United States coin and currency which is acquired in bulk at a small discount from face value and then counted, sorted, wrapped and re-sold primarily to a variety of retail businesses at face value plus a small fee or deposited to the Federal Reserve Bank for credit to the Company's account. The Company also generates revenues from CoinBank machine sales and the fees from the operation of "free placement" self-service CoinBank Machines. The Company's expenses have exceeded net revenues since inception. For the fiscal year ended May 31, 1997, 1998, and 1999, the Company sustained net losses of $1,547,805, $2,727,145 and $5,711,964, respectively. The Company also incurred a net loss of $1,540,501 for the quarter ended August 31, 1999.

     The Company is primarily focused on the development of its E-Commerce Message Management Architecture (EMMA(TM)) transaction processing software and its ATM-X(TM) enhanced ATM. This e-commerce system will provide transaction processing for Internet and non-Internet based transactions such as electronic bill payment, check cashing, the issuance of money orders, the issuance of pre-paid phone cards and the dispensing of event tickets on automated teller machines (ATMs), CoinBank machines and other similar devices. In addition to this added functionality, an increased level of security will be added to commercial Internet activities generated from personal computers.

     The Company has also begun to market CoinBank machines for sale to retail stores and is exploring distribution relationships with existing equipment distribution leaders for the sale of the machines.

     Because of its e-commerce systems development effort and CoinBank marketing efforts, the Company will continue to be required to make certain up-front expenditures. The Company anticipates that losses will continue for the foreseeable future

     The Company records as revenue the service fee charged for coin and currency processed on behalf of a customer. The Company also records as revenue the service fee charged to persons using CoinBank machines and revenues from the sale of CoinBank machines. Gross revenues include the value of coin and currency processed and do not represent revenue under generally accepted accounting principles.

     As previously stated the Company intends to concentrate its future efforts on marketing CoinBank machines for sale rather than "free placement". Revenues from CoinBank machine sales have the potential to produce greater short-term profits than revenues generated by "free placement". Revenues generated from the sale of CoinBank machines were approximately 22% of net revenues compared to fee income from "free placement" which accounted for approximately 15% of net revenues, for the three months ended August 31, 1999. The Company anticipates that the revenues generated from the sale of CoinBank machines will continue to be an increasing source of future revenues, while transaction and licensing fees derived from the EMMA transaction processing system will eventually become the largest source of the Company's future revenues.

     The Company was awarded a contract to count, process and purchase currency for the Los Angeles County Metropolitan Transportation Authority ("LACMTA") for a fee of approximately 1% of all currency processed commencing on April 1, 1997, and with subsequent renewals, ending on March 31, 2000. The Company expects to purchase and process between $35 and $40 million dollars of currency on this contract during fiscal 2000. The Company records as revenue the service fee charged for the processing of currency. From time to time, the Company may submit bids for additional similar contracts. There can be no assurance, however, that it will be awarded any contract for which it submits a bid.


RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1999 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1998

     Gross revenues include the value of the coins and currency processed as well as CoinBank machine sales for the three months ended August 31, 1999, which amounted to $10,818,265 compared to $13,878,754 for the comparable 1998 period. The decrease in gross revenue was primarily attributable to the Company's planned reduction of certain low margin commercial coin processing customers during the second quarter of fiscal 1999 (September-November 1998). As a result of the elimination of these commercial coin processing customers and the sale of CoinBank machines, net revenues, for the 1999 period, increased to $295,853, or 2.7% of gross revenues, compared to $249,431, or 1.8% of gross revenues for 1998 period.

     Cost of revenues for the three months ended August 31, 1999, was $326,066 compared to $166,572 during the comparable 1998 period. The increase in direct costs was primarily the result of the reclassification of direct labor, telephone and depreciation expenses into the Cost of Revenues from Selling, General and Administrative Expenses; increased servicing costs associated with the operation of CoinBank Automated Systems and the cost of CoinBank machines sold during the period.

     Gross profit (loss) for the three months ended August 31, 1999, was $(30,213) compared to $82,859 for the three months ended August 31, 1998. Gross profit was negatively impacted by the reclassification of SG&A expenses and increased cost of CoinBank operations referred to in Cost of Revenues. This decrease was partially offset by a positive contribution from CoinBank machine sales as well as reductions in direct labor and supply costs associated with the elimination of low margin commercial coin processing customers referred to in Gross Revenues.

     Selling, General and Administrative expenses for the three months ended August 31, 1999, increased to $1,389,709 compared to $950,795 for the three months ended August 31, 1998. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase in selling, general and administrative expenses during the period were primarily attributable to approximately $250,000 increased systems development costs associated with development of the EMMA transaction processing system and increased spending for professional services and indirect labor.

     Depreciation and amortization expenses for the three months ended August 31, 1999, and 1998, were $17,671 and $56,85. The decrease in depreciation was the result of reclassifying depreciation into Cost of Revenues. Interest expense for the three months ended August 31, 1999, and 1998, were $100,294 and $195,140. The decrease in interest expense was due to reduced debt early in fiscal 1999.

     As a result of the foregoing, net losses for the three months ended August 31, 1999, and 1998, were $1,540,501 and $1,120,25.


THREE MONTHS ENDED AUGUST 31, 1998 COMPARED TO THREE MONTHS ENDED AUGUST 31,
1997

     The gross revenues include the value of the coins and currency processed for the three months ended August 31, 1998, amounted to $13,878,754, compared to $14,550,545, for the comparable 1997 period. The decrease in coin and currency processed was primarily attributable to the Company's reduction in low profit transactions for certain vending companies and normal periodic fluctuations in the value of currency processed for the LACMTA during the three month period. As a result of the foregoing, net revenues for the three months ended August 31, 1998, decreased to $249,431 compared to $251,785, for the comparable 1997 period.

     Cost of revenues for the three months ended August 31, 1998, was $166,572, compared to $185,223, in the comparable 1997 period, reflecting primarily an increase in margins on currency processing

     Gross profit for the three months ended August 31, 1998, was $ 82,859 compared to the gross profit of $66,562 in the comparable 1996 period. The increase in gross profit was due to increases in profit margin on currency processing.

     Selling, general and administrative expenses for the three months ended August 31, 1998, increased to $950,795, compared to expenses of $442,668, for the three months ended August 31, 1997. Such expenses consisted of facility costs, salaries of executive officers and administrative personnel and other administrative expenses. The increase in selling, general and administrative expenses is attributable to the increase in administrative, marketing, personnel and promotion as the Company expanded its operations and customer base.

     Depreciation and amortization expenses for the three months ended August 31, 1998, and 1997, were $56,852 and $67,163. Interest expense, net, for the three months ended August 31, 1998, and 1997, were $195,140 and $103,044, respectively. The increase in interest expense was due to a higher level of outstanding indebtedness associated with equipment acquired during the 1998 period.

     As a result of the foregoing, net losses for the three months ended August 31, 1998, and 1997, were $1,120,256 and $546,312, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At August 31, 1999, the Company had a working capital deficit of $1,887,885 and unrestricted cash and cash equivalents of $258,739 compared to working capital of $5,248,148 and unrestricted cash and cash equivalents of $6,876,633 at August 31, 1998. Since inception, the Company has satisfied its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, borrowing under a line of credit, and loans from stockholders and an affiliate of a previous executive officer of the Company.

     Net cash used in operating activities was $684,610 for the quarter ended August 31, 1999, as compared to net cash used in operating activities of $937,253 for the quarter ended August 31, 1998. The decrease in net cash used in operating activities during the 1999 period was primarily the result of increases in: accounts receivable $97,693, accounts payable $517,500 and accrued expenses and other current Liabilities $172,172.

     Net cash provided by investing activities was $44,610 for the quarter ended August 31, 1999, as compared to net cash used by investing activities of $111,673 for the quarter ended August 31, 1998. The increase in net cash provided in investing activities was attributable to no additional purchases of equipment and release of restricted cash.

     Net cash used in financing activities for the quarter ended August 31, 1999, was $129,846, as compared to net cash provided by financing activities of $7,714,737 for the quarter ended August 31, 1998. The $129,846 was primarily a result of financing cost and debt repayment offset by proceeds from the private offering outlined below. The increase in net cash provided by financing activities for the 1998 period was primarily attributable to the Company's Initial Public Offering plus the exercise of the over allotment option, which netted approximately $9.5 million.

     In order to raise funds for working capital and development of EMMA, on July 27, 1999, the Company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company is seeking to raise approximately $5,000,000 in gross proceeds. The Company has not engaged a broker dealer as placement agent and the Company's officers and directors are directing the selling efforts. In the event that the Company is assisted by selling agents it intends to pay commissions of 10% to those eligible to receive them. The Company is offering up to 52,500 units, each unit comprised of (I) 10 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II) 5 Series A Common Stock Purchase Warrants. Each share of the Series A Preferred Stock is convertible into one share of Common Stock. The Series A Warrants are exercisable at $12.00 per share. The securities in the private offering are being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. The securities may not be transferred or resold except pursuant to registration under the Securities Act or an exemption therefrom. There are no assurances that the foregoing transaction will be completed.

     Based on the Company's current proposed plans and assumptions, the Company anticipates that the net proceeds of its private offering, if successful, will be sufficient to satisfy its contemplated cash requirements for approximately 6 months. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for its services or otherwise), the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to, or potential sources of additional financing. Consequently, there can be no assurance that an additional financing will become available to the Company when needed, on commercially reasonable terms, or at all.

     As of September 30, 1999, the Company has received gross proceeds from this offering of approximately $725,000. The Company has issued or will issue (I) 76,125 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II) 32,809 Series A Common Stock Purchased Warrants (at $12.00 each).

     On October 1, 1999, the Company and Coinstar agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment of $600,000 and 30,000 shares of common stock of Coinstar Inc. The Company granted Coinstar a non-exclusive license to certain technology related to bulk coin processing and certain other rights. The parties agreed to dismiss all claims in the suit with prejudice.

     As previously disclosed the Company continues to be engaged in discussions with two entities regarding an acquisition of all or part of the Company (including stock and assets transfers). The Board of Directors has not been requested to consider any definitive transaction. No letters of intent have been entered into by the Company. There can be no assurance that any such transactions will be consummated, or that the terms will be favorable to the Company or its shareholders.

     The Company continues to suffer recurring losses from operations as of August 31, 1999, and has not generated sufficient revenue producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion, which indicated there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirement and launch new products, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to curtail operations.

     YEAR 2000 EFFECT

     The Company, like most other companies, is faced with the "Year 2000 Issue". The Year 2000 issue has developed because some computer programs were written using a two-digit field rather than a four-digit field to define the applicable year. As a result, any computer program that affects the Company's activities may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a variety of problems depending upon the system(s) affected. Potential problems include temporary inability to process transactions, transfer funds, or engage in similar business activities. The potential problems associated with the Year 2000 Issue may cause widespread disruption of business worldwide because of the interdependence on computer and communication systems.

     The Company has completed an initial assessment of potential Year 2000 for its own computer systems and business processes. Based upon this assessment, the Company believes its computer software, hardware and its embedded technologies will present limited Year 2000 Issues. Additionally, the Company does not expect that its CoinBank machines will incur any material problems with the Year 2000 change. The Company has not been able to completely evaluate whether the software, hardware and embedded technologies used by the third parties, with whom it conducts business, are Year 2000 compliant. If third parties, particularly those involved in the regulation and administration of the banking systems fail to address such, the Company may experience business interruptions, and in a worst case scenario, the inability to engage in the normal course of business. The effect of such related difficulties could have a materially adverse impact on the financial condition of the Company. The Company does not believe that any material expenditure will be required to complete its internal assessment regarding this issue.

     The Company does recognize the need for Year 2000 contingency plans because of the uncertainty associated with this global issue. The Company will replace any personal computer or network related software or hardware if this issue impacts them. The cost of such replacements is not expected to have a material impact. Furthermore the Company believes that it will not be able to require the third parties or governmental agencies with which it conducts business to resolve all Year 2000 issues. The Company has not developed comprehensive contingency plans that will assure that it will not be adversely impacted by such, and the Company does not intend to prepare such plans.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously disclosed, in June 1997, Coinstar, Inc. ("Coinstar"), a competitor of the Company, filed a complaint against the Company's subsidiary, CAS, in the U.S. District Court for the Northern District of California alleging infringement of U.S. Patent No. 5,564,546. In June 1997, CAS filed an answer denying the claims of Coinstar and interposed a counterclaim seeking declaratory judgment as to the invalidity and un-enforceability of Coinstar's patent and instituted a third-party complaint against ScanCoin AB for breach of warranty.

     As previously disclosed, in January 1998, the district court granted CAS's motion for summary judgment of noninfringement of the CBIII CoinBank models having a solid input tray. The Court granted in part and denied in part CAS's motion for summary judgment of noninfringement concerning the earlier CBII model. The Court also [Adenied CoinStar's motion for summary judgment. In October 1998, Coinstar amended its complaint to allege infringement by CAS of newly issued U.S. Patent No. 5,799,767 ("the 767 patent"). CAS then filed a motion for summary judgment of invalidity and non-infringement of the 767 patent.

     On October 1, 1999, the Company and Coinstar agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment of $600,000 and 30,000 shares of common stock of Coinstar Inc. The Company granted Coinstar a non-exclusive license to certain technology related to bulk coin processing and certain other rights. The parties agreed to dismiss all claims in the suit with prejudice.

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


ITEM 2.  CHANGE IN SECURITIES

     In order to raise funds for working capital and development of EMMA, on July 27, 1999, the Company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company is seeking to raise approximately $5,000,000 in gross proceeds. The Company has not engaged a broker dealer as placement agent and the Company's officers and directors are directing the selling efforts. In the event that the Company is assisted by selling agents it intends to pay commissions of 10% to those eligible to receive them. The Company is offering up to 52,500 units, each unit comprised of (I) 10 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II) 5 Series A Common Stock Purchase Warrants. Each share of the Series A Preferred Stock is convertible into one share of Common Stock. The Series A Warrants are exercisable at $12.00 per share. The securities in the private offering are being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. The securities may not be transferred or resold except pursuant to registration under the Securities Act or an exemption therefrom. There are no assurances that the foregoing transaction will be completed. As of September 30, 1999, the Company has received gross proceeds from this offering of approximately $725,000. The Company has issued or will issue (I) 76,125 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II) 32,809 Series A Common Stock Purchased Warrants (at $12.00 each).

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

Not Applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.  OTHER INFORMATION
Not Applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.              Description
-----------              -----------

3.1 (a) Certificate of Designation for Series A 8% Cumulative Convertible Preferred Stock.

4.3                      Form of Series A Redeemable Warrants

27                       Article 5 of Regulation S-X

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended August 31, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized the 15th day of October 1999.


CASH TECHNOLOGIES, INC.


By: /S/ Bruce Korman
----------------------------------------
Bruce Korman
President and Chief Executive Officer


By: /S/ Robert M. Gielow
----------------------------------------
Robert M. Gielow
Chief Financial Officer

                            CASH TECHNOLOGIES, INC.

                                 EXHIBIT INDEX



Exhibit No.           Description
-----------           -----------
3.1 (a)               Certificate of Designation for Series A 8% Cumulative
                      Convertible Preferred Stock.

4.3                   Form of Series A Redeemable Warrants


27                    Article 5 of Regulation S-X