Form 10QSB
period 1999-11-30
CASH TECHNOLOGIES INC
filed 2000-01-14
CIK 1022964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ________________________________
                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR SIX MONTH PERIOD ENDED NOVEMBER 30, 1999

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-24569
                           ------------------------

                            CASH TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                                    95-4558331
(State or other jurisdiction of incorporation                  (IRS Employer Identification No.)
 organization)

1434 W. 11TH STREET, LOS ANGELES, CA                                        90015
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

On January 14, 1999, there were 3,488,665 shares of common stock, $ .01 par value, issued and outstanding.

                            CASH TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                                                     PAGE NO.

PART I. FINANCIAL INFORMATION
Item 1.    Consolidated Financial Statements:

                 Consolidated Balance Sheets as of November 30, 1999(unaudited) and May 1999.........   3

                 Consolidated Statements of Operations for the three month period ended
                 November 30, 1999 and 1998 (unaudited)..............................................   4

                 Consolidated Statements of Operations for the six month period ended
                 November 30, 1999 and 1998 (unaudited)..............................................   4

                 Consolidated Statements of Cash Flows for the six month period ended
                 November 30, 1999 and 1998 (unaudited)..............................................   5

                 Notes to Consolidated Financial Statements for the six month period ended
                 November 30, 1999 and 1998..........................................................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................................   10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.........................................................................   17

Item 2.    Changes in Securities.....................................................................   17

Item 3.    Default Upon Senior Securities.............................................................  18

Item 4.    Submission of Matters to a Vote of Security Holders.......................................   18

Item 5.    Other Information.........................................................................   18

Item 6.    Exhibits and Reports on Form 8-K..........................................................   18

SIGNATURES...........................................................................................   19


PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CASH TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                     NOVEMBER 30          MAY 31
                                                                                        1999               1999
                                                                                  ---------------    ---------------
                                                                                     (Unaudited)         (Audited)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                            $    769,945       $  1,028,586
Cash Restricted                                                                                 -             44,610
Accounts Receivable                                                                       321,673            136,277
Inventories                                                                                85,939            201,555
Marketable Securities                                                                     323,438                  -
Prepaid expenses and other current assets                                                  13,527              9,256
                                                                                  ---------------     --------------

Total Current Assets                                                                    1,514,521          1,420,284

COINBANK MACHINES HELD FOR SALE                                                         1,364,164          1,577,065

PROPERTY AND EQUIPMENT (net)                                                            1,255,222          1,393,689

Capitalized Software Costs                                                                437,438                  -
OTHER ASSETS                                                                              228,406             56,682
                                                                                  ---------------     --------------

TOTAL ASSETS                                                                            4,799,751          4,447,720
                                                                                  ===============     ==============


LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of Notes Payable                                                     1,229,597          1,172,732
Current maturities of Capital Lease Obligations                                            25,761             42,563
Accounts Payable                                                                          566,029            208,620
Accrued expenses & other current liabilities                                              685,853            388,588
                                                                                  ---------------     --------------

Total Current Liabilities                                                               2,507,240          1,812,503

Notes Payable less current maturities                                                   2,435,313          2,564,723

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS EQUITY (DEFICIENCY):
Common Stock                                                                               34,887             34,887
Redeemable Preferred Stock                                                              1,114,706                  -
Additional Paid In Capital                                                             12,359,523         11,323,780
Accumulated Deficit                                                                   (13,651,918)       (11,288,173)
                                                                                  ---------------     --------------

Total stockholders' equity (deficiency)                                                  (142,802)            70,494
                                                                                  ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDER EQUITY (DEFICIENCY)                                $  4,799,751       $  4,447,720
                                                                                  ===============     ==============


           See notes to condensed consolidated financial statements

                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS                         SIX MONTHS
                                                         ENDED NOVEMBER 30                    ENDED NOVEMBER 30
                                                       1999             1998              1999               1998
                                                   ------------  ----------------     -------------    ---------------
                                                   (Unaudited)      (Unaudited)        (Unaudited)        (Unaudited)

GROSS REVENUES*                                     $10,830,398      $11,799,969        $21,648,663        $25,678,723
                                                   ============  ================     =============    ===============

NET REVENUES                                        $   468,682          242,738        $   764,535            492,169
COST OF REVENUES                                        419,824          163,928            745,890            330,500
                                                   ------------  ----------------     -------------    ---------------

GROSS PROFIT                                             48,858           78,810             18,645            161,669

SELLING, GENERAL, & ADMIN EXP.                        1,173,721        1,161,504          2,563,432          2,096,719
DEPRECIATION & AMORTIZATION EXP.                         15,278           57,272             32,949            114,221
                                                   ------------  ----------------     -------------    ---------------

OPERATING LOSS                                       (1,140,141)      (1,139,966)        (2,577,736)        (2,049,271)
OTHER INCOME                                            923,438                -            923,438                  -
INTEREST EXPENSE                                        100,631          110,329            200,925            321,303
                                                   ------------  ----------------     -------------    ---------------

LOSS BEFORE INCOME TAXES                               (317,335)      (1,250,295)        (1,855,223)        (2,370,574)
INCOME TAXES                                              5,055                -              7,669                  -
                                                   ------------  ----------------     -------------    ---------------

NET LOSS                                               (322,390)      (1,250,295)        (1,862,892)        (2,370,574)
                                                   ============  ================     =============    ===============

Deemed Dividends to preferred Shareholders              405,302                -            485,871                  -

Net income (loss) Allocable to common
shareholders                                           (727,692)      (1,250,295)        (2,348,763)        (2,370,574)

Basic and diluted net loss per share                $    (0.21)      $    (0.36)        $    (0.67)        $    (0.68)

Basic and diluted weighted average
shares of common stock outstanding                    3,488,665        3,488,665          3,488,665          3,488,665
                                                   ============  ================     =============    ===============




   *Gross revenues include the value of coin and currency processed and does not present revenue under generally accepted accounting principles






           See notes to condensed consolidated financial statements



                                                       CASH TECHNOLOGIES, INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               FOR SIX MONTHS ENDED NOVEMBER 30
                                                                                                 1999                     1998
                                                                                               ----------               ---------
                                                                                               (Unaudited)             (Unaudited)
OPERATING ACTIVITIES:
Net Loss                                                                                        (1,862,892)              (2,370,574)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization                                                                      117,311                  114,221
Impairment of CoinBank Machines held for Sale                                                        8,540                        -
Changes in operating assets and liabilities:
            Accrued interest                                                                             -                   29,325
            Account receivable                                                                    (185,396)                 (11,310)
            Inventories Coin/Currency                                                              115,616                 (174,049)
            Inventories CoinBank Machines                                                          183,574                        -
            Prepaid expenses and other current assets                                             (327,708)                  29,293
            Other assets                                                                          (475,162)                 215,569
            Accounts payable                                                                       357,409                 (364,092)
            Accrued expenses and other current liabilities                                         282,284                 (127,529)
                                                                                               -----------              -----------
Net cash (used) by operating activities                                                         (1,786,425)              (2,659,145)
                                                                                               -----------              -----------
INVESTING ACTIVITIES:
            Property and Equipment                                                                  41,942                 (348,259)
            Restricted Cash                                                                         44,610                   (1,427)
                                                                                               -----------              -----------
Net cash provided (used) by investing activities                                                    86,552                 (349,686)
                                                                                               -----------              -----------
FINANCING ACTIVITIES:
            Deferred financing cost                                                               (134,000)                (134,000)
            Payments on capital lease obligation                                                   (16,802)                 (32,525)
            Repayments on long-term debt                                                          (572,545)              (1,874,387)
            Deferred compensation expense                                                          190,856                        -
            Net proceeds from issuance of common stock                                                   -                9,478,603
            Net proceeds from issuance of preferred stock                                        1,114,706                        -
            Long Term- Note Payable(Note 4)                                                        500,000                        -
            Compensation expense for warrants issued                                               359,017                        -
                                                                                               -----------              -----------
Net cash provided by financing activities                                                        1,441,232                7,437,691
                                                                                               -----------              -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                                               (258,641)               4,428,860
            Cash, Beginning of period                                                            1,028,586                  210,723
                                                                                               -----------              -----------

            Cash, End of period                                                                    769,945                4,639,583
                                                                                               ===========              ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
            Income taxes                                                                             7,669                        -
            Cash paid for interest                                                                 200,925                  291,978


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION
            Reclasssification of depreciation from fixed assets-CoinBank machines                  357,470                        -



                                                            See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1:  GENERAL

PRESENTATION OF INTERIM INFORMATION:
------------------------------------

  In the opinion of the management of Cash Technologies, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 1999, and the results of operation and cash flows for the six months ended November 30, 1999 and 1998. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

  The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 1999, filed with the SEC. The results of operations for the three-month and six-month period ended November 30, 1999, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.


BASIS OF PRESENTATION:
----------------------

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

NOTE 2.   COMMITMENTS AND CONTINGENCIES

  As previously disclosed, in January 1997, the Company entered into a five-year licensing and manufacturing services agreement with Geld Bearbeitungs Systeme GES.m.b.H., an Austrian corporation (''Geld''). Pursuant to that agreement Geld granted the Company the exclusive, perpetual right to use certain technology incorporated in CoinBank machines in North and South America and Asia, provided that the Company purchases a minimum quantity of coin-counting components used in CoinBank machines over the term of the agreement.

  As previously disclosed, in August 1998, the Company entered into a three-year distribution agreement with Geld, subject to successive one-year renewal periods. Pursuant to that agreement Geld granted the Company the exclusive right to distribute and sell cash processing equipment in all areas of the world not covered by the January 1997 agreement between Geld and the Company (the "Territory"), except to certain financial institutions in Austria, provided that the Company purchases a minimum number of cash processing machines from Geld over a specified period during the initial three-year term of the April 1997 agreement.

  As previously disclosed, in March 1999, the Company entered into a letter of intent to acquire 51% of the capital stock of the Geld (the "Acquisition") and at that time the parties were completing their due diligence and financial statements while continuing to negotiate the terms of a definitive purchase agreement, as well as side agreements such as the terms of the employment agreements for key employees.

  The Company and Geld have recently been in a dispute regarding the 1998 Distribution Agreement. The dispute involves primarily the quantity of machines to be produced by Geld for the European market. The dispute does not affect the Company's North American rights pursuant to the January 1997, Licensing Agreement. Additionally the Company and Geld are in dispute over certain matters related to the license and manufacturing agreement. In September 1999, the Company initiated a suit against Geld regarding certain rights under the licensing agreement and the acquisition. There can be no assurance that the dispute can be resolved. The proposed acquisition of Geld may not occur or may be delayed until resolution of these disputes is accomplished.

  The Company has negotiated an agreement with Tecwings Industrialisierung und Electronickproduktion GmbH for the continued manufacturing of CoinBank machines.

  As previously disclosed, in December 1997, Vindex USA, Inc. filed a complaint against CoinBank Automated Systems, Inc.("CAS"), a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The Company believes that the complaint is without merit and is defending this lawsuit.


NOTE 3: STOCKHOLDERS EQUITY

  In order to raise funds for working capital and the development of the Company's E-Commerce Message Management Architecture (EMMA) system, on July 27, 1999, the Company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company did not engage any broker dealer as placement agent and the Company's officers and directors directed the selling efforts. In the event that the Company had been assisted by selling agents it intended to pay commissions of 10% to those eligible to receive them. The Company was offering up to 52,500 units, each unit comprised of (I) 10 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II)
5 Series A Common Stock Purchase Warrants.    Each share of the Series A
Preferred Stock is convertible into one share of Common Stock. The Series A Warrants are exercisable at $12.00 per share. The securities in the private offering were being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. The securities may not be transferred or resold except pursuant to registration under the Securities Act of 1933 or an exemption therefrom.

  As of November 30, 1999, the Company completed this offering and received gross proceeds of $1,122,188. The Company recorded a liability of $7,482 in September 1999. The Company also paid sales commission of $69,825 in January of 2000. The Company has issued or will issue (i) 118,125 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (ii) 53,809 Series A Common Stock Purchase Warrants (exercisable at $12.00 per share).

  In order to raise funds for working capital and the development of EMMA, on December 31, 1999, the company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering up to 60 Units were offered. Each Unit consists of (i) a Secured Convertible Promissory Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share. The securities in the private offering memorandum were sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. The securities may not be transferred or resold except pursuant to registration under the Securities Act or an exemption therefrom.

  The Company completed the offering on January 5, 2000 and raised approximately $3,350,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs.

  The Company recorded Deemed Dividends of $485,871 for both the Preferred Stock and Common Stock Purchase Warrants issued for the period. This amount was based on (i) the difference between the closing market price and the offering price of the Preferred Stock plus (ii) the value of the Warrants associated with the Preferred Stock, valued using the Black Scholes model.

  The Company issued one hundred thousand (100,000) Stock Purchase Warrants to Starr Securities at $10.375 each for consulting services including advice related to future merger, acquisition, financing and other capital transactions. These options have been valued at $190,856 using the Black Scholes model and are recorded as deferred offering costs.

  The Company issued Gunn Allen Securities twenty five thousand (25,000) Stock Purchase Warrants at $10.375 for services related to assisting the Company with future capital transactions in late August of 1999. These options were not recorded in the first quarter of 1999 and were subsequently recorded in the second quarter of 1999. These options have been valued at $47,714 and expensed using the Black Scholes model.

  The Company also issued Gunn Allen Securities one hundred thousand (100,000) Stock Purchase Warrants at $11.3125 for services related to assisting the Company with future capital transactions in September of 1999. These options have been valued at $208,099 and expensed using the Black Scholes model.

  The Company also issued WAB Capital twenty five thousand (25,000) Stock Purchase Warrants at $12.9375 for consulting and research services in November of 1999. These options have been valued at $51,291 and expensed using the Black Scholes model.

  The Company also issued Howard Brand thirty thousand (30,000) Stock Purchase Warrants at $11.3125. These options have been valued at $62,431 using Black Scholes model.

NOTE 4: RELATED PARTY TRANSACTION

  The Company obtained a long-term loan for $500,000 from Gunn Allen Securities. The loan was due either (i) December 31, 2000 or (ii) the date that the company completes any debt or equity financing.

The sum of $500,000 was repaid from the proceeds of the December 31, 1999 private offering, together with interest from the date thereof at the rate of ten percent (10%) per annum, computed on the basis of a 365-day year and actual days elapsed.

NOTE 5: GOING CONCERN

  The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company raised additional capital in 1998 and in 1999, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operation in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended May 31,1999 indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

NOTE 6: OTHER INCOME

  On October 1, 1999, the Company and Coinstar, Inc. agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar, for a total of $923,438.

NOTE 7: MARKETABLE SECURITIES

  Marketable securities are considered as "Available for Sale Securities" FASB 115 and any changes in the market value would be an adjustment to Stockholder's Equity.

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

DESCRIPTION OF BUSINESS
-----------------------

  Cash Technologies, Inc., a Delaware Corporation, was incorporated in August, 1995, however its coin processing operations were commenced by its now wholly-owned subsidiary, National Cash Processors, Inc. ("NCP"), a Delaware corporation, which was incorporated in May, 1994. NCP became a subsidiary of the Company in January 1996. The U.S. CoinBank operations are conducted through the Company's wholly owned subsidiary, CoinBank Automated Systems, Inc. ("CAS"), a Delaware corporation, incorporated in November 1995. The European CoinBank operations are conducted through the Company's wholly-owned subsidiary CoinBank Automation Handels GmbH, incorporated in Austria in February 1998. Unless the context otherwise requires, references herein to the Company refer to Cash Technologies, Inc. and its wholly-owned subsidiaries.

  The Company currently generates revenues through the purchase of loose United States coin and currency which is acquired in bulk at a small discount from face value and then counted, sorted, wrapped and re-sold primarily to a variety of retail businesses at face value plus a small fee or deposited to the Federal Reserve Bank for credit to the Company's account. The Company also generates revenues from CoinBank machine sales and the fees from the operation of self-service CoinBank Machines. The Company's expenses have exceeded net revenues since inception. For the fiscal year ended May 31, 1997, 1998, and 1999, the Company sustained net losses of $1,547,805, $2,727,145 and $5,711,964, respectively. The Company incurred a net loss of $322,390 and $1,862,892 for the three month and the six-month periods ended November 30, 1999, respectively.

  At the present time, the Company is primarily focused on the development of its E-Commerce Message Management Architecture (EMMA[/TM/]) transaction processing software and its ATM-X[/TM/] enhanced ATM. This e-commerce system will provide transaction processing for Internet and non-Internet based transactions such as electronic bill payment, check cashing, the issuance of money orders, pre-paid phone cards and the dispensing of event tickets and other functions on automated teller machines
(ATMs), CoinBank machines and other similar devices. Various internet based transactions can also be facilitated by EMMA, including automated account activation, ATM-card purchasing and other financial services.

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

  Revenues generated from the sale of CoinBank machines were approximately 45% of net revenues compared to fee income from "free placement" machines, which accounted for approximately 13% of net revenues for the six months ended November 30, 1999. The Company anticipates that the revenues generated from the sale of CoinBank machines will continue to be an increasing source of future revenues, while transaction and licensing fees derived from the EMMA transaction processing system will eventually become the largest source of the Company's future revenues.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1998.

  Gross revenues include the value of the coins and currency processed, CoinBank machine sales and fee income for the three months ended November 30, 1999, amounted to $10,830,398 compared to $11,799,969 for the comparable 1998 period. The decrease in gross revenue was primarily attributable to the normal periodic fluctuation in the value of currency processed for LACMTA during the three month period and Company's planned reduction of certain pilot "free placement" CoinBank machine customers during the fourth quarter of fiscal 1999. As a result of the sale of CoinBank machines and the elimination of "free placement" CoinBank machines, net revenues for the 1999 period increased to $468,682, or 4.33% of gross revenues, compared to $242,738, or 2.06% of gross revenues for 1998 period.

  Cost of revenues for the three months ended November 30,1999, was $419,824 compared to $163,928 during the comparable 1998 period. The increase in direct costs was primarily the result of the reclassification of direct labor, telephone and depreciation expenses into the Cost of Revenues from Selling, General and Administrative Expenses and the cost of CoinBank machines sold during the period.

  Gross profit for the three months ended November 30, 1999, was $48,858 compared to $78,810 for the three months ended November 30, 1998. Gross profit was impacted by the reclassification of SG&A expenses referred to in Cost of Revenues. The reclassification and increased cost was partially offset by a positive contribution from CoinBank machine sales as well as reductions in direct labor and supply costs associated with the elimination of "free placement" CoinBank machine customers referred to in Gross Revenues.

  Selling, General and Administrative expenses for the three months ended November 30, 1999, increased to $1,173,721 compared to $1,161,504 for the three months ended November 30, 1998. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. During this period $437,438 of software development expenses were capitalized, the result of portions of the Company's transaction processing platform that have reached commercial viability.

  Depreciation and amortization expenses for the three months ended November 30, 1999, and 1998, were $15,278 and $57,272. The decrease in depreciation was the result of reclassifying depreciation into Cost of Revenues. Interest expense for the three months ended November 30, 1999, and 1998, was $100,631 and $110,329.

  Other Income for the three months ended November 30, 1999 was $923,438 compared to $0 for the same period in 1998. This income was the result of the settlement of a lawsuit with Coinstar, Inc. The Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar for a total value of $923,438.

  As a result of the foregoing, net loss for the three months ended November 30, 1999, and 1998, was $322,390 and $1,250,295, respectively.


SIX MONTHS ENDED NOVEMBER 30, 1999, COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 1998.

  Gross revenues include the value of the coins and currency processed, and CoinBank machine sales and fee income for the six months ended November 30, 1999, amounted to $21,648,663 compared to

$25,678,723 for the comparable 1998 period. The decrease in gross revenue was primarily attributable to the normal periodic fluctuation in the value of currency processed for LACMTA during the six month period and Company's planned reduction of "free placement" CoinBank machine customers during the fourth quarter of fiscal 1999. As a result of the sale of CoinBank machines, the elimination of "free placement" CoinBank machines, net revenues for the 1999 period increased to $764,535 or 3.53% of gross revenues, compared to $492,169, or 1.92% of gross revenues for 1998 period.

   Cost of revenues for the six months ended November 30,1999, was $745,890 compared to $330,500 during the comparable 1998 period. The increase in direct costs was primarily the result of the reclassification of direct labor, telephone and depreciation expenses into the Cost of Revenues from Selling, General and Administrative Expenses and the cost of CoinBank machines sold during the period.

  Gross profit for the six months ended November 30, 1999, was $18,645 compared to $161,669 for the six months ended November 30, 1998. Gross profit was impacted by the reclassification of SG&A expenses referred to in Cost of Revenues. The reclassification and increased cost was partially offset by a positive contribution from CoinBank machine sales as well as reductions in direct labor and supply costs associated with the elimination of "free placement" CoinBank machine customers referred to in Gross Revenues.

  Selling, General and Administrative expenses for the six months ended November 30, 1999, increased to $2,563,432 compared to $2,096,719 for the six months ended November 30, 1998. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. During this period $437,438 of software development expenses were capitalized, the result of portions of the Company's transaction processing platform having reached commercial viability.

  Depreciation and amortization expenses for the six months ended November 30, 1999, and 1998, were $32,949 and $114,221. The decrease in depreciation was the result of reclassifying depreciation into Cost of Revenues. Interest expense for the six months ended November 30, 1999, and 1998, was $200,925 and $321,303. The decrease in interest expense was due to reduced debt early in fiscal 1999.

  Other Income for the six months ended November 30, 1999 was $923,438 compared to $0 for the same period in 1998. This income was the result of the settlement of a lawsuit with Coinstar, Inc. The Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar for a total value of $923,438.

  As a result of the foregoing, net losses for the six months ended November 30, 1999, and 1998, were $1,862,892 and $2,370,574, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At November 30, 1999, the Company had a working capital deficit of $992,719 and unrestricted cash and cash equivalents of $769,945 compared to working capital of $3,439,773 and unrestricted cash and cash equivalents of $4,639,583 at November 30, 1998. Since inception, the Company has satisfied its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, and various borrowings.

  Net cash used in operating activities was $1,786,425 for the six months ended November 30, 1999, as compared to net cash used in operating activities of $2,659,145 for the six months ended November 30, 1998. The decrease in net cash used in operating activities during the 1999 period was primarily the result of increases in: accounts payable, $357,409, and accrued expenses and other current liabilities, $282,284 and the decreases in: other current assets, $327,708 (Coinstar Inc. marketable securities), and other assets, $475,162 (deferred cost and software capitalization).

  Net cash provided by investing activities was $86,552 for the six months ended November 30, 1999, as compared to net cash used by investing activities of $349,686 for the six months ended November 30, 1998. The increase in net cash provided in investing activities was attributable to no additional purchases of equipment and release of restricted cash.

  Net cash provided by financing activities for the quarter ended November 30, 1999, was $1,441,232, as compared to net cash provided by financing activities of $7,437,691 for the six months ended November 30, 1998. The $1,441,232 primarily consist of financing costs and debt repayment offset by proceeds from the private offering outlined below and a loan for $500,000. The increase in net cash provided by financing activities for the 1998 period was primarily attributable to the Company's Initial Public Offering plus the exercise of the over allotment option, which netted approximately $9.5 million.

  In order to raise funds for working capital and the development of the Company's E-Commerce Message Management Architecture (EMMA) system, on July 27, 1999, the Company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company did not engage any broker dealer as placement agent and the Company's officers and directors directed the selling efforts. In the event that the Company had been assisted by selling agents it intended to pay commissions of 10% to those eligible to receive them. The Company was offering up to 52,500 units, each unit comprised of (I) 10 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II)
5 Series A Common Stock Purchase Warrants.    Each share of the Series A
Preferred Stock is convertible into one share of Common Stock. The Series A Warrants are exercisable at $12.00 per share. The securities in the private offering were being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. The securities may not be transferred or resold except pursuant to registration under the Securities Act of 1933 or an exemption therefrom.

  As of November 30, 1999, the Company completed this offering and received gross proceeds of $1,122,188. The Company recorded a liability of $7,482 in September 1999. The Company also paid sales commission of $69,825 in January of 2000. The Company has issued or will issue (I) 118,125 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II) 53,809 Series A Common Stock Purchase Warrants (at $12.00 each).

  On October 1, 1999, the Company and Coinstar, Inc. agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar. The Company granted Coinstar a non-exclusive license to certain technology related to bulk coin processing and certain other rights. The parties agreed to dismiss all claims in the suit with prejudice.

  In order to raise funds for working capital and the development of EMMA, on December 31, 1999, the company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering up to 60 Units were offered. Each Unit consists of (i) a Secured Convertible Promissory Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share. The securities in the private offering memorandum were sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. The securities may not be transferred or resold except pursuant to registration under the Securities Act or an exemption therefrom.

  The Company completed the offering on January 5, 2000 and raised approximately $3,350,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs.

  Based on the Company's current proposed plans and assumptions, the Company anticipates that the net proceeds of its private offering will be sufficient to satisfy its contemplated cash requirements for approximately three to four months. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for its services or otherwise), the Company could be required to seek additional financing sooner than currently anticipated. The Company has no current arrangements with respect to additional financing. Consequently, there can be no assurance that an additional financing will become available to the Company when needed, on commercially reasonable terms, or at all.

  As previously disclosed, the Company continues to be engaged in discussions regarding an acquisition of all or part of the Company (including stock and assets transfers). The Board of Directors has not been requested to consider any definitive transaction. No letters of intent have been entered into by the Company. There can be no assurance that any such transactions will be consummated, or that the terms will be favorable to the Company or its shareholders.

  The Company continues to suffer recurring losses from operations as of November 30, 1999, and has not generated sufficient revenue producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion, which indicated there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirement and launch new products, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to curtail operations.

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

  As of January 15, 2000, management is not aware of any problems that have affected the company, its hardware, software or its operations as a result of any year 2000 issues.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


  On October 1, 1999, the Company and Coinstar, Inc. agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar. The Company granted Coinstar a non-exclusive license to certain technology related to bulk coin processing and certain other rights. The parties agreed to dismiss all claims in the suit with prejudice.

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

ITEM 2.   CHANGE IN SECURITIES

  In order to raise funds for working capital and the development of the Company's E-Commerce Message Management Architecture (EMMA) system, on July 27, 1999, the Company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company did not engage any broker dealer as placement agent and the Company's officers and directors directed the selling efforts. In the event that the Company had been assisted by selling agents it intended to pay commissions of 10% to those eligible to receive them. The Company was offering up to 52,500 units, each unit comprised of (I) 10 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II)
5 Series A Common Stock Purchase Warrants.    Each share of the Series A
Preferred Stock is convertible into one share of Common Stock. The Series A Warrants are exercisable at $12.00 per share. The securities in the private offering were being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. The securities may not be transferred or resold except pursuant to registration under the Securities Act of 1933 or an exemption therefrom.

  As of November 30, 1999, the Company completed this offering and received gross proceeds of $1,122,188. The Company recorded a liability of $7,482 in September 1999. The Company also paid sales commission of $69,825 in January of 2000. The Company has issued or will issue (I) 118,125 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II) 53,809 Series A Common Stock Purchase Warrants (at $12.00 each).

  In order to raise funds for working capital and the development of EMMA, on December 31, 1999, the company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering up to 60 Units were offered. Each Unit consists of (i) a Secured Convertible Promissory Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share. The securities in the private offering memorandum were sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. The securities may not be transferred or resold except pursuant to registration under the Securities Act or an exemption therefrom.

  The Company completed the offering on January 5, 2000 and raised approximately $3,350,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5. OTHER INFORMATION

Effective January 12, 2000, Howard Brand has replaced Robert M. Gielow as Chief Financial Officer of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.      Description
-----------      -----------

27               Article 5 of Regulation S-X

4.3              Form of Series B Redeemable Warrant

(b)   Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended November 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized the 14th day of January 2000.


CASH TECHNOLOGIES, INC.


By:  /S/ Bruce Korman
________________________________________
Bruce Korman
President and Chief Executive Officer


By:  /S/  Jeff "Aftab" Zahed
________________________________________
Jeff Zahed
Controller
(Principal Accounting Officer)