Form 10QSB
period 2000-02-29
CASH TECHNOLOGIES INC
filed 2000-04-19
CIK 1022964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                          __________________________
                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR NINE MONTH PERIOD ENDED FEBRUARY 29, 2000

OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-24569
                              ------------------

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

                              -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

                             --------------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

On April 19, 2000, there were 3,519,824 shares of common stock, $ .01 par value, issued and outstanding.

                            CASH TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                                                                            PAGE NO.


PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:

             Consolidated Balance Sheets as of February 29, 2000(unaudited) and
             May 31, 1999....................................................................................................   3

             Consolidated Statements of Operations for the three month period ended
             February 29, 2000 and 1999 (unaudited)..........................................................................   4

             Consolidated Statements of Operations for the nine month period ended
             February 29, 2000 and 1999 (unaudited)..........................................................................   4

             Consolidated Statements of Cash Flows for the nine month period ended
             February 29, 2000 and 1999 (unaudited)..........................................................................   5

             Notes to Consolidated Financial Statements for the nine month period ended
             February 29, 2000 and 1999 (unaudited)..........................................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................................................................  10


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................................  18

Item 2.  Changes in Securities...............................................................................................  18

Item 3.  Default Upon Senior Securities......................................................................................  20

Item 4.  Submission of Matters to a Vote of Security Holders.................................................................  20

Item 5.  Exhibits and Reports on Form 8-K....................................................................................  20

SIGNATURES...................................................................................................................  21

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                             CASH TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                      FEBRUARY 29               MAY 31
                                                                                         2000                    1999
                                                                                   --------------------    --------------------
                                                                                       (Unaudited)              (Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                               $ 1,639,622             $ 1,028,586
Cash Restricted                                                                                   -                  44,610
Accounts Receivable                                                                         325,175                 136,277
Inventories                                                                                  77,748                 201,555
Prepaid expenses and other current assets                                                     6,725                   9,256
                                                                                --------------------    --------------------

Total Current Assets                                                                      2,049,270               1,420,284

COINBANK MACHINES HELD FOR SALE                                                           1,359,453               1,577,065

PROPERTY AND EQUIPMENT (net)                                                              1,249,790               1,393,689

CAPITALIZED SOFTWARE COSTS                                                                  805,490                       -

OTHER ASSETS                                                                                228,256                  56,682
                                                                                --------------------    --------------------

TOTAL ASSETS                                                                              5,692,259               4,447,720
                                                                                ====================    ====================


LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of Notes Payable                                                       1,259,214               1,172,732
Current maturities of Capital Lease Obligations                                              24,801                  42,563
Accounts Payable                                                                            227,750                 208,620
Accrued expenses & other current liabilities                                                492,404                 388,588
                                                                                --------------------    --------------------

Total Current Liabilities                                                                 2,004,169               1,812,503

Notes Payable less current maturities                                                     4,822,817               2,564,723

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS EQUITY (DEFICIENCY):
Common Stock                                                                                 35,198                  34,887
Redeemable Preferred Stock                                                                1,122,188                       -
Additional Paid In Capital                                                               13,875,447              11,323,780
Accumulated Deficit                                                                     (16,167,560)            (11,288,173)
                                                                                --------------------    --------------------

Total stockholders' equity (deficiency)                                                  (1,134,727)                 70,494
                                                                                --------------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDER EQUITY (DEFICIENCY)                                   $ 5,692,259             $ 4,447,720
                                                                                ====================    ====================

            See notes to condensed consolidated financial statements

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                                                                           CASH TECHNOLOGIES, INC.
                                                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               THREE MONTHS  ENDED FEBRUARY 29                NINE MONTHS ENDED FEBRUARY 29
                                               2000                     1999                   2000                    1999
                                           -------------         -----------------         ------------          -----------------
                                            (Unaudited)             (Unaudited)             (Unaudited)              (Unaudited)
GROSS REVENUES*                             $ 10,178,312            $ 10,552,415           $ 31,817,231            $ 36,231,138
                                            ============            ============           ============            ============

NET REVENUES                                   $ 220,913                 203,919              $ 985,440                 696,088
COST OF REVENUES                                 285,388                 175,059              1,031,278                 505,559
                                            -------------           ------------           ------------            ------------

GROSS PROFIT/LOSS                                (64,475)                 28,860                (45,838)                190,529

NON-CASH COMPENSATION                            317,159                       -                317,159                       -
SELLING, GENERAL, & ADMIN EXP.                 1,092,301               1,220,514            $ 3,655,733               3,317,226
DEPRECIATION & AMORTIZATION EXP.                  51,547                  81,799                 84,497                 196,020
                                            ------------            ------------           ------------            ------------

OPERATING LOSS                                (1,525,482)             (1,273,453)            (4,103,227)             (3,322,717)

OTHER INCOME                                           -                       -                923,438                       -

DEEMED INTEREST - STOCKS/WARRANTS                852,632                       -                852,632                       -
INTEREST EXPENSE                                 115,732                 100,369                316,657                 421,672
                                            ------------            ------------           ------------            ------------

LOSS BEFORE INCOME TAXES                      (2,493,846)             (1,373,822)            (4,349,078)             (3,744,389)
INCOME TAXES                                           -                   2,400                  7,669                   2,400
                                            ------------            ------------           ------------            ------------

NET LOSS                                      (2,493,846)             (1,376,222)            (4,356,747)             (3,746,789)
                                            ============            ============           ============            ============

Deemed Dividends to preferred Shareholders        21,787                       -                522,640                       -

Net income (loss) Allocable to common
shareholders                                  (2,515,633)             (1,376,222)            (4,879,387)             (3,746,789)

Basic and diluted net loss per share             $ (0.72)                $ (0.39)               $ (1.40)                $ (1.07)

Basic and diluted weighted average
shares of common stock outstanding             3,508,242               3,488,665              3,495,191               3,488,665
                                            ============            ============           ============            ============


            *Gross revenues include the value of coin and currency processed and does not present revenue under generally accepted accounting principles

           See notes to condensed consolidated financial statements

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                             CASH TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR NINE MONTHS ENDED FEBRUARY 29
                                                                                        2/29/00                        2/28/99
                                                                                  ------------------            -------------------
                                                                                     (Unaudited)                     (Unaudited)
OPERATING ACTIVITIES:
Net Loss                                                                                (4,356,747)                   (3,746,789)
Adjustments to reconcile net loss to net cash used by
operating activities:
Cashless Exercise - Stock Options                                                          317,159                             -
Deemed Interest                                                                            852,632                             -
Compensation Expense                                                                       579,816                             -
Depreciation and amortization                                                              176,027                       196,020
Impairment of CoinBank Machines held for Sale                                               14,090                          (511)
Changes in operating assets and liabilities:
              Accrued interest                                                              42,188                             -
              Account receivable                                                          (188,899)                         (968)
              Inventories Coin/Currency                                                    123,807                       (19,963)
              Inventories CoinBank Machines                                                183,574                             -
              Prepaid expenses and other current assets                                      2,531                        22,755
              Other assets                                                                 (37,573)                      349,189
              Capitalized Software                                                        (805,490)                            -
              Accounts payable                                                              19,130                      (158,219)
              Accrued expenses and other current liabilities                              (214,285)                     (102,282)
                                                                                ------------------                 -------------

Net cash (used) by operating activities                                                 (3,292,040)                   (3,460,767)
                                                                                ------------------                 -------------

INVESTING ACTIVITIES:
              Property and Equipment                                                       (12,181)                     (629,962)
              Restricted Cash                                                               44,610                        (2,139)
              Sale of Equipment                                                                  -                         2,759
                                                                                ------------------                 -------------
Net cash provided (used) by investing activities                                            32,429                      (629,342)
                                                                                ------------------                 -------------

FINANCING ACTIVITIES:
              Deferred financing cost                                                     (134,000)                     (134,000)
              Payments on capital lease obligation                                         (17,762)                      (47,648)
              Repayments on long-term debt                                                (791,279)                   (2,114,885)
              Proceeds - PPM                                                             3,375,000                             -
              Net proceeds from issuance of common stock                                         -                     9,478,326
              Net proceeds from issuance of preferred stock                              1,122,188                             -
              Discounts - Stocks/Warrants                                                  316,500                             -
                                                                                ------------------                 -------------

Net cash provided by financing activities                                                3,870,647                     7,181,793
                                                                                ------------------                 -------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                        611,036                     3,091,683
              Cash and Cash Equivalent, Beginning of period                              1,028,586                       210,723
                                                                                ------------------                 -------------

              Cash and Cash Equivalent, End of period                                    1,639,622                     3,302,406
                                                                                ==================                 =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
              Income taxes                                                                   7,669                             -
              Cash paid for interest                                                       274,469                       421,672

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION
              Reclasssification of depreciation from
              fixed assets-CoinBank machines                                               357,470                             -
              Conversion of debt to equity                                                       -                     1,412,106



            See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE 1:  GENERAL

PRESENTATION OF INTERIM INFORMATION:
------------------------------------

     In the opinion of the management of Cash Technologies, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 29, 2000 and the results of operation and cash flows for the Nine months ended February 29, 2000 and 1999. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 1999, filed with the SEC. The results of operations for the three-month and nine-month period ended February 29, 2000, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.


BASIS OF PRESENTATION:
----------------------

     The unaudited condensed consolidated financial statements of Cash Technologies, Inc. and its subsidiaries National Cash Processors Inc., CoinBank Automated Systems, Inc. and CoinBank Automation Handels GmbH, Salzburg, Austria, (collectively, the "Company") included herein, reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows, for the periods presented.


NOTE 2.   COMMITMENTS AND CONTINGENCIES

     In January 1997, the Company entered into a five-year licensing and manufacturing services agreement with Geld Bearbeitungs Systeme GmbH, an Austrian corporation (''Geld''). Pursuant to that agreement Geld granted the Company the exclusive, perpetual right to use certain technology incorporated in CoinBank machines in North and South America and Asia, provided that the Company purchases a minimum quantity of coin-counting components used in CoinBank machines over the term of the agreement.

     In August 1998, the Company entered into a three-year distribution agreement with Geld, subject to successive one-year renewal periods. Pursuant to that agreement Geld granted the Company the exclusive right to distribute and sell cash processing equipment in all areas of the world not covered by the January

1997 agreement between Geld and the Company (the ''Territory''), except to certain financial institutions in Austria, provided that the Company purchases a minimum number of cash processing machines from Geld over a specified period during the initial three-year term of the April 1997 agreement.

     In March 1999, the Company entered into a letter of intent to acquire 51% of the capital stock of the Geld (the "Acquisition") and at that time the parties were completing their due diligence and financial statements while continuing to negotiate the terms of a definitive purchase agreement, as well as side agreements such as the terms of the employment agreements for key employees.

     The Company and Geld have recently been in a dispute regarding the 1998 Distribution Agreement. The dispute involves primarily the quantity of machines to be produced by Geld for the European market. The dispute does not affect the Company's North American rights pursuant to the January 1997, Licensing Agreement. Additionally the Company and Geld are in dispute over certain matters related to the license and manufacturing agreement. In September 1999, the Company initiated a suit against Geld regarding certain rights under the licensing agreement and the acquisition. There can be no assurance that the dispute can be resolved. The proposed acquisition of Geld may not occur or may be delayed until resolution of these disputes are accomplished.

     The Company has negotiated an agreement with Tecwings Industrialisierung und Electronickproduktion GmbH for the continued manufacturing of CoinBank machines.

     In December 1997, Vindex USA, Inc. filed a complaint against CoinBank Automated Systems, Inc.("CAS"), a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The court rendered a judgement in favor of Vindex USA, however the company has made motion for a new trial.


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

     On November 30, 1999, the Company completed this offering and received gross proceeds of $1,122,188. The Company also paid sales commission of $69,825 in January of 2000. The Company has issued (i) 118,125 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (ii) 53,809 Series A Common Stock Purchase Warrants (exercisable at $12.00 per share).

     The Company recorded deemed dividends of $522,640 for the Preferred Stock issued for the period. This amount was based on (i) the difference between the closing market price and the offering price of the

Preferred Stock plus (ii) the value of the Warrants associated with the Preferred Stock, valued using the Black Scholes model.

     The Company issued one hundred thousand (100,000) Stock Purchase Warrants to Starr Securities at $10.375 each for consulting services including advice related to future merger, acquisition, financing and other capital transactions. These options have been valued at $190,856 using the Black Scholes model and are recorded as deferred offering costs.

     The Company issued Gunn Allen Securities twenty five thousand (25,000) Stock Purchase Warrants at $10.375 for services related to assisting the Company with future capital transactions in late August of 1999. These options were not recorded in the first quarter of 1999 and were subsequently recorded in the second quarter of 1999. These options have been valued at $47,714 using the Black Scholes model and this amount was recorded as an expense.

     The Company also issued Gunn Allen Securities one hundred thousand (100,000) Stock Purchase Warrants at $11.3125 for services related to assisting the Company with future capital transactions in September of 1999. These options have been valued at $208,099 using the Black Scholes model and this amount was recorded as an expense.

     The Company also issued WAB Capital twenty five thousand (25,000) Stock Purchase Warrants at $12.9375 for consulting and research services in November of 1999. These options have been valued at $51,291 using the Black Scholes model and this amount was recorded as an expense.

     The Company also issued Howard Brand thirty thousand (30,000) Stock Purchase Warrants at $11.3125. These options have been valued at $62,431 using Black Scholes model and this amount is being expensed over a one year period. The Company has recorded an expense of $31,214 for the nine months ended February 29, 2000.

     During the three months ended February 29, 2000, the company issued 31,159 shares of common stock in conjunction with the exercise of stock options by our employees. In order to effect a cashless transaction, an additional 58,059 incentive stock options were forfeited. These Shares of Common Stock are restricted for a period of one year from the date of exercise. This cashless transaction resulted in a charge to noncash compensation of $317,159.

     The Company issued 337,500 Stock Purchase Warrants in connection with the second debt offering. See Note 7.


NOTE 4: RELATED PARTY TRANSACTION

     The Company obtained a long-term loan for $500,000 from Gunn Allen Securities. The loan was due either (i) on December 31, 2000, (ii) the date that the company completes any debt or equity financing, but (iii) prior to December 31, 2001. The sum of $500,000 was repaid from the proceeds of the January 2000, private offering, together with interest from the date thereof at the rate of ten percent (10%) per annum, computed on the basis of a 365-day year using actual days elapsed. The loan was repaid in January, 2000.

NOTE 5: GOING CONCERN

     The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company raised additional capital in 1998 and in 1999, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operation in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended May 31,1999, indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

NOTE 6: OTHER INCOME

     On October 1, 1999, the Company and Coinstar, Inc. agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar, for a total of $923,438. In October 1999, the shares were recorded at a market price of $323,428 and in January 2000, they were sold for $353,170, recognizing a gain of $29,732.


NOTE 7: LONG-TERM DEBT

     In order to raise funds for the development of EMMA, on December 31, 1999, the company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D ("the Offering"). The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering 67.5 Units were sold. Each Unit consists of (i) a Secured Convertible Promissory Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share. The securities in the private offering memorandum were sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities may not be transferred or resold except pursuant to registration under the Securities Act or an exemption therefrom.

     The Company completed the Offering on January 5, 2000 and raised $3,375,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs.

     The Offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense of which $35,167 was amortized during the three months ended February 29, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ''Securities Act''), and Section 21E of the Securities Exchange Act of 1934, as amended (the ''Exchange Act''), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believe", "expects", "may", "will", "should", "seeks", "approximately", "intends", "plans", "pro forma", "estimates" or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: market acceptance of the Company's products, limited marketing experience, uncertainty of product development, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.


DESCRIPTION OF BUSINESS

     Cash Technologies, Inc., a Delaware Corporation, was incorporated in August, 1995, however its cash processing operations were commenced by its now wholly-owned subsidiary, National Cash Processors, Inc. ("NCP"), a Delaware corporation, which was incorporated in May, 1994. NCP became a subsidiary of the Company in January 1996. The U.S. CoinBank operations are conducted through the Company's wholly owned subsidiary, CoinBank Automated Systems, Inc. ("CAS"), a Delaware corporation, incorporated in November 1995. The European CoinBank operations are conducted through the Company's wholly-owned subsidiary CoinBank Automation Handels GmbH, incorporated in Austria in February, 1998. Unless the context otherwise requires, references herein to the Company refer to Cash Technologies, Inc. and its wholly-owned subsidiaries.

     At the present time, the Company is primarily focused on the development of its E-Commerce Message Management Architecture (EMMA(TM)) transaction processing software and its ATM-X(TM) enhanced ATM. This software platform will provide transaction processing for Internet and non-Internet based transactions such as electronic bill payment, check cashing, the issuance of money orders, pre-paid phone cards and the dispensing of event tickets and other functions on automated teller machines (ATMs) and similar devices. Various Internet based transactions can also be facilitated by EMMA, including automated account activation, ATM-card purchasing and other financial services.

     The Company recently announced its plan to expand its EMMA system provide essential Business-To-Business (B2B) services to small and midsize companies. Services will include interconnectivity between otherwise incompatible financial systems, settlement of purchase transactions and other specialized activities, made possible through the functionality of the EMMA transaction processing platform. EMMA's capabilities allow it to route, translate and manage financial and non-financial messages seamlessly between networks and clients using otherwise incompatible protocols.

     The Company currently generates revenues through the purchase of United States coin and currency which is acquired in bulk at a small discount from face value and then counted, sorted, wrapped and re-sold primarily to a variety of retail businesses at face value plus a small fee or deposited to the Federal Reserve Bank for credit to the Company's account. The Company also generates revenues from CoinBank machine sales and the fees from the operation of self-service CoinBank Machines. The Company's expenses have exceeded net revenues since inception. For the fiscal year ended May 31, 1997, 1998, and 1999, the Company sustained net losses of $1,547,805, $2,727,145 and $5,711,964, respectively. The Company incurred net losses of $2,493,846 and $4,356,747 for the three and nine-month periods ended February 29, 2000, respectively.

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

     Due to its e-commerce systems development effort, the Company will continue to be required to make certain up-front expenditures. The Company anticipates that losses will continue for the foreseeable future.

     Revenues generated from the sale of CoinBank machines were approximately 31% of net revenues compared to fee income from "free placement" machines, which accounted for approximately 69% of net revenues for the nine months ended February 29, 2000. The Company anticipates that transaction and licensing fees derived from the EMMA transaction processing system will eventually become the largest source of the Company's future revenues.

     The Company was awarded a contract to count, process and purchase currency for the Los Angeles County Metropolitan Transportation Authority ("LACMTA") for a fee of approximately 1% of all currency processed commencing on April 1, 2000, and with subsequent renewals, ending on March 31, 2005. The Company expects to purchase and process between $35 and $40 million dollars of currency on this contract during fiscal 2000. The Company records as revenue the service fee charged for the processing of currency.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 29, 2000, COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999.

     Gross revenues include the value of the cash processed, CoinBank machine sales and fee income for the three months ended February 29, 2000, amounted to $10,178,312 compared to $10,552,415 for the comparable 1999 period. The decrease in gross revenue was primarily attributable to the normal periodic fluctuation in the value of currency processed for LACMTA during the three months period and Company's planned reduction of certain pilot "free placement" CoinBank machine customers during the third quarter of fiscal 2000. As a result of the elimination of "free placement" CoinBank machines, net revenues for the 2000 period increased to $220,913 or 2.17% of gross revenues, compared to $203,919, or 1.93% of gross revenues for 1999 period.

     Cost of revenues for the three months ended February 29, 2000, was $285,388 compared to $175,059 during the comparable 1999 period. The increase in direct costs was primarily the result of the reclassification of certain direct labor, telephone and depreciation expenses into the Cost of Revenues from Selling, General and Administrative Expenses.

     Gross loss for the three months ended February 29, 2000, was $(64,475) compared to a gross profit of $28,860 for the three months ended February 28, 1999. Gross profit was impacted by the reclassification of SG&A expenses referred to in Cost of Revenues.

     Non-cash compensation expense for the three months ended February 29, 2000, was $317,159 compared to none during the 1999 period. This expense was due to the company issuing 31,159 shares of common stock in conjunction with the cashless exercise of stock options by the employees

     Selling, General and Administrative expenses for the three months ended February 29, 2000, decreased to $1,092,301 compared to $1,220,514 for the three months ended February 28, 1999. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. During this period $368,052 of software development expenses were capitalized, the result of portions of the Company's transaction processing platform that have reached commercial viability.

     Depreciation and amortization expenses for the three months ended February 29, 2000, and 1999, were $51,547 and $81,799. The decrease in depreciation was the result of reclassifying depreciation into Cost of Revenues.

     Interest expense for the three months ended February 29, 2000, and 1999, was $115,732 and $100,369. Moreover a deemed interest expense of $852,632 was also recognized in conjunction with the beneficial conversion of debt, associated with the second private placement.

     As a result of the foregoing, net losses for the three months ended February 29, 2000, and 1999, were $2,493,846 and $1,376,222, respectively.

NINE MONTHS ENDED FEBRUARY 29, 2000, COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 1999.

     Gross revenues, including the value of cash processed, and CoinBank machine sales and fee income for the nine months ended February 29, 2000, amounted to $31,817,231 compared to $36,231,138 for the comparable 1999 period. The decrease in gross revenue was primarily attributable to the normal periodic fluctuation in the value of currency processed for LACMTA during the nine month period and Company's planned reduction of "free placement" CoinBank machine customers during the third quarter of fiscal 2000. As a result of the sale of CoinBank machines, the elimination of "free placement" CoinBank machines, net revenues for the 2000 period increased to $985,440 or 3.10% of gross revenues, compared to $696,088, or 1.92% of gross revenues for 1999 period.

     Cost of revenues for the nine months ended February 29, 2000, was $1,031,278 compared to $505,559 during the comparable 1999 period. The increase in direct costs was primarily the result of the reclassification of direct labor, telephone and depreciation expenses into the Cost of Revenues from Selling, General and Administrative Expenses and the cost of CoinBank machines sold during the period.

     Gross loss for the nine months ended February 29, 2000, was $(45,838) compared to a gross profit of $190,529 for the nine months ended February 28, 1999. Gross profit was impacted by the reclassification of SG&A expenses referred to in Cost of Revenues. The reclassification and increased cost was partially offset by a positive contribution from CoinBank machine sales as well as reductions in direct labor and supply costs associated with the elimination of "free placement" CoinBank machine customers referred to in Gross Revenues.

     Non-cash compensation expense for the nine months ended February 29, 2000, was $317,159 compared to none during the 1999 period. This expense was due to the company issuing 31,159 shares of common stock in conjunction with the cashless exercise of stock options by the employees

     Selling, General and Administrative expenses for the nine months ended February 29, 2000, increased to $3,655,733 compared to $3,317,226 for the nine months ended February 28, 1999. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. During this period $805,490 of software development expenses were capitalized, the result of portions of the Company's transaction processing platform having reached commercial viability.

     Depreciation and amortization expenses for the nine months ended February 29, 2000, and 1999, were $84,497 and $196,020. The decrease in depreciation was the result of reclassifying depreciation into Cost of Revenues.

     Interest expense for the nine months ended February 29, 2000, and 1999, was $316,657 and $421,672. The decrease in interest expense was due to reduced debt early in fiscal 2000. Moreover a deemed interest expense of $852,632 was also recognized in conjunction with the beneficial conversion of debt, associated with the second private placement.

     Other Income for the nine months ended February 29, 2000 was $923,438 compared to $0 for the same period in 1999. This income was the result of the settlement of a lawsuit with Coinstar, Inc. The Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar for a total value of $923,438.

     The Company has sold approximately 42 of the machines held for sale between July 1, 1999 and February 29, 2000. The Company believes that the number of Coinbank machines held for sale will continue to be justified based upon current sales and sales projections. Nevertheless, there is no guarantee these sales will occur. If the Company fails to sell a sufficient number of machines to justify the current ones held for sale, then in future periods, the company may be required to take an impairment charge.

  As a result of the foregoing, net losses for the nine months ended February 29, 2000, and 1999, were $4,356,747 and $3,746,789, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At February 29, 2000, the Company had unrestricted cash and cash equivalents of $1,639,622 compared to unrestricted cash and cash equivalents of $3,302,406 at February 28, 1999. Since inception, the Company has satisfied its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, and various borrowings.

     Net cash used in operating activities was $3,292,040 for the nine months ended February 29, 2000, as compared to net cash used in operating activities of $3,460,768 for the nine months ended February 28, 1999. The decrease in net cash used in operating activities, during the 2000 period was primarily the result of increases in: accounts payable, $19,130, accrued expenses of $214,285 and accounts receivable of $188,899.

     Net cash provided by investing activities was $32,429 for the nine months ended February 29, 2000, as compared to net cash used by investing activities of $629,342 for the nine months ended February 28, 1999. The increase in net cash provided in investing activities was attributable to reduction in additional purchases of equipment and release of restricted cash.

     Net cash provided by financing activities for the nine months ended February 29, 2000, was $3,870,647 as compared to net cash provided by financing activities of $7,181,793 for the nine months ended February 28, 1999. The amount of $3,870,958 primarily consists of financing costs and debt repayment offset by proceeds from the private placement offering outlined below. The decrease in net cash provided by financing activities for the 1999 period was primarily attributable to the Company's Initial Public Offering plus the exercise of the over allotment option, which netted approximately $9.5 million.

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

     On October 1, 1999, the Company and Coinstar, Inc. agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar. The Company granted Coinstar a non-exclusive license to certain technology related to bulk coin processing and certain other rights. The parties agreed to dismiss all claims in the suit with prejudice. In October 1999, the shares were recorded at market price of $323,428 and in January 2000, they were sold for $353,170, recognizing a gain of $29,732.

     In order to raise funds for the development of EMMA, on December 31, 1999, the company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering up to 67.5 units were sold. Each Unit consists of (i) a Secured Convertible Promissory Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share. The securities in the private offering memorandum were sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities may not be transferred or resold except pursuant to registration under the Securities Act or an exemption therefrom.

     The Company completed the offering on January 5, 2000 and raised $3,375,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs.

     The Offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense of which $35,167 was amortized during the three months ended February 29, 2000.

     Based on the Company's current proposed plans and assumptions, the Company anticipates that the net proceeds of its private offering will be sufficient to satisfy its contemplated cash requirements for approximately three to four months. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, decreased demand for its services or otherwise), the Company could be required to obtain additional financing sooner than currently anticipated. The Company is currently negotiating additional financing, however there can be no assurance that these negotiations will successfully result in additional financing when needed, on commercially reasonable terms, or at all.

     As previously disclosed, the Company continues to be engaged in discussions regarding an acquisition of all or part of the Company (including stock and assets transfers). The Board of Directors has not been requested to consider any definitive transaction. No letters of intent have been entered into by the Company. There can be no assurance that any such transactions will be consummated or that the terms will be favorable to the Company or its shareholders.

     The Company continues to suffer recurring losses from operations as of February 29, 2000, and has not generated sufficient revenue producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion, which indicated there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirement and launch new products, but may not be able to do so.
While the Company is confident that it will raise the additional capital required, should the Company not be able to do so, it may have to curtail operations.

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

     The Company has completed an initial assessment of potential Year 2000 for its own computer systems and business processes. Based upon this assessment, the Company believes its computer software, hardware and its embedded technologies will present limited Year 2000 Issues. Additionally, the Company has not experienced any material problems with the Year 2000 change.

     As of April 19, 2000, management is not aware of any problems that have affected the company, its hardware, software or its operations as a result of any year 2000 issues.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS


     On October 1, 1999, the Company and Coinstar, Inc. agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar for a total of $923,438. The Company granted Coinstar a non-exclusive license to certain technology related to bulk coin processing and certain other rights. The parties agreed to dismiss all claims in the suit with prejudice. In October 1999, the shares were recorded at market price of $323,428 and in January 2000, they were sold for $353,170, recognizing a gain of $29,732.

     In December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The court rendered a judgement in favor of Vindex USA, however the Company has made a motion for a new trial.


ITEM 2.   CHANGE IN SECURITIES

    In order to raise funds for working capital and the development of the Company's E-Commerce Message Management Architecture (EMMA) system, on July 27, 1999, the Company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. In the event that the Company had been assisted by selling agents, it intended to pay commissions of 10% to those
eligible to receive them.   The Company was offering up to 52,500 units, each
unit comprised of (I) 10 shares of Series A 8% Cumulative Convertible Redeemable
Preferred Stock and (II) 5 Series A Common Stock Purchase Warrants.    Each
share of the Series A Preferred Stock is convertible into one share of Common Stock. The Series A Warrants are exercisable at $12.00 per share. The securities in the private offering were being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities may not be transferred or resold except pursuant to registration under the Securities Act of 1933 or an exemption therefrom.

     On November 30, 1999, the Company completed this offering and received gross proceeds of $1,122,188. The Company also paid sales commission of $69,825 in January of 2000. The Company has issued or will issue (I) 118,125 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II) 53,809 Series A Common Stock Purchase Warrants (at $12.00 each).

     In order to raise funds for the development of EMMA, on December 31, 1999, the company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering 67.5 Units were sold. Each Unit consists of (i) a Secured Convertible Promissory Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share. The securities in the private offering memorandum were sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities may not be transferred or resold except pursuant to registration under the Securities Act or an exemption therefrom.

     The Company completed the offering on January 5, 2000 and raised $3,375,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs.

     The Offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense of which $35,167 was amortized during the three months ended February 29, 2000.

     During the three months ended February 29, 2000, the company issued 31,159 shares of common stock in conjunction with the exercise of stock options by its employees. In order to affect a cashless transaction, an additional 58,059 incentive stock options were forfeited. These Shares of Common Stock are restricted for a period of one year from the date of exercise.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

Not Applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit No.      Description
-----------      -----------

4.3              Form of Series B Redeemable Warrant

10.1             Forms of 10% Secured Convertible Promissory Note

10.2             Form of Security Agreement

10.3             Form of Registration Rights Agreement

27               Financial Data Schedule

(b)   Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended February 29, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized the 19th day of April 2000.



CASH TECHNOLOGIES, INC.


By:  /S/ Bruce Korman
________________________________________
Bruce Korman
President and Chief Executive Officer


By:  /S/  Howard Brand
________________________________________
Howard Brand
Chief Financial Officer