Form 10KSB40
period 2000-05-31
CASH TECHNOLOGIES INC
filed 2000-09-13
CIK 1022964

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB
(Mark One)
X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

  For the fiscal year ended May 31, 2000

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
              None                                           None

 Securities registered under Section 12(g) of the Exchange Act: American Stock
                                    Exchange


                                                     Name of Each Exchange
                                                     ---------------------
      Title of Each Class                              on Which Registered
      -------------------                              -------------------
  Common Stock, $ .01 Par Value                      American Stock Exchange

    X  Check whether the issuer (1) filed all reports required to be filed by
   ---
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X  No
   ---   ---

    X  Check if there is no disclosure of delinquent filers in response to Item
   ---
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form    10-K. Yes X   No
                                          ---    ---


    The Company's gross revenues, for its fiscal year ended May 31, 2000, were $42,301,355 and its net revenues were $1,161,764. Gross revenue does not represent revenue under generally accepted accounting principles. See "Management Discussion and Analysis".

    On May 31, 2000, the aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $7.875 at which the stock was sold on such date was, approximately $27,737,325.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

    On May 31, 2000, there were 3,522,200 shares of Common Stock, $ .01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

    In addition to historical information, the information included in this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately, "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: significant and immediate need for capital, market acceptance of the Company's products, technological restrictions upon development, limited marketing experience, uncertainty of product development, including our EMMA technology, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.


                                     PART I

Item 1. Description of Business
-------------------------------


Introduction
------------

    Cash Technologies, Inc., is a Delaware Corporation, incorporated in August, 1995. Unless the context otherwise requires, references herein to the Company refer to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation, incorporated in May, 1994, which became a subsidiary of the Company in January, 1996; CoinBank Automated Systems, Inc., a Delaware corporation, incorporated in November, 1995; and CoinBank Automation Handels GmbH, Salzburg, Austria incorporated in February, 1998.

Electronic Message Management Architecture (EMMA) Transaction Processing System

    In 1996, the Company began its development of an enhanced version of an automated teller machine which was designated the ATM-X. The ATM-X was designed to provide a range of services not typically offered by ATM machines, such as electronic bill payment, instant activated phone cards, event ticketing and others. As development efforts proceeded, the Company discovered a significant market demand for such a product and the need to create a robust transaction processing system that could link the new ATMs with the worldwide financial networks in order to provide these new services to ATMs, kiosks and PCs.

    In December of 1997, the Company filed a patent application describing its transaction processing and networking technologies. The technology, which was later named EMMA (E-commerce Message Management Architecture), allows for the seamless integration of conventional ATM and credit card (point-of-sale) networks with non-bank networks and the Internet. The explosion of Internet e-commerce has created, in management's opinion, a demand for EMMA's unique capabilities to provide e-commerce access from ATMs and Point-Of-Sale (POS) terminals, as well as increased security for financial transactions conducted over the public Internet.

    EMMA's capabilities, with interfaces to the Company's various e-commerce partners, allows it to seamlessly interface financial networks, particularly the four main channels through which trillions of dollars are transacted each year:
(1) the ATM network; (2) the credit card network; (3) the Automated Clearing House (ACH) network; and (4) cash, thus allowing individuals with no ATM card or credit card to access the services offered.

    In December, 1999, the Company entered into an agreement with Rent Way, Inc. and installed three ATM-X machines in the Rentway stores as a pilot program in early 2000. As of August 5, 2000, the machines are in operation and fully functional providing check cashing and standard ATM functions.

    Commercial Cash Processing

    While the Company has, in recent years, expanded its operations into other technologies, it began and continues to do business as a cash processor through its National Cash Processors, Inc. subsidiary. Typically, currency is purchased in bulk at a discount of between 1% and 2% from face value. After counting, sorting and/or wrapping, the Company either promptly resells the processed currency at face value plus a small fee (approximately $10.00 per $1,000 worth of bills sorted) to a variety of customers, including armored car companies, or deposits it at face value at the Federal Reserve Bank for credit to the Company's account. The Company continues to process currency but has ceased its coin processing operation and does not intend to actively engage in the coin processing business in the future.


    Coin Counting Equipment

    In 1995, the Company began its development of CoinBank(R) self-service coin counting machines, distributed through its CoinBank Automated Systems, Inc. subsidiary. The machines accept and count loose coin, then generate a receipt redeemable for the amount counted less a service fee of typically 7-9%. This receipt can then be exchanged for currency or goods. The machines provide individuals and small businesses with a convenient method for the disposing of their accumulated loose coin without the need for pre-sorting or wrapping. The Company has performed extensive field tests with these machines in Southern California, New England and Europe. The machines can be readily configured to count coin denominations from most countries in the world. An important feature of the machines, for which the Company filed for patent protection in 1997, is their ability to reject extraneous materials such as foreign objects and slugs, minimizing down time and repairs.

    The Company is marketing the machines to other equipment manufacturer "OEM" customers (manufacturers of cash handling equipment), companies with existing equipment distribution and service channels and directly to retailers and financial institutions.

    During the fiscal year, the Company's market analysis for self-service coin counting machines indicated that retailers were demanding higher profit margins from the operation of these devices than that being offered through the "free-placement" business model. The Company concluded that its free-placement program should be supplanted by direct sales of these machines to retail store chains and removed substantially all of its free-placement machines from operation, including the termination of its agreement with Shaw's Supermarkets. See "Legal Proceedings". Though the Company intends to complete certain potential direct sales of its coin machines, it intends to focus substantially all of its efforts and operations on the continued development and deployment of the EMMA technology.

Product Development
--------------------

     Electronic Message Management Architecture (EMMA) Transaction Processing System

     Technical Description

     The EMMA Platform implements a flexible message class format that allows for constructing multiple transactions and transaction types at a financial terminal, such as an ATM or Point-Of-Sale (POS) terminal, or other client device, such as a wireless device (cellular phone, PDA, etc.) and transmitting those as a single message or transaction request, to the EMMA Host. These messages can then be easily converted into message structures that are widely used in the financial industry.

     The EMMA Host parses the EMMA Message from the client and prioritizes the enclosed transactions. The EMMA specification allows sophisticated relationships to be created between transactions that require inter-dependencies between the various legs of each transaction. The EMMA Host then manages each leg, or sub-transaction, individually. It also manages each sub-transaction as a separate communication process. For example, an electronic bill payment transaction might first require access to a customer's bank account to verify available funds, then notification of the payment to the biller (through a remittance processor such as Checkfree) and finally the transfer of funds to the biller. In this example, each leg required management, routing and a distinct communication protocol.

     A unique capability of EMMA is its ability to manage and communicate the various transaction messages in parallel, or asynchronously, expediting transaction processing and permitting the aggregation of transactions for payment purposes. For example, a customer may select four different services at an ATM, such as the payment of a bill, the purchase of a movie ticket, the transfer of funds and getting cash, and, once selected, these transactions can be completed simultaneously and with a single payment.

     Designed from the ground up to work in the institutional transaction processing environment, EMMA is robust, scaleable and reliable, expandable as needed to meet larger transaction flows as market demand for "advanced-function services" increases.


ATM-X(TM), POS-X(TM)

     The Company has developed the client software for an enhanced version of an automated teller machine, designated the ATM-X and a POS terminal, designated POS-X. The software permits these devices to offer a full range of financial services not typically offered by ATMs and POS terminals, such as check cashing, electronic bill payment, instant activated phone cards, event ticketing and Internet products and services. In partnership with ATM manufacturer Diebold, Inc., in March, 2000, the Company completed installation of the first ATM-X pilot at three stores owned by Rent Way. As of May 31, 2000, the machines are in operation and fully functional, providing automated check cashing and ATM functions. As of May 31, 2000, no POS-X terminals have yet been deployed. As intended, the Company used a portion of the proceeds of its initial public offering for further testing and refinements of these products. There can be no assurance that third-party manufacturers, such as Diebold, continue to provide the hardware needed for the ATM-X and POS-X machines or that they or we, will be able to successfully market the device.


Industry (Market) Overview
--------------------------

  Electronic Message Management Architecture (EMMA) Transaction Processing
System

   Data networking has been an enabling technology for the financial industry. Using financial networks, financial institutions can present and collect financial information at the locations where transactions are initiated and provide services that are an improvement over paper-based transactions. As a result of networking, financial institutions have changed the normal course of doing business and have encouraged the growth of global enterprises.

   In recent years, however, the limitations of the aging infrastructure of the financial networks are being highlighted by the rise of public networking. The most notable example of public networking, the Internet, depends for its high availability and security upon advances in network hardware, new protocols, and high-speed digital communications lines. In contrast, the standard in financial networking infrastructure is a generation behind the majority of business and consumer networks.

   This disparity in infrastructure introduces limitations such as the need for more bandwidth and easier access. But bandwidth is only one problem. Each existing aging financial network transacts independently via specific industry protocols which by design prohibit the free flow of information from one network to another--e.g., the POS network only communicates within the POS network, ATM's transact exclusively via the ATM network and neither can interface with the Internet. This problem becomes the significant stumbling block for the implementation of advances in security, network control and routing.

  EMMA potentially offers the financial industry a bridge technology that provides remedy to the disparity within existing systems. The EMMA Platform is meant to provide a solution that will work in parallel with the current financial networks, interacting with each without any requirement for those networks to change their current operation. It supports the beneficial features of those networks and overcomes their limitations. It promises to provide an up-to-date solution that can implement the newest technologies, as well as carry the weight of the transaction volume from older terminals and, in effect, converts these legacy systems into unaware participants in a more sophisticated network.


Commercial Cash Processing Services
-----------------------------------

  Cash Processing Facility
  -------------------------

  The Company operates a cash processing facility in Los Angeles, California, where it counts currency, which it purchases in bulk from a variety of commercial institutions at a small discount from face value. The Company then sorts, wraps and resells the processed coin and currency to various retail customers at face value plus a small fee or deposits it at face value at the Federal Reserve Bank for credit to the Company's account. During the fiscal year ended May 31, 2000, the Company derived gross revenue of $39,098,945.00 from its cash processing business. The Company currently has 7 employees engaged in this business.


  Cash Processing Security

  The Company's operations are substantially dependent on maintaining the security of the inventories of currency transported to the Company's facility and stored on the Company's premises. The Company's currency processing facility is located in a secured building. There are no windows in the facility other than a single, bulletproof glass guard lookout. Steel doors provide the only entrances and a security monitoring company hired by the Company monitors the facility 24 hours per day, 365 days per year for robbery, fire and any loss of power or telephone services. Guards control all incoming and outgoing visitors, as well as, employee access to the facility. Closed circuit TV cameras, motion sensors and a computerized access control system monitor and record all activity inside and immediately outside the facility at all times.

  The physical security systems in place at the Company's facility have been rated "AA" (the same top rating maintained by most bank and armored car cash vaults) by Underwriters Laboratories, Inc., which rating will remain effective until at least 2000, so long as the Company maintains its present monitoring procedures. Although the Company believes that it has in place adequate security systems and procedures to safeguard its quantities currency, there can be no assurance that the Company's systems and procedures will be sufficient to ensure against robbery, embezzlement or other losses.

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


Sale of CoinBank Machines
-------------------------

  CoinBank Machine Features

  In December, 1995, the Company commenced developing and marketing CoinBank machines, automated self-service coin counting and processing machines designed to accept and count loose coins for a fee. The CoinBank machine is a freestanding machine that incorporates hardware and electronic components and certain software. The Company has developed three different CoinBank machine models, with variations in coin storage capacity, customer interfaces and external appearance. The most recently developed CoinBank machine model is approximately 65" high, 30" wide and 28" deep and contains a large color interactive touch screen which provides the user prompts as to how to use the machine and which may be used for advertising displays, a credit/debit card reader (some versions support smart cards), an encryption PIN pad, a pre-paid phone card dispenser, a Pentium PC and a thermal printer. Previous models were slightly smaller and did not contain a computer screen. Customers place batches of coins into a CoinBank machine's hopper that feeds coins past a set of sensors that electronically measure the thickness, diameter and metallic properties of each coin. The CoinBank machine returns to the user all extraneous materials such as foreign coins and slugs. The CoinBank machine's software compares these sets of measurements with standard measurements and acceptable tolerances for U.S. coin denominations previously programmed in its memory (re-programmable for another country's denominations), identifies each coin, and either accepts the coin or rejects it to an outside receptacle. The accepted coins are rapidly counted and collected in an internal box.

  The CoinBank machine calculates the gross value of each batch of coins placed into it by a customer, deducts a percentage of the gross batch total (typically 7 1/2% to 9%) and prints out a receipt for the net amount. The CoinBank machine can offer the user a wide assortment of payout options, including a cash receipt, and with the implementation of EMMA, prepaid phone cards or other like services. The customer can bring the receipt to a teller window in a financial institution, or cashier; in the case of a retail location, for deposit to a bank account or in exchange for currency or goods. The CoinBank machine is also capable of being linked to the ATM network in order to permit customers to directly deposit funds to a bank account.

  During the fiscal year, the Company's market analysis for self-service coin counting machines indicated that retailers were demanding higher profit margins from the operation of these devices than that being offered through the "free-placement" business model. The Company concluded that its free-placement program should be supplanted by direct sales of these machines to retail store chains and removed substantially all of its free-placement machines from operation.

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

  The Company currently contracts with one of its suppliers to fabricate the housing and integrate the components of CoinBank machines, including software that is proprietary to the Company.


Marketing
---------

  E-Commerce Message Management Architecture (EMMA) Transaction Processing
System

  EMMA is envisioned to link global financial systems together for the first time. Using the existing worldwide ATM, POS, Internet and financial services infrastructure, the Company expects to provide consumers with direct access to every major method of commerce, including Internet Commerce, from a single terminal or "e-appliance".

  Marketing studies are currently underway. The Company envisions producing revenues through the following methods: (1) transaction processing for third parties; (2) licensing EMMA to other ATM operators worldwide; and (3) advertising and the sale of transaction data.

   Commercial Cash Processing and Coin Machines

   Since inception, the Company has conducted only limited marketing activities and currently has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company conducts substantially all of its own marketing activities and may hire additional marketing personnel, including possibly independent contractors to assist it in marketing CoinBank machines. To date, the Company has conducted marketing of its cash processing services by means of press releases and articles in trade journals targeted at cash-intensive industries. The Company's marketing of CoinBank machines has consisted of entering into market testing arrangements with a limited number of financial institutions and retailers and attending certain industry shows. The Company intends to focus its future coin-machine marketing efforts on the sale of CoinBank machines rather than the free-placement/shared revenue model.


Competition
------------

  EMMA - Electronic Message Management Architecture Transaction Processing
System

There is intense growth is the development and distribution of off-premise (non-bank) financial services, particularly on ATMs, Point-Of-Sale (POS) terminals, specialty kiosks and other devices, including cellular phones and wireless PDAs. Most of this equipment has a limited user interface, although recent equipment models have high-powered, graphical user interfaces. Many support peripherals for dispensing new financial products. While there are a number of companies who have developed transaction processing solutions for specific applications, such as check cashing, event or airline ticketing, prepaid phone cards, etc., the Company is not aware of any competitor that has the Company's plan to provide "advanced function" transaction processing services as its core business. There are no assurances that the market will accept the Company's method of processing or operations. There can be no assurance that another data processing company with greater financial or technical resources will not develop software competitive with EMMA and make the Company's products and services less attractive to prospective customers.

  Coin Machines

  The Company is aware of only one company, CoinStar, Inc., that offers self-service coin counting machines for distribution to the U.S. retail industry. To the Company's knowledge, unlike the Company, which currently focuses its efforts on selling CoinBank machines, this competitor focuses its marketing efforts on installing "free placement" machines. This competitor has installed a number of its machines throughout the United States, and in some cases, such installations are near where the Company has installed or may seek to sell CoinBank machines. There can be no assurance that potential purchasers of CoinBank machines will not prefer to employ this competitor's "free placement" machines. Moreover, there can be no assurance that other companies are not developing or will not seek to develop functionally equivalent products or services for the disposal of large amounts of coins in the future. Certain of the potential competitors may have substantially greater financial, personnel, marketing and other resources than the Company. In addition, there are many companies in the coin processing industry that have the expertise and resources that may encourage them to develop and market products or services that compete with CoinBank machines or that would render CoinBank machines obsolete or less marketable. Moreover, potential customers may elect to establish their own facilities for counting and processing coins or utilize other methods which they believe to be less costly or possess other advantages over CoinBank machines. There can be no assurance that the Company will be able to compete successfully.

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


Intellectual Property
---------------------

  Although the Company has filed applications with the U.S. Patent Office to obtain a patent on its CoinBank counting and dispensing machine and an additional application with respect to its EMMA Platform, there can be no assurance that any patent will be granted, or that if granted, it will afford the Company any meaningful protection. The Company does not currently hold any patents with respect to any software or hardware used by it in its operations and there can be no assurance that any issued patents will be granted to it. The Company relies on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of certain software developed by it and used primarily in its cash processing operations ("Developed Software"). Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the Developed Software. Although the Company believes that the Developed Software and other software used in its operations does not infringe upon the rights of others, there can be no assurance that the Developed Software or such other software does not and will not infringe upon the patents or intellectual property rights of others. See "Legal Proceedings" and " Risk Factors"-Litigation

  In the event of infringement, the Company could, under certain circumstances, be required to obtain a license or modify aspects of the Developed Software or such other software or refrain from using such software. There can be no assurance that the Company will have the necessary financial resources to defend any infringement claim made against it or to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on the Company. Moreover, if the Developed Software or other software used in the Company's business is deemed to infringe upon the rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company.

  The Company believes that product recognition is an important competitive factor and promotes the CoinBank name in connection with its marketing activities. The Company received United States trademark registration for the "CoinBank" name in September, 1997. Although the Company is not aware of any claims of infringement or other challenges to the Company's rights to use this trademark, there can be no assurance that the Company's marks do not or will not infringe upon the proprietary rights of others or that the Company's marks would be upheld if challenged.


Employees
----------

  As of May 31, 2000, the Company employed 41 employees and 4 contractors on a full-time basis, of which 15 were engaged in cash processing, 3 were engaged in facilities and security, 4 were engaged in customer service and sales, 9 were engaged in accounting and administration and 14 were engaged in system support and development. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good. On August 1, 2000, the Company had reduced its staff to 30 employees and 5 contractors on a full-time basis, resulting from the curtailment of some of its cash processing activities of which 17 were engaged in system support and technical development. In addition, the Company utilizes the services of two offshore technical development groups, totaling approximately 26 engineers, for some of its software development activities.

Risk Factors
------------

     Limited Operating History; Significant and Continuing Losses. The Company opened its cash processing facility in May, 1994, and commenced installations of CoinBank machines at a limited number of bank branches in December, 1995. As of August 1, 2000, the company has removed substantially all of its free-placement CoinBank machines from field operation. Additionally, the Company is continuing to develop its EMMA Platform and has not had any commercial activity from the system, except for the pilot at three Rent Way stores. Accordingly, the Company has a limited operating history upon which an evaluation of the Company's performance and prospects can be made. The Company is subject to numerous risks, expenses, delays, problems and difficulties frequently encountered in the establishment of any new business. In the last two years, the Company has incurred significant losses, including net losses of $6,639,901 and $5,711,964 respectively, for its fiscal years ended May 31, 2000 and 1999. At May 31, 2000, the Company had stockholders deficiency of $3,409,724 and an accumulated deficit of $18,472,501. The Company will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with the development of its EMMA Platform (including, without limitation, salaries of executive, technical, marketing and other personnel). The Company anticipates that it will continue to incur significant and increasing losses for the foreseeable future until such time, if ever, as the Company is able to generate sufficient revenues to finance its operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements."

     Going Concern. The Company's independent certified public accountants included an explanatory paragraph in their report for the year ended May 31, 2000, which indicated a substantial doubt as to the ability of the Company to continue as a going concern. This concern is due primarily to substantial debt service requirements and working capital needs. See independent certified public accountant's letter and Item 6. "Liquidity".

     Working Capital Deficit; Significant Capital Requirements. At May 31, 2000, the Company had a working capital deficit of $1,657,722 and available cash of $355,364. On September 8, 2000, the Company had available cash of $562,721. The Company's capital requirements have been and will continue to be significant, and its cash requirements have exceeded cash flow from operations since inception. As a result, the Company was substantially dependent on the proceeds of its initial public offering in July, 1998, and private placements since then of its debt and equity securities to satisfy its working capital requirements. The Company will be dependent upon the proceeds of future private placement offerings or other public offerings to fund development of the EMMA technology, its short-term working capital requirements, fund certain marketing activities and to continue implementing its expansion strategy, including acquisitions such as the proposed acquisition of RBSA (see Proposed Acquisition).


     The Need for Substantial Additional Financing; No Assurance of Additional Personal Guarantees of Corporate Debt by Officers. In the event that the Company's plans or assumptions relating to its operations change or prove to be inaccurate or if the net proceeds of future private placements or other public offerings together with revenues generated from operations prove to be insufficient (due to, among other things, unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for cash processing services, inability to successfully market its products, or other unforeseen circumstances), the Company could be required to seek other alternatives available to it. The Company currently requires and expects over the next fiscal year to continue to need substantial additional capital in order to continue operations There can be no assurance that additional financing from any source will be available to the Company when needed, on commercially reasonable terms, or at all. To the extent that the Company obtains additional financing through the issuance of additional equity securities, any such issuance may involve substantial dilution to the Company's then-existing stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities, the Company will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed will have a material adverse effect on the Company that could require the Company to significantly curtail or possibly cease its operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Uncertainty of Market Acceptance.   In marketing its services, the Company
is attempting to change the traditional methods, such as in-house processing or bank processing, by which holders dispose of large quantities of cash. Commercial establishments and individuals may elect to utilize other methods which they believe to be less costly or possess other advantages over the Company's cash processing services, including establishing their own cash processing operations. Demand for and market acceptance of the EMMA technology is subject to a high level of uncertainty. To date the Company has installed and sold only a limited numbers of CoinBank machines. To date a small number of ATM-X machines utilizing the EMMA technology have been installed for public use. There can be no assurance that the results of the use of the EMMA system when deployed will be well-received or that prior results will be indicative of future market acceptance of the Company's products or services. Commercial establishments and individuals may elect to utilize other methods, which they believe to be less costly or possess other advantages over the EMMA system. Achieving market acceptance will require substantial marketing efforts and the expenditure of a significant amount of funds. See "Business--Market Overview" and "Business--CoinBank Machines."

    Limited Marketing Capabilities.   Since inception, the Company has conducted
only limited marketing activities and currently has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company's marketing plans may be subject to change as a result of a number of factors, including changes in market conditions, the nature of the marketing requested or provided by customers for EMMA transaction processing and other factors. There can be no assurance that the Company's efforts will result in significant initial or continued market acceptance, that emerging markets for the EMMA system and the Company's coin and currency processing services will not be limited, or that the Company will succeed in positioning ATM-X and EMMA system as a preferred method of financial transaction processing. See "Business--Marketing."

     Security Risks; Potential Uninsured Losses.   The Company's currency-
processing operations are substantially dependent upon maintaining the security of the inventories of currency transported to the Company's facility and held on the Company's premises. Although the Company believes that it has in place adequate security systems and procedures to safeguard, there can be no assurance that the Company's systems and procedures will be sufficient to ensure against theft, embezzlement or other losses. The Company also maintains insurance against losses, including those due to theft or embezzlement by independent contractors or the Company's employees, up to an aggregate amount of $5,000,000. However, there can be no assurance that such insurance will provide the Company with an adequate level of coverage in the event of any loss, or that it can be renewed or increased in the future as needed, on commercially reasonable terms or at all. Moreover, the Company may experience an unanticipated loss not covered by such insurance. Partially or completely uninsured losses, if of sufficient magnitude, could have a material adverse effect on the Company's business and results of operations. See "Business--Security."

     Technological Factors; Uncertainty of Product Development. There can be no assurance that the Company's EMMA system will perform satisfactorily all of its intended functions or will prove to be reliable in extensive utilization. See "Business-- Proposed Products."

     Dependence on Third-Party Manufacturers and Third-Party Technology. EMMA system will rely upon existing financial network for transaction processing. As a result, the Company is dependent on third parties for continued operation. Failure of the existing financial network providers to allow access to their network could also have an adverse effect, or cause the company to cease to operate as an EMMA provider. " See "Management Discussion and Analysis of Financial Conditions and Results of Operations."

  Uncertainty of Proposed Expansion.   To date, the Company has generally been
dependent on processing cash purchased directly from third parties to generate substantially all of its revenues. The Company intends to increase its current level of operations, with an emphasis on marketing its EMMA. The Company has achieved limited growth to date, and there can be no assurance that the Company will be able to successfully expand its operations. Expansion of the Company's operations will be largely dependent upon the Company's ability to successfully utilize EMMA via ATMs, POS terminal and other devices; hire and retain skilled technical, marketing and other personnel; establish and maintain satisfactory relationships with banks and retail businesses; and achieve significant market acceptance for the use of advance function services, EMMA and the Company's cash processing services. There can be no assurance that the Company will be able to successfully implement its business plan or that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in its implementation. The Company's prospects could be adversely affected by a decline in the economic prospects of particular individual or commercial customers or segments of cash-intensive markets, which could result in reduction or deferral of requirements for Coinbank machines or the use of EMMA-driven terminals and the EMMA system by prospective customers. There can be no assurance that the Company will be able to achieve significant market acceptance for, EMMA or the Company's Coinbank machines, achieve significant penetration in new geographic markets or successfully expand its operations. See "Business--CoinBank Machines."

     Competition; Technological Obsolescence.   The cash processing industry is
characterized by intense competition and the Company competes primarily with banks (which typically utilize the services of armored car carriers for their coin and currency processing), most of which possess substantially greater financial, personnel, marketing and other resources than the Company. With respect to CoinBank machines, the Company is aware of one other company that offers self-service coin counting. To the Company's knowledge, unlike the Company, which has recently focused its efforts on selling CoinBank machines, this competitor focuses its marketing efforts on installing its machines in supermarkets on a free placement basis. This competitor has installed a number of its machines in the Los Angeles area as well as in other areas of the United States, and, in some cases, such installations are near where the Company has installed or may seek to install and/or sell CoinBank machines. There can be no assurance that potential users of CoinBank machines will not prefer to utilize this competitor's machines, whether because of preference or perceived convenience of location or hours of service or otherwise, or that this competitor will not seek to sell its machines. Moreover, there can be no assurance that other companies are not developing or will not seek to develop functionally equivalent products or services for the disposal of large amounts of coins in the future. In addition, the Company's recently developed EMMA Platform will compete with existing automated teller machines and services offered by financial institutions and other companies that provide services similar to those offered by the ATM-X and EMMA. Certain of the current competitors of the Company as well as potential competitors may have substantially greater financial, personnel, marketing and other resources than the Company. In addition, there are many companies in the coin processing industry that have the expertise and resources that may encourage them to develop and market products or services that compete with the Company or that could render the Company's products and services obsolete or less marketable. Moreover, with respect to the marketing of CoinBank machines, potential customers may elect to establish their own facilities for counting and processing coins or utilize other methods which they believe to be less costly or possess other advantages over CoinBank machines. There can be no assurance that the Company will be able to compete successfully. See "Business-- Competition."

     Potential Adverse Effect of Changing Industry Trends.   Alternatives to the
use of coin and currency, such as checks, credit cards and wire transfer, debit cards, "smart" cards and other forms of electronic currency are increasing. Increasing use of these alternative forms of payment could reduce the frequency of circulation of coin and currency, resulting in decreased need for CoinBank machines. The market for alternative forms of money transfer is characterized by frequent introduction of new products and services and is subject to changing consumer preferences and economic trends. There can be no assurance that the demand for methods of disposing of coin and currency will not decrease significantly or that other factors, over which the Company will have no control, will not have a material adverse effect on the Company's business and results of operations. See "Business--Competition."

     Geographic Concentration of Business; Changes in Economy.   To date, the
Company's operations have been concentrated primarily in Southern California and the Northeastern, U.S.A. The Company's growth prospects will be largely dependent on its ability to achieve greater penetration in these markets as well as significant penetration in new geographic markets. The Company's prospects could be adversely affected by unfavorable general economic conditions, including any downturns in the California or national economies, which could result in an unwillingness by consumers to pay cash processing fees or an increased interest in developing alternative methods of counting and sorting coins, including creating in-house processing facilities. See "Business."

     Risks Relating to International Installations and Sales.   The Company is
seeking to sell additional CoinBank machines outside of the United States. To the extent that the Company is able to expand its operations and sales outside of the United States, of which there can be no assurance, it will become subject to the risks associated with international operations and sales, including economic and political instability, currency fluctuations, credit risks, shipping delays, customs duties, export quotas, foreign government regulations and other trade restrictions, any of which could have a significant impact on the Company's ability to deliver CoinBank machines overseas to purchasers on a competitive and timely basis. See "Business--Possible International Sales of CoinBank Machines."

     Litigation Although the Company has not been served with a complaint, it is aware that Shaw's Supermarkets has filed a lawsuit (Shaw's Supermarkets, Inc.
v. Cash Technologies, Inc., CoinBank Automated Systems Inc. United States District Court, District of Massachusetts) against the Company claiming breach of contract and damages. The Company had operated Coinbank machines in Shaw's locations in New England on a free-placement basis since June, 1999 and had been negotiating a settlement and termination agreement with

Shaw's to terminate the CoinBank machine placements in light of the Company's decision to exit the free placement business. Shaw's is claiming damages in excess of $75,000, for contract termination fees and reimbursements. The Company believes that the amount owed is approximately $55,000 and has accrued for the liability. Furthermore, the Company has potential claims against Shaw's for damages to the machines. The Company intends to defend itself in the suit, if served. There can be no assurance that the Company will be successful in the defense, however the case is not expected to have a material effect on the Company's business.

     In December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The court has entered judgement against Coinbank in favor of Vindex in the sum of $97,864.40. The Company has filed an appeal, which is pending and there are settlement discussions still in progress although the outcome is uncertain.

     We have commenced a lawsuit in Austria against Geld Bearbeitungs Systeme GES.M.B.H., an Austrian entity which had been manufacturing certain of our CoinBank machines. As previously described in our SEC Reports, we have a five year licensing and manufacturing services agreement with Geld. We had previously entered into a letter of intent to acquire Geld and certain disputes have arisen regarding the acquisition and licensing agreements between the parties. We instituted the suit to enforce certain licensing rights under our agreements and to enforce the acquisition letter of intent. Although we believe, based upon advice of our Austrian counsel, that we have a meritorious and strong claim, there can be no assurance that we will be successful in our suit. Recently the Austrian Courts awarded the Company a 10% ownership interest in Geld resulting from a ruling adverse to one of its principals.

     Uncertainty of Patent and Trademark Protection.   Although the Company has
recently filed applications with the U.S. Patent Office to obtain a patent on its CoinBank counting and dispensing machine and with respect to its EMMA Platform, there can be no assurance that any patent will be granted, or that if granted, it will afford the Company any meaningful protection. The Company does not currently hold any patents with respect to any software or hardware used in its operations. The Company intends to rely primarily on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of certain software developed by it and used primarily in its cash processing operations (the "Developed Software"). Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the Developed Software. Although the Company believes that its use of the Developed Software and other software used in its operations does not infringe upon the rights of others, there can be no assurance that the Company's use of the Developed Software or such other software does not and will not infringe upon the patents or intellectual property rights of others. In the event of infringement, the Company could, under certain circumstances, be required to obtain a license or modify aspects of the Developed Software or such other software or refrain from using such software. There can be no assurance that the Company will have the necessary financial resources to defend any infringement claim made against it or to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on the Company. Moreover, if the Developed Software or any other software or hardware used in the Company's business is deemed to infringe upon the rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company. The Company received United States trademark registration for the "CoinBank" name in September, 1997. Although the Company is not aware of any claims of infringement or other challenges to the Company's rights to use this trademark, there can be no assurance that the Company's marks do not or will not infringe upon the proprietary rights of others or that the Company's marks would be upheld if challenged. See "Business--Proprietary Information."

     Dependence on Key Personnel; Need for Qualified Management Personnel.   The
success of the Company will be dependent on the efforts of certain key personnel of the Company, including Mr. Korman, its President and Chief Executive Officer. The Company has a three year employment agreement with Mr. Korman (expiring
2001) which will require Mr. Korman to devote not less than 40 hours per week of his business time to the business of the Company and provides for an initial annual base salary of $120,000 and base salaries of $150,000 and $180,000 in the second and third years, respectively. The loss of the services of Mr. Korman could have a material adverse effect on the Company's business and prospects. Mr. Korman also participates in other business endeavors, which require a portion of his business time. Although Mr. Korman has advised the Company that his participation in outside business matters should not interfere with his performance of his duties as President and Chief Executive Officer of the Company, there can be no assurance that a conflict of interest will not arise with respect to the allocation of Mr. Korman's time or that such conflict would be resolved in favor of the Company. The success of the Company is also dependent upon its ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense, and there can be no assurance that the Company will be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on the Company. See "Management."

     Control by Management.   Mr. Bruce Korman and Mr. Richard Miller, and their
respective affiliates, beneficially own, in the aggregate, approximately 29% of the outstanding Common Stock, as a result, they maybe in a position to act together to effectively control the Company, elect the Company's directors, cause an increase in the authorized capital or the dissolution, merger or sale of the assets of the Company, and generally direct the affairs of the Company. See "Management" and "Principal Stockholders."

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

     Shares Eligible for Future Sale. As of August 30, 2000, we had 3,522,200 shares of common stock outstanding, of which approximately 2,426,132 shares of common stock are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended. All of the remaining 1,096,068 shares of common stock outstanding are restricted securities as that term is defined under Rule 144 promulgated under the Securities Act. The sale of these shares of common stock may have a depressive effect on the market prices prevailing from time to time. This could impair our ability to raise capital through the sale of its equity securities.


     Possible De-listing of Securities from Nasdaq System; Risks Relating to Low Priced "Penny" Stocks. The Company's common stock is listed on American Stock Exchange. In order to continue to be listed on the American Stock Exchange, however, we must, in addition to other requirements, maintain stockholders' equity of at least $4,000,000 and market capitalization of at least $1,000,000. AMEX also receives the right to de-list an entity in its discretion. In connection with the original listing, AMEX granted the Company a waiver to the minimum equity requirement. Among other criteria, AMEX will consider the Company's financial condition and operating results, the public distribution of securities and other non-quantitative criteria. Our failure to meet these maintenance criteria in the future may result in the de-listing of our common stock from AMEX, and trading, if any, in our securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such de-listing, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

  Although we anticipate that our common stock will be continue to be listed for trading on AMEX, if the common stock were to become de-listed from trading on AMEX and the trading price of the common stock were to fall below $5.00 per share on the date the common stock was de-listed, trading in such securities would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock, generally, any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market.


     No Dividends.   To date, the Company has not paid cash dividends on the
Common Stock and does not expect to declare or pay dividends on the Common Stock in the foreseeable future. In addition, the payment of cash dividends may be limited or prohibited by the terms of future loan agreements or the future issuance of Preferred Stock. See "Description of Securities."

    Authorization and Discretionary Issuance of Preferred Stock. The Board of Directors are authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of Preferred Stock. The issuance of such stock could adversely affect the voting power of the holders of Common Stock and, under certain circumstances, make it more difficult for a third party to gain control of the Company, discourage bids for the Common Stock at a premium, or otherwise adversely affect the market price of the Common Stock. There are presently 118,125 shares of Series A Preferred Stock issued and outstanding. See "Description of Securities."


ITEM 2.   DESCRIPTION OF PROPERTY
----------------------------------

     The Company owns no real estate. The Company leases approximately 13,000 square feet of space at 1434 West 11th Street, Los Angeles, CA, which it uses for its executive offices and coin processing facility from Prime Financial Partners, Ltd., an affiliate of Messrs. Korman and Miller. The lease agreement expires in September, 2002 and provides for a base monthly rent of approximately $5,600. The Company believes that its facilities are sufficient to accommodate the Company's anticipated future requirements at the present time.


ITEM 3.   LEGAL PROCEEDINGS
----------------------------

     Although the Company has not been served with a complaint, it is aware that Shaw's Supermarkets has filed a lawsuit (Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. United States District Court, District of Massachusetts) against the Company claiming breach of contract and damages. The Company had operated Coinbank machines in Shaw's locations in New England on a free-placement basis since June, 1999 and had been negotiating a settlement and termination agreement with Shaw's to terminate the

CoinBank machine placements in light of the Company's decision to exit the free placement business. Shaw's is claiming damages in excess of $75,000, for contract termination fees and reimbursements. The Company believes that the amount owed is approximately $55,000 and has accrued for the liability. Furthermore, the Company has potential claims against Shaw's for damages to the machines. The Company intends to defend itself in the suit, if served. There can be no assurance that the Company will be successful in the defense.

   On October 1, 1999, the Company and Coinstar, Inc. agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar for a total value of $923,438. The Company granted Coinstar a non-exclusive license to certain technology related to bulk coin processing and certain other rights. The parties agreed to dismiss all claims in the suit with prejudice. In October, 1999, the shares were recorded at market price of $323,428 and in January, 2000, they were sold for $353,170, recognizing a gain of $29,732.

   In December, 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The court has entered judgement against Coinbank in favor of Vindex in the sum of $97,864.40. The Company has filed an appeal which is pending and there are settlement discussions still in progress although the outcome is uncertain.

  We have commenced a lawsuit in Austria against Geld Bearbeitungs Systeme GES.M.B.H., an Austrian entity which had been manufacturing certain of our CoinBank machines. As previously described in our SEC Reports, we have a five year licensing and manufacturing services agreement with Geld. We had previously entered into a letter of intent to acquire Geld and certain disputes have arisen regarding the acquisition and licensing agreements between the parties. We instituted the suit to enforce certain licensing rights under our agreements and to enforce the acquisition letter of intent. Although we believe, based upon advice of our Austrian counsel, that we have a meritorious and strong claim, there can be no assurance that we will be successful in our suit. Recently the Austrian Courts awarded the Company a 10% ownership interest in Geld resulting from a ruling adverse to one of its principals.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

NONE

                                    PART II

ITEM 5.   Market of Common Equity and Related Stockholder Matters
-----------------------------------------------------------------


  The Company's Common Stock commenced trading on the Nasdaq-SmallCap Market on July 9, 1998. The Company's Common Stock was not traded in any public securities market prior to July 9, 1998. On April 3, 2000, the Company's common stock commenced trading on the American Stock Exchange under the symbol, "TQ".

  The following is the range of closing bid prices for the Common Stock for the periods indicated below:


Year Ending May 31, 2000                             High       Low
                                                    -------   -------
     Q1      June 1 - August 31                    $11.875   $ 10.375
     Q2      September 1 - November 30              13.375    11.3125
     Q3      December 1 - February 29               20.750    13.3125
     Q4      March 1 - May 31                       23.500      6.125

  Year Ending May 31, 1999                           High      Low
                                                    -------   -------

     Q1      July 9 - August 31                    $ 9.875   $ 7.875
     Q2      September 1 - November 30               8.625     5.250
     Q3      December 1 - February 28               11.875     7.375
     Q4      March 1 - May 31                       13.750    10.125

On August 30, 2000, the Company had a 52 week high and low price of $23.50 and $5.00, respectively.

Dividend Policy
---------------

  The Company has never paid any dividends on the Common Stock and the Board of Directors does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. The Board of Directors currently intends to retain all available earnings (if any) generated by the Company's operations for the development and growth of its business. The declaration in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board and will depend upon a variety of factors, including the earnings, capital requirements and financial position of the Company and general economic conditions at the time in question. Moreover, the payment of cash dividends on the Common Stock in the future could be further limited or prohibited by the terms of financing agreements that may be entered into by the Company (e.g., a bank line of credit or an agreement relating to the issuance of other debt securities of the Company) or by the terms of any preferred stock that are or may be issued and then outstanding.


Recent Sales of Unregistered Securities
---------------------------------------


  In a private placement completed in November, 1999, the Company offered up to 52,500 Units, each Unit consisting of Ten Shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock, $.01 par value per share (the "Shares") and five Series A Common Stock Purchase Warrants (the "Warrants"). Each Unit had a purchase price of $95.00. Unless redeemed by the Company, each Share is convertible into one share of Common Stock. Cumulative annual dividends of $.76 (8% per annum) per share will accrue from the date of original issue on the Shares and be payable, when and as declared by the Board of Directors out of funds legally available therefore, to holders of record on the 10th business day prior to the dividend date of June 30, of each year, in cash, or at the option of the Company, Warrants valued at $12.00 per Warrant. The Shares are redeemable by the Company on not less than 30 nor more than 60 days written notice to the registered holders, at any time, at a redemption price of $9.50 per share, plus accumulated dividends. Each Warrant entitles the holder to purchase one share of Common Stock during an exercise period commencing on the date of issuance and terminating three years thereafter, at an exercise price equal to $12.00 per share, subject to adjustments under certain circumstances. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Corporation, subject to the prior preferences and other rights of any Senior Stock, but before any distribution or payment shall be made to the holders of Junior Stock, the holders of the Series A Preferred Stock shall be entitled to be paid $9.50 per share, and no more, in cash and/or in property taken at its fair value as determined by the Board of Directors, at the election of the Board of Directors.

  On December 31, 1999, the company commenced a private offering pursuant to
Section 4(2) of the Securities Act of 1933 and Regulation D. The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering 67.5 Units were sold. Each Unit consisted of (i) a Secured Convertible Promissory
Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share. The Company completed the Offering on January 5, 2000 and raised approximately $3,360,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs. The Series B Warrants are redeemable by the by the Company at a price of $.01 per Warrant provided that the underlying securities are registered, the market price has averaged $18.00 per share for 20 consecutive trading days and the Company has given the Warrant holders at least 20 days written notice to exercise. This Note is secured by substantially all of the assets of the Company. The holders of the notes are Entitled to a first priority lien on the Company's assets subject to preexisting liens.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Overview
---------

     The Company was organized in August, 1995, but its cash processing operations were commenced by its now wholly owned subsidiary, National Cash Processors, Inc. ("NCP") in May, 1994. The Company acquired NCP in January, 1996, from certain affiliates of the Company. The CoinBank portion of the business is conducted through the Company's wholly owned subsidiary CoinBank Automated Systems, Inc., which was incorporated in November, 1995.

  The Company currently generates revenues through the purchase of loose currency which is acquired in bulk at a small discount from face value and then counted, sorted, wrapped and re-sold primarily to a variety of retail businesses at face value plus a small fee or deposited to the Federal Reserve Bank for credit to the Company's account. The Company also generates revenues through the operation of self-service coin counting and processing machines (CoinBank Machines). The Company's expenses have exceeded net revenues since inception. For the fiscal year ended May 31, 1997, the Company sustained net losses of $1,547,805. For the fiscal year ended May 31, 1998, the Company sustained net losses of $2,727,145. For the fiscal year ended May 31, 1999, the Company sustained net losses of $5,711,964. The Company incurred a net loss of $6,639,901 for the year ended May 31, 2000.

  Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as the Company continues to develop its EMMA Platform. Inasmuch as the Company will continue to have a high level of operating expenses, the Company will continue to be required to make certain up-front expenditures in connection with its proposed CoinBank machine sales effort and development of EMMA transaction processing system. The Company anticipates that losses will continue for the foreseeable future.

     The Company records as revenue the service fee charged for coin and currency processed on behalf of a customer but not purchased by the Company. The Company also records as revenue the service fee charged to persons using CoinBank machines. Gross revenues include the value of coin and currency processed and does not represent revenue under generally accepted accounting principles.

  To the limited extent that the Company will market its CoinBank machines, it intends to focus its future efforts on marketing CoinBank machines for sale rather than "free placement". Revenues generated from CoinBank machines accounted for approximately 46% of net revenues for the fiscal year ended May 31, 2000, compared to approximately 54% of net revenues generated from currency processing. Company anticipates that the revenue associated with processing fees derived from EMMA transaction processing system will become the primary source of the Company's future revenues.

  The Company was awarded a contract to count, process and purchase currency for the LACMTA for the period from April 1, 1997 to March 31, 1999, for a fee of approximately 1% of all currency processed. The Company expects to purchase and process between $35 and $40 million worth of currency on this contract during fiscal 2000. The contract was renewed April 1, 2000 to March 31, 2005. The Company records as revenue the service fee charged for the processing of currency pursuant to such contracts. From time to time, the Company may submit bids for additional similar contracts.

Results of Operations
----------------------


  Fiscal Year Ended May 31, 2000, Compared to Year Ended May 31, 1999

  Gross revenues include the value of the coins and currency processed for the fiscal year ended 2000 and amounted to $ 42,301,355 compared to $ 46,381,668 for fiscal year 1999. The decrease in coin and currency processed was primarily attributable to a decrease in the number of coin processing customers during fiscal 2000. This decrease was a direct result of the Company's planned reduction of certain low margin coin processing activities. As a result of the elimination of these low margin coin processing customers, net revenues, (as a percentage of gross revenues) for the fiscal 2000, increased to $1,161,764 or 2.7% of gross revenues compared to $899,836 or 1.9% of gross revenues for fiscal 1999.

  Cost of revenues for the year ended May 31, 2000, was $1,221,247 or 2.9% of gross revenue compared to $765,220 or 1.8% of gross revenue in fiscal 1999. The increase in direct costs was primarily the result of the increased costs associated with servicing remote CoinBank installations and reclassification of certain direct labor, telephone and depreciation costs into the cost of sales from selling, general and administrative expenses.

  Gross loss for the year ended May 31, 2000, was $59,483 or 0.5% of net revenues, as compared to a gross profit of $134,616 or 15% of net revenues for the year ended May 31, 1999. The decrease in gross profit was primarily attributable to the increased direct costs associated with the operation of CoinBank Automated Systems and reclassification of certain direct labor, telephone and depreciation costs into the cost of sales from selling, general and administrative expenses.

  Selling, general and administrative expenses for the year ended May 31, 2000, increased to $4,973,344 compared to expenses of $4,872,676 for the fiscal year 1999. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase in selling, general and administrative costs is due to increase in non-cash compensation cost offset by a decrease in other costs due to cut backs in spending. Included in selling, general and administrative expenses is non-cash compensation expense of $926,918 and $0 for the year ended May 31, 2000 and 1999, respectively. This expense was due to the Company issuing 31,159 shares of common stock in conjunction with the cashless exercise of stock options by the employees as well as issuing various warrants.

  Impairment on coin machines for fiscal year ended May 31, 2000 was $1,033,759. The impairment was taken due to low inventory turnover for the coin machines. In future periods, additional impairment may be taken based of future sales of coin machines.

  Depreciation and amortization expenses decreased to $156,749 during fiscal 2000 from $299,255 in fiscal 1999. The decrease was primarily attributable to reclassification into cost of sales and transfer of coin machines from property plant and equipment to machines held for sale.

  On October 1, 1999, the Company and Coinstar, Inc. agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar, for a total value of $923,438. In October 1999, the shares were recorded at a market price of $323,428 and in January 2000, they were sold for $353,170, recognizing a gain of $29,732.

  Net interest expense for the fiscal years 2000 and 1999 was $1,332,335 and $516,948 respectively. The decrease in interest expense was due to lower indebtedness. Moreover a deemed interest expense of $852,632 was also recognized in conjunction with the beneficial conversion of debt, associated with the second private placement.

  As a result of the foregoing, net losses for the years ended May 31, 2000 and 1999 were $6,639,901 and $5,711,964, respectively. The increase in net loss was a direct result of the impairment loss on the coin machines held for sale.



   Fiscal Year Ended May 31, 1999, Compared to Year Ended May 31, 1998

   Gross revenues include the value of the coins and currency processed for the year ended 1999 and amounted to $ 46,381,668 compared to $55,529,942 for Fiscal 1998. The decrease in coin and currency processed was primarily attributable to a decrease in the number of coin processing customers during fiscal 1999. This decrease was a direct result of the Company's planned reduction of certain low margin coin processing activities. As a result of the elimination of these low margin coin processing customers net revenues, as a percentage of gross revenues, for the fiscal 1999, increased to $899,836 or 1.9% of gross revenues compared to $878,852 or 1.6% of gross revenues for fiscal 1998.

   Cost of revenues for the year ended May 31, 1999, was $765,220 or 1.7% of gross revenue compared to $509,443, or 0.9% of gross revenue in fiscal 1998. The increase in direct costs was primarily the result of the increased costs associated with servicing remote CoinBank installations.

   Gross profit for the year ended May 31,1999, was $134,616 or 15% of net revenues, as compared to a gross profit of $369,409 or 42% of net revenues for the year ended May 31, 1998. The decrease in gross profit was primarily attributable to the increased direct costs associated with the operation of CoinBank Automated Systems. Additionally National Cash Processing experienced a decrease in the volume of MTA currency plus the elimination of a large coin processing customer.

   Selling, general and administrative expenses for the year ended May 31, 1999, increased to $5,027,693 compared to expenses of $2,342,610 for the fiscal 1998. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase in selling, general and administrative expenses were attributable to the increase in administrative & marketing personnel and promotion as the Company has expanded its operations and customer base. Selling, general and administrative expenses also increased as a direct result of an increase in systems development personnel and activities associated with the development of the EMMA transaction processing system. The Company also recorded a charge on the assets held for sale, a result of changing CoinBank machines from "free placement" units to for-sale units.

   Net interest expense for the fiscal years 1999 and 1998 was $516,948 and $499,840 respectively. The increase in interest expense was due to a one-time bridge financing expense of $80,000.

   Depreciation and amortization expenses increased to $299,255 during fiscal 1999 from $251,090 in fiscal 1998. The increase was primarily attributable to increase in the depreciable value of CoinBank machines, during the period.

   As a result of the foregoing, net losses for the years ended May 31, 1999, and 1998 were $5,711,964 and $2,727,145, respectively.



Liquidity and Capital Resources
-------------------------------

  The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At May 31, 2000, the Company had a working capital deficit of $1,657,722 and unrestricted cash and cash equivalents of $355,364 compared to a working capital deficit of $392,219 and unrestricted cash and cash equivalents of $1,028,586 at May 31, 1999. At September 8, 2000, the Company had a cash balance of $562,721. Since inception, the Company has satisfied its working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit, and loans from stockholders and an affiliate of a previous executive officer of the Company.

     The Company's independent certified public accountants included an explanatory paragraph in their report for the year ended May 31, 2000, which indicated a substantial doubt as to the ability of the Company to continue as a going concern. This concern is due primarily to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

  Net cash used in operating activities was $2,769,086 for the year ended May 31, 2000, as compared to net cash used in operating activities of $5,285,060 for the year ended May 31, 1999. The decrease in net cash used in operating activities during fiscal 2000 was primarily the result of the Company's downsizing of Coinbank operations, increase in accounts receivable of $20,064 and an increase in accounts payable of $161,678.

  Net cash used in investing activities was $1,181,436 for the fiscal year ended May 31, 2000, as compared to $997,688 for the fiscal year ended May 31, 1999. The decrease in net cash used in investing activities was attributable to an increase in capitalized software.

  Net cash provided by financing activities for the year ended May 31, 2000, was $3,277,300, as compared to net cash used of $2,587,881 for the year ended May 31, 1999. The amount of $3,277,300 primarily consists of financing costs and debt repayment offset by proceeds from the private placement offering outlined below. The increase in net cash provided by financing activities for the 2000 period was primarily attributable to the Company's initial public Offering plus the exercise of the over allotment option for the 1999 period, which netted approximately $9.5 million.

     The Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. As of May 31, 2000, there was approximately $2,574,000 of principal outstanding. Some of the amounts drawn under the line of credit are secured by coin machines. Amounts borrowed under this line bear interest at approximately 9.0% per annum, payable over a period of 60 months, subject to certain pre-payment penalties. The Company cannot borrow any further under this credit agreement. The Company is required to make monthly payments of principal and interest on this line of credit, currently approximately $120,000. In May, 2000, the Company began negotiating a modification of the payment terms and on June 29, 2000, obtained a waiver to be in compliance with the payments terms. On September 12, 2000 the Company entered into an agreement in principle with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. Both interest and principal will start amortizing upon completion of a public stock offering. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $100,000 and, after twelve (12) months, restart the amortization of the loans for thirty (30) months. If the Company does not repay the loans in full within twelve (12) months, then an additional $400,000 will be added to the principal portion of the loan. This addition will be financed by GE and amortized over thirty (30) months as described above. The Company has agreed to give GE a lien on all of the assets of the Company subject to any pre existing liens. This agreement is subject to the Company obtaining equity of at least $2,000,000 and final documentation.

  In July, 1998, the Company completed an initial public offering of 1,485,000 shares. Net proceeds to the Company was approximately $8,845,000 after deducting offering-related expenses of approximately $1,550,000. The Company used a portion of the proceeds to repay outstanding indebtedness of $2,178,000. The majority of the remaining proceeds were used in the development of new products and upgrades, expansion of the Company's sales and marketing efforts and general working capital.

  On August 18, 1998, the Company sold 172,750 shares of common stock, in connection with the partial exercise of the underwriter's over-allotment option, at a price of $7.00 per share for gross proceeds of $1,209,250. Net of underwriting commissions and the expenses, the Company received net proceeds of approximately $1,055,000.

  In order to raise funds for working capital and the development of the Company's E-Commerce Message Management Architecture (EMMA) system, on July 27, 1999, the Company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D. The Company offered up to 52,500 units, each unit comprised of (I) 10 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II) 5 Series A Common Stock Purchase Warrants. Each share of the Series A Preferred Stock is convertible into one share of Common Stock. The Series A Warrants are exercisable at $12.00 per share.

  As of November 30, 1999, the Company completed this offering and received gross proceeds of $1,122,188. The Company also paid sales commission of $69,825 in January of 2000. The Company has issued (I) 118,125 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II) 53,809 Series A Common Stock Purchase Warrants (exercisable at $12.00 each).

     In order to raise funds for the development of EMMA, on December 31, 1999, the company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D ("the Offering"). The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering 67.5 Units were sold. Each Unit consisted of (i) a Secured Convertible Promissory Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share.

  The Company completed the offering on January 5, 2000 and raised approximately $3,360,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs.

  The Offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense of which $87,917 was amortized during the three months ended May 31, 2000.


NEW ACCOUNTING PRONOUNCEMENT
----------------------------

  Statement of Financial Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) issued by the FASB is effective for financial statements with fiscal quarters of fiscal years beginning after June 15, 2000. The new standard provides for standardized accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The guidance applies to all entities. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. Fair value measurements are based on the guidance contained in SFAS 107, Disclosures about Fair Value of Financial Instruments. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its results of operations.



ITEM 7. FINANCIAL STATEMENTS
----------------------------


     INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Cash Technologies, Inc.
Los Angeles, California:

  We have audited the accompanying consolidated balance sheets of Cash Technologies, Inc. and subsidiaries (The "Company") as of May 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the financial statements, the Company has suffered significant recurring losses from operations and at May 31, 2000, had a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.
Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                  /s/   BDO Seidman LLP

Los Angeles, California
August 31, 2000, except for Note 9
which is as of September 12, 2000

                             CASH TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                    MAY 31                    MAY 31
                                                                                      2000                     1999
                                                                               --------------------     --------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                            $     355,364           $    1,028,586
Restricted Cash  (Note 1(h))                                                                     -                   44,610
Accounts Receivable                                                                        156,341                  136,277
Inventories                                                                                176,163                  201,555
Prepaid expenses and other current assets                                                      800                    9,256
                                                                               --------------------     --------------------

Total Current Assets                                                                       688,668                1,420,284

COINBANK MACHINES HELD FOR SALE  (Note 1(j))                                             1,282,636                1,577,065

PROPERTY AND EQUIPMENT (net)  (Note 2 & 3)                                                 260,581                1,393,689

CAPITALIZED SOFTWARE COSTS  (Note 1(r))                                                  1,161,214                        -

OTHER ASSETS                                                                                39,500                   56,682
                                                                               --------------------     --------------------

TOTAL ASSETS                                                                             3,432,599                4,447,720
                                                                               ====================     ====================


LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of Notes Payable  (Note 3)                                            1,359,229                1,172,732
Current maturities of Capital Lease Obligations                                                487                   42,563
Accounts Payable                                                                           370,298                  208,620
Accrued expenses & other current liabilities                                               616,376                  388,588
                                                                               --------------------     --------------------

Total Current Liabilities                                                                2,346,390                1,812,503

Long-Term Notes Payable  (Note 3)                                                        1,293,266                2,564,723
Long-Term Convertible Debt  (Note 3)                                                     3,202,667                        -

COMMITMENTS AND CONTINGENCIES  (Note 8)

STOCKHOLDERS EQUITY (DEFICIENCY):  (Note 5)
Common Stock, $0.01 par value, 20,000,000 shares authorized, 3,522,200                      35,198                   34,887
and 3,488,665 issued and outstanding at May 31, 2000 and 1999

8% Cumulative Redeemable Preferred Stock, $0.01 par value; 1,000,000 shares              1,122,188                        -
authorized;
118,125 and '0'  shares issued and outstanding at May 31, 2000 and 1999

Additional Paid In Capital                                                              13,905,391               11,323,780
Accumulated Deficit
                                                                                      (18,472,501)             (11,288,173)
                                                                               --------------------     --------------------

Total stockholders' equity (deficiency)                                                (3,409,724)                   70,494
                                                                               --------------------     --------------------

TOTAL LIABILITIES AND STOCKHOLDER EQUITY (DEFICIENCY)                               $    3,432,599           $    4,447,720
                                                                               ====================     ====================

                 See notes to consolidated financial statements

                             CASH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 YEAR ENDED
                                                                                ENDED MAY 31
                                                                       2000                    1999
                                                                --------------------    --------------------
GROSS REVENUES (Note 1 (e))                                         $    42,301,355       $      46,381,668
                                                                ====================    ====================

NET REVENUES                                                              1,161,764                 899,836
COST OF REVENUES                                                          1,221,247                 765,220
                                                                --------------------    --------------------

GROSS PROFIT (LOSS)                                                        (59,483)                 134,616


SELLING, GENERAL, & ADMINISTRATIVE EXPENSE                                4,973,344               4,872,676
IMPAIRMENT ON COIN MACHINES                                               1,033,759                 155,017
DEPRECIATION & AMORTIZATION EXPENSE                                         156,749                 299,255
                                                                --------------------    --------------------

OPERATING LOSS                                                          (6,223,335)             (5,192,332)

OTHER INCOME  (Note 6)                                                      923,438                       -
INTEREST EXPENSE                                                        (1,332,335)               (516,948)
                                                                --------------------    --------------------

LOSS BEFORE INCOME TAXES                                                (6,632,232)             (5,709,280)
INCOME TAXES  (Note 4)                                                        7,669                   2,684
                                                                --------------------    --------------------

NET LOSS                                                            $   (6,639,901)       $  (5,711,964.00)
                                                                ====================    ====================

Deemed Dividends to preferred Shareholders                                  544,427                       -

Net income (loss) Allocable to common
shareholders                                                            (7,184,328)             (5,711,964)

Basic and diluted net loss per share                               $         (2.05)       $          (1.74)

Basic and diluted weighted average
shares of common stock outstanding                                        3,500,917               3,288,871
                                                                ====================    ====================

                 See notes to consolidated financial statements

                             CASH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 FOR TWELVE MONTHS ENDED MAY 31
                                                                                             2000                       1999
                                                                                      -------------------        -------------------
OPERATING ACTIVITIES:
Net Loss                                                                                 $   (6,639,901)             $   (5,711,964)
Adjustments to reconcile net loss to net cash used by
operating activities:

Noncash Deemed Interest Expense                                                                  852,632                           -
Noncash Compensation Expense                                                                     926,918                           -
Depreciation and amortization                                                                    156,749                     299,255
Impairment of CoinBank Machines held for Sale                                                  1,033,759                     155,017
Gain on sale of asset                                                                                  -                       (511)
Changes in operating assets and liabilities:
              Accrued interest                                                                    56,250                           -
              Account receivable                                                                (20,064)                    (95,879)
              Inventories                                                                         25,392                   (121,770)
              Coinbank machinery held for sale                                                   424,074                           -
              Prepaid expenses and other current assets                                            8,456                      49,042
              Other assets                                                                        17,182                     337,759
              Accounts payable                                                                   161,678                   (351,191)
              Accrued expenses and other current liabilities                                     227,788                     155,182
                                                                                      -------------------        -------------------

Net cash provided by (used in) operating activities                                          (2,769,086)                 (5,285,060)
                                                                                      -------------------        -------------------

INVESTING ACTIVITIES:
              Purchase of Property and Equipment                                                (64,832)                   (784,885)
              Expenditures for Capitalized Software                                          (1,161,214)                           -
              Restricted Cash                                                                     44,610                     (2,637)
                                                                                      -------------------        -------------------
Net cash provided by (used in) investing activities                                          (1,181,436)                   (787,522)
                                                                                      -------------------        -------------------

FINANCING ACTIVITIES:
              Deferred financing cost                                                                  -                   (134,000)
              Payments on capital lease obligation                                              (42,076)                    (62,716)
              Repayments on long-term debt                                                   (1,162,812)                 (1,145,741)
              Proceeds from issuance of convertible debt                                       3,360,000                           -
              Net proceeds from issuance of preferred stock                                    1,122,188                   (995,424)
              Long Term- Note Payable                                                                  -                   (250,000)
                                                                                      -------------------        -------------------

Net cash provided by (used in) financing activities                                            3,277,300                 (2,587,881)
                                                                                      -------------------        -------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                            (673,222)                     817,863
              Cash and Cash Equivalent, Beginning of Year                                      1,028,586                     210,723
                                                                                      -------------------        -------------------

              Cash and Cash Equivalent, End of Year                                      $       355,364             $     1,028,586
                                                                                      ===================        ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
              Income taxes                                                               $         7,669             $        16,968
              Cash paid for interest                                                     $       274,469             $       516,948

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION
              The company issued shares of common stock as consideration for loans
              due to stockholders                                                        $             -             $     1,412,106
              The company transfered certain assets from property and equipment to
              coinbank machines held for sale                                            $       943,705             $     1,557,065
              Purchase of property and equipment in exchange for vendor note             $        77,852             $             -

                 See notes to consolidated financial statements

                             Cash Technologies, Inc.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                        Years ended May 31, 1999 and 2000



                                                                            Common Stock                     Preferred Stock
                                                                      Shares           Amount             Shares           Amount
                                                                -------------------------------------------------------------------
Balance, May 31, 1998                                                1,700,000        $  17,000               -         $       -

IPO common stock and warrants issued                                 1,788,665           17,887               -                 -
Net Loss                                                                     -                -               -                 -

                                                                -------------------------------------------------------------------
Balance, May 31, 1999                                                3,488,665           34,887               -                 -

Issuance of redeemable preferred stock                                                                  118,125         1,122,188
Issuance of warrants for services
Issuance of common stock in conjunction
with the exercise of employee stock options                             33,535              311
Issuance of warrants in conjunction
with sale of convertible debt (Note 3)
Beneficial conversion recognized in
conjunction with the sale of convertible debt (Note 3)
Net Loss

                                                                -------------------------------------------------------------------
Balance  May 31, 2000                                                3,522,200       $35,198.00         118,125       $ 1,122,188
                                                                ===================================================================


                                                                    Additional                                      Total
                                                                      Paid-in           Accumulated             Stockholder's
                                                                      Capital             Deficit            Equity (Deficiency)
                                                             ----------------------------------------------------------------------
Balance, May 31, 1998                                             $    451,235      $   (5,576,209)               $  (5,107,974)

IPO common stock and warrants issued                                10,872,545                    -                   10,890,432
Net Loss                                                                     -          (5,711,964)                  (5,711,964)

                                                             ----------------------------------------------------------------------
Balance, May 31, 1999                                               11,323,780         (11,288,173)                       70,494

Issuance of redeemable preferred stock                                 485,871            (544,427)                    1,063,632
Issuance of warrants for services                                      609,760                                           609,760
Issuance of common stock in conjunction
with the exercise of employee stock options                            316,848                                           317,159
Issuance of warrants in conjunction
with sale of convertible debt (Note 3)                                 316,500                                           316,500
Beneficial conversion recognized in
conjunction with the sale of convertible debt (Note 3)                 852,632                                           852,632
Net Loss                                                                                (6,639,901)                  (6,639,901)

                                                             ----------------------------------------------------------------------
Balance  May 31, 2000                                            $  13,905,391      $  (18,472,501)          $       (3,409,724)
                                                             ======================================================================


                See Notes to Consolidated Financial Statements.

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

    (a) "Going Concern"--The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has significant losses from operations and has used significant amounts of cash for operations during the last three years. As of May 31, 2000, the Company has both working capital and net capital deficiencies. Operating losses and cash flow deficiencies have continued throughout 2000.

    In view of the financial deficiencies, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of recorded assets and satisfaction of the liabilities is dependent on the continued operations of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis as well as to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities.

    Due to the unfavorable results of operations and cash flows, the Company is in the process of negotiating payment terms with vendors representing a significant portion of its accounts payable and is managing the payments of the remaining accounts payable on a case-by-case basis. Management is also taking certain steps to obtain additional equity financing to improve its operating results and financial position.

    Management estimates that the proceeds contemplated by a $2,000,000 private placement, which is currently in process, will be sufficient to fund the Company's operations through the third Quarter of fiscal 2001. The Company also entered into a Letter of Intent with a brokerage firm to perform a secondary public offering for gross proceeds of $10,000,000, which is anticipated to be completed during the second Quarter of fiscal 2001, however the market conditions and other factors can delay or preclude the proposed offering. The information contained herein does not constitute an offer of any securities for sale. The securities may not be sold until a registration statement is with the Securities and Exchange Commission is effective. This notice is not an offer to sell the securities and the Company is not soliciting an offer to buy the securities in any state where the offer or sale is not permitted. The Securities and Exchange Commission or any other regulatory agency has not approved or disapproved the Securities for offer or sale. Any representation to the contrary is a criminal offense. The Company also plans to increase revenues and reduce costs in order to generate sufficient positive cash flow beginning in second quarter of fiscal 2002. While the Company believes that its financing and revenue generation plans will be successful, no assurances can be given that the Company will be successful and that the Company will continue as a going concern.

    (b) Basis of Consolidation--The accompanying consolidated financial statements include the accounts of Cash Technologies, Inc. ("CTI"), a Delaware corporation, and its wholly owned subsidiaries, National Cash Processors, Inc. ("NCP"), and CoinBank Automated Systems ("CAS") together the "Company." CoinBank Automation Handels GmbH, Salzburg, Austria ("CoinBank Europe" or "CBE") was treated as a division of CoinBank Automated Systems during this period and was consolidated into CoinBank Automated Systems. All significant inter-company transactions and accounts have been eliminated in consolidation. CTI was incorporated in August, 1995. In January, 1996, certain affiliates of the Company exchanged their stock in NCP as part of a combination of entities under common control. CAS was incorporated in November, 1995.

    (c) Business--The principal business activity of each entity is as follows:
CTI is a holding company; NCP is a full-service cash-processing entity providing sorting, counting and wrapping functions to cash-intensive businesses; CAS offers self-service coin-counting machines. CBE functions as a European sales office for the Company.

  Approximately 48% of the Company's net revenues were derived from one customer for the year ended May 31, 2000, and 75% of the Company's net revenue was derived from one customer for the year ended May 31, 1999.

  (d) Revenue Recognition--The Company recognizes service fee income when coins and currency are processed. In certain instances, customers will remit funds to the Company in advance of the coin shipments to them. In certain instances, coins are deposited by customers before payment is made by the Company. Included in accounts payable are $20,843 and $66,102 at May 31, 2000 and 1999, representing funds received in advance of coin shipment and deposits/collection of coins received before payment was made to the customer.

  (e) Gross revenues-- Include the value of coin and currency processed and do not represent revenue under generally accepted accounting principles.

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

  (h) Cash-Restricted--The Company no longer maintains a cash deposit as security toward the daily purchase of currency.

  (i) Inventories--Inventory consists of coins and currency stated at face value.

  (j) CoinBank Machines Held for Sale--The Company has designated its CoinBank machines as being held for sale. CoinBank machines held for sale are recorded at the lower of the cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. During the fiscal year ended May 31, 2000, the Company transferred $943,705 from property plant and equipment to coin machines held from sale. During the fourth quarter management evaluated the estimated fair market value of these machines and subsequently recorded an impairment loss of $1,015,826.

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

  (l) Impairment of Long-Lived Assets--The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (un-discounted and without interest changes) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

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

  (p) Fair Value of Financial Instruments--Financial instruments consist of accounts receivable and payable, which have a fair value approximating the book value due to their short-term nature; notes payable for which fair value approximates book value due to interest rates on long-term debt approximate current interest rates, and amounts due to stockholders have a fair value that cannot be determined due to the related-party nature of the transactions.

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

  (r) Capitalized Software --The research and development of new software products and enhancements to existing software products which were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Once technological feasibility is established all software production cost will be capitalized and reported at the lower of unamortized cost or net realizable value until the product is available for general release to customers. Capitalized software cost will be amortized based on current and future expected revenue for each product subject to an annual minimum based on straight-line amortization over the remaining estimated life of the product, not to exceed 5 years. The Company will evaluate the recoverability of all capitalized software cost on a quarterly basis by comparing the net realizable value, determined pursuant to management's estimates of future product cash flows, with the unamortized capitalized software cost balance. As of May 31, 2000, capitalized software costs amounted to $1,161,214. No amortization has been expensed as the product is not yet available for general release to customers.

  (s) Concentration of Credit Risk--Financial instruments that potentially subject the Company to a concentration of credit risk consists primarily of accounts receivable. The receivables are unsecured, and the Company performs ongoing credit evaluations of its customers. At May 31, 2000, the receivable from a major customer was $133,103.


2.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                             2000          1999
                                                                            --------    ----------
Machinery and equipment  ............................................       $ 49,977    $1,562,643
Security systems  ...................................................         26,219         7,523
Furniture and fixtures  .............................................         13,714        22,519
Vehicles  ...........................................................         14,415        14,415
Computer equipment  .................................................        225,644       148,561
Leasehold improvements...............................................        125,444       117,989
Equipment under capital Lease........................................        289,716       289,716
                                                                            --------    ----------
   Total Property and Equipment......................................       $745,129    $2,163,366
   Less accumulated depreciation  .                                          484,548       769,677
                                                                            --------    ----------
                                                                            $260,581    $1,393,689
                                                                            ========    ==========

  Included in property and equipment are the following assets held under capital leases:

                                                                               2000         1999
                                                                           --------     --------
   Machinery and equipment  .........................................      $206,970     $206,970
   Security systems  ................................................        35,264       35,264
   Computer equipment  ..............................................      __47,482       47,482
                                                                           --------     --------
                                                                            289,716      289,716
   Less accumulated depreciation at May 31, 2000 and 1999............       256,961      215,573
                                                                           --------     --------
                                                                           $ 32,755     $ 74,143
                                                                           ========     ========

Depreciation expense for the years ended May 31, 2000 and 1999 on assets held under capital leases was $41,388 and $44,100.

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

3.   NOTES PAYABLE

                                                                                2000          1999
                                                                             ----------    ----------
Equipment loans,  were secured by the personal guarantees of the two
 Principal Stockholders of the Company. The guarantors were released 90 days after the Company's initial public offering. Interest rates range from 3.88% to 9.25%, with the loans maturing through 2002. Pursuant to a loan and security agreement and related note, as revised (collectively the "Agreement"), with a finance company, the Company borrowed
 $5,500,000. The finance company has indicated that all funds advanced to the Company are to be secured by equipment subsequent to year end the
 Company entered into an agreement with the finance company subsequent to year end the Company entered into an agreement with the finance Company.
 (Note 9)................................................................  $2,574,643    $3,737,455

Enhancement work done on coin machines was converted into a notes payable with the vendor. The loan will mature on February, 2001. The interest rate is at 10% and interest payments are made on a monthly
 basis...................................................................        77,852       -----
                                                                             ----------    ----------

                                                                              2,652,495     3,737,455
   Less current portion  ................................................     1,359,229     1,172,732
                                                                             ------------------------
Long term maturity  .....................................................    $1,293,266    $2,564,643
                                                                             ==========    ==========

  Maturity of Notes Payable are as follows at May 31, 2000

                     Year Ending
------------------------------------------------------
                       May 31,
------------------------------------------------------
       2001  .....................................         1,359,229
       2002  .....................................         1,293,266
                                                          ----------
                                                          $2,652,495
                                                          ==========

  In order to raise funds for the development of EMMA, on December 31, 1999, the company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D ("the Offering"). The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering 67.5 Units were sold. Each Unit consists of (i) a Secured Convertible Promissory Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share (maturity date of the note is five years from the date of issuance and can be converted immediately) and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share (warrants are vested immediately and expire five years from the date of issuance). The securities in the private offering memorandum were sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities may not be transferred or resold except pursuant to registration under the Securities Act or an exemption therefrom.

  The Company completed the Offering on January 5, 2000 and raised $3,360,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs.

  The Offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense of which $87,917 was amortized during the fiscal year ended May 31, 2000.


                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.   INCOME TAXES

  As of May 31, 2000, the Company has available federal net operating loss ("NOL") carry-forwards that approximate $16,400,000 and may be applied against future taxable income through 2020. State NOL carry-forward are approximately $10,800,000 and expire through 2004. Since management can not determine if it is more likely than not that the deferred tax asset will be realized, a 100% valuation reserve has been set up to entirely offset the deferred tax asset of $6,500,000. The utilization of NOLs may be limited in the future if significant changes in stock ownership occur. Temporary differences other than the NOL are not material. The current tax expense is due to payment of minimum state taxes.

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

5.    STOCKHOLDERS EQUITY

  In February, 1997, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 20,000,000.

  In July, 1998, the Company completed an initial public offering of 1,485,000 shares and in August, 1998 completed an over-allotment of 172,790 shares of its common stock. As of May 31, 2000, the Company had 3,519,824 out standing shares of common stock. (Note 7 on Stock Option Plan and Warrants).

  On July 9, 1998, the Company completed an initial public offering of 1,485,000 shares of its common stock and received net proceeds of approximately $8,845,000 after deducting commissions and expenses of $1,550,000. At the same time, the Company issued approximately 130,915 shares of its common stock and certain officers and stockholders exchanged approximately 161,830 shares of the Company's common stock owned by them in exchange for approximately $1,412,106 of indebtedness to shareholders.

  The Company granted options under the Employee Option Plan to purchase common stock. 227,643 options were granted at $7.00 per share and 285,887 options were granted at $3.50 per share.

  Prior to the initial public offering, the Company had issued various subordinated promissory notes. These notes were repaid with a portion of the net proceeds from the initial public offering of the Company's common stock. In conjunction with liquidation of the notes, the Company issued warrants to purchase 653,300 shares of Common Stock at prices ranging from of $3.50 to $8.00 per share. (Note 6)

  In August, 1998, the Company issued 172,790 shares of common stock in connection with the partial exercise of the over-allotment option. Net proceeds to the Company were approximately $1,055,071 after deducting $154,179 for commissions and expenses.

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

  The Company also issued Howard Brand thirty thousand (30,000) Stock Purchase Warrants at $11.3125. These options have been valued at $62,431 using Black Scholes model and this amount is being expensed over a one year period. The Company has recorded an expense of $31,214 for the fiscal year ended May 31, 2000. These warrants had their exercise price reprised to $5.00 a share in August, 2000. Also in August, 2000, Mr. Brand was issued an additional 70,000 Stock Purchase Warrants at $5.00.

  During the fiscal year ended May 31, 2000, the Company issued 31,159 shares of common stock in conjunction with the exercise of stock options by its employees. In order to effect a cashless transaction, an additional 58,059 incentive stock options were forfeited. These shares of common stock are restricted for a period of one year from the date of exercise. This cashless transaction resulted in a charge to noncash compensation of $317,159.

  The Company issued 337,500 Stock Purchase Warrants in connection with the convertible debt offering. See Note 3.


6.  OTHER INCOME

  On October 1, 1999, the Company and Coinstar, Inc. agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar, for a total of $923,438. In October, 1999, the shares were recorded at a market price of $323,428 and in January, 2000, they were sold for $353,170, resulting in a gain of $29,732.


7.   STOCK OPTION PLAN AND WARRANTS

  The Company adopted a 1996 stock option plan (the "Option Plan"). As of May 31, 2000, a total of 775,887 shares of the Company's common stock have been reserved for issuance under the Option Plan. The Option Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determine the recipients and term of the awards granted (Item 10. "Stock Options").

  In addition to the above mentioned stock options, in July, 1998, in conjunction with the Company's initial public offering certain debt holders were granted options/warrants in exchange for note repayments.

  The Company has granted the following options to purchase common stock as of May 31, 2000.

                                                Number of              Weighted Average
                                                 Options                  Price $/Sh
                                                ----------             ----------------
Options Outstanding - June 1, 1998                285,887                    $3.50

Employee Stock Options
----------------------
Granted                                           383,143                     7.06
Exercised                                               -                        -

Shareholder Warrants and Options
--------------------------------
Granted                                           653,300                     7.46
Exercised                                               -                        -

                                                --------------------------------------
Options outstanding - May 31, 1999              1,322,330                    $6.49
                                                --------------------------------------


  Employee Stock Options

Granted                                            64,000                   $10.73
Expired                                            54,971                     8.95
Exercised                                          61,592                     7.85

Shareholder Warrants and Options

Granted                                           746,562                    11.94
Expired                                                 -                        -
Exercised                                               -                        -
                                                --------------------------------------
Options outstanding - May 31, 2000              2,016,329                   $ 8.53
                                                --------------------------------------


  Stock Based Compensation

  All stock options issued to employees have an exercise price not less than the fair market value of the company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123, the Company's net loss and loss per share for the years ended May 31, 2000 and 1999, would have been increased to the pro forma amounts present below:


                                                                             2000            1999
Net Loss                                                                  -----------     -----------
--------
   As Reported  .....................................................     $(6,639,901)    $(5,711,964)
   Pro Forma  .......................................................     $(7,450,875)    $(7,806,292)

Basic and Diluted Loss Per Common Share
---------------------------------------
   As Reported  .....................................................           (2.05)          (1.74)
   Pro Forma  .......................................................           (2.13)          (2.37)

     For the fiscal year ended May 31, 2000, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during

1997-2000, expected life of the option is 5 years, expected volatility of 29%, risk free interest rate of 5.75% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $4.85 per option.

   For the fiscal year ended May 31, 1999, the fair value of option grants was estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1997-1999, expected life of the option was 5 years, expected volatility of 51%, risk free interest rate of 6% and a 0% dividend yield. The weighted average fair value at the grant date for such options was $6.49 per option.




                                               Outstanding                                            Exercisable
                                            Weighted Average                                        Weighted Average
                                 ---------------------------------------                     -----------------------------
                                                    Life       Exercise                                         Exercise
Exercise Price Per share              Shares       (Years)      Price                              Shares         Price
------------------------------------------------------------------------                     -----------------------------
           $     3.50                   290,000       3.00       $  3.50                             241,629       $  3.50
--------------------------------------------------------------------------------------------------------------------------

           $     6.00                    60,170       3.50       $  6.00                              17,167       $  6.00

           $     6.30                    50,000       3.50       $  6.30                              33,333       $  6.30

           $     7.00                   476,830       3.50       $  7.00                             403,044       $  7.00

           $     8.00                   350,000       3.50       $  8.00                             350,000       $  8.00

           $     8.50                        33       3.50       $  8.50                                  33       $  8.50

           $    10.375                  201,500       4.75       $10.375                             201,500       $10.375

           $   10.5625                   30,000       4.75       $ 10.56                               5,000       $ 10.56

           $    10.75                     1,234       3.75       $ 10.75                                 500       $ 10.75

          $    11.3125                  130,000       4.75       $ 11.31                             130,000       $ 11.31

           $    12.00                    59,062       4.50       $ 12.00                              59,062       $ 12.00

            $   12.25                     5,000       4.75       $ 12.25                               5,000       $ 12.25

           $   12.9375                   25,000       4.75       $ 12.94                              25,000       $ 12.94

            $   13.00                   337,500       4.50       $ 13.00                             337,500       $ 13.00
                                    ----------------------------------------------------------------------------------------
Total options outstanding             2,016,329                  $  8.53                           1,808,768       $  8.78
                                    ----------------------------------------------------------------------------------------

  A total of 60,559 of employee and shareholders warrants/options were exercised as of the fiscal year end May 31, 2000.


8.   COMMITMENTS AND CONTINGENCIES

  In January, 1997, the Company entered into a five-year licensing and manufacturing services agreement with Geld Bearbeitungs Systeme GmbH, an Austrian corporation ("Geld"). Pursuant to that agreement Geld granted the Company the exclusive, perpetual right to use certain technology incorporated in CoinBank machines in North and South America and Asia, provided that the Company purchases a minimum quantity of coin-counting components used in CoinBank machines over the term of the agreement.

  In August, 1998, the Company entered into a three-year distribution agreement with Geld, subject to successive one-year renewal periods. Pursuant to that agreement Geld granted the Company the exclusive right to distribute and sell cash processing equipment in all areas of the world not covered by the January, 1997 agreement between Geld and the Company (the "Territory"), except to certain financial institutions in Austria, provided that the Company purchases a minimum number of cash processing machines from Geld over a specified period during the initial three-year term of the April, 1997 agreement.

  In March, 1999, the Company entered into a letter of intent to acquire 51% of the capital stock of the Geld (the "Acquisition") and at that time the parties were completing their due diligence and financial statements while continuing to negotiate the terms of a definitive purchase agreement, as well as side agreements such as the terms of the employment agreements for key employees.

   We have commenced a lawsuit against Geld Bearbeitungs Systeme GES.M.B.H., an Austrian entity which had been manufacturing certain of our CoinBank machines. As described in our SEC Reports, we have a five year licensing and manufacturing services agreement with Geld. We had previously entered into a letter of intent to acquire Geld and certain disputes have arisen regarding the acquisition and licensing agreements between the parties. We instituted the suit to enforce certain licensing rights under our agreements and to enforce the acquisition letter of intent. Although we believe, based upon advice of our Austrian counsel, that we have a meritorious and strong claim, there can be no assurance that we will be successful in our suit. Recently the Austrian Courts awarded the Company a 10% ownership interest n Geld resulting from a ruling adverse to one of its principals.

  The Company has negotiated an agreement with Tecwings Industrialisierung und Electronickproduktion GmbH for the continued manufacturing of CoinBank machines.

     Although the Company has not been served with a complaint, it is aware that Shaw's Supermarkets has filed a lawsuit (Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. United States District Court, District of Massachusetts) against the Company claiming breach of contract and damages. The Company had been placing Coinbank machines in Shaw's locations in New England and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of the Company's decision to exit the free placement business. Shaw's is claiming damages in excess of $75,000, for contract termination fees. The Company believes that the amount owed is about $55,000 and has accrued for the liability. Furthermore, the Company has potential claims against Shaw's for damages to the machines. The Company intends to defend itself in the suit, if served. There can be no assurance that the Company will be successful in the defense.

     In December, 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The court has entered judgement against Coinbank in favor of Vindex in the sum of $97,864.40 and has substantially accrued for the liability. The Company has filed an appeal, which is pending and there are settlement discussions still in progress although the outcome is uncertain.

The Company has entered into a three (3) year employment agreement with Mr. Korman effective July, 1998, which provides for an initial annual base salary of $120,000, base salaries of $150,000 and $180,000 in the second and third years, respectively, and payment of such bonuses as the Board of Directors determines. Any such bonus will be voted on by the entire Board, including Mr. Korman, unless Mr. Korman or another director chooses to abstain from voting on the matter. Mr. Korman also receives the use of a company automobile. The agreement includes Mr. Korman's covenant not to compete with the Company's business during the term of the Agreement and for a period of one year thereafter. The agreement requires Mr. Korman to devote not less than 40 hours per week of his business time to the business of the Company. Mr. Korman also participates in other business endeavors which require a portion of his business time. Although Mr. Korman has advised the Company that his participation in outside business matters should not interfere with his performance of his duties as President and Chief Executive Officer of the Company, there can be no assurance that a conflict of interest will not arise with respect to the allocation of Mr. Korman's time or that such conflict would be resolved in the Company's favor. The loss of the services of Mr. Korman could have a material adverse effect on the Company's business and prospects.

  The Company has entered into an employment agreement with Christine Dobbings effective January 1, 1998, whereby Ms. Dobbings is employed as Vice President of Marketing and Sales. The agreement terminates in January, 2003. Pursuant to the employment agreement, Mrs. Dobbings receives a base salary of $8,533 per month subject to annual increases of 15% per annum. Ms. Dobbings also receives a monthly automobile allowance of $500 per month. In addition, Ms. Dobbings received five-year Common Stock options under the Employee Stock Option Plan to purchase an aggregate of 50,000 shares with exercise prices ranging between $3.50 and $7.00 per share. The options have vested. The agreement further provides that Ms. Dobbings may receive a severance payment equal to the total amount of her previous twelve-month's base salary if she is terminated without cause.

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

  The Company is committed under non-cancelable facility lease agreements and equipment operating and capital leases as follows:

                             Years Ending
                             -------------
                                May 31
                                ------                                   Capital     Operating
                                                                      --------------------------
   2001  ........................................................              $486     $ 67,416
   2002  ........................................................                 0       67,416
   2003  ........................................................                --            0
                                                                      --------------------------
                                                                                486      134,832
   Less interest  ..............................................                  0            0
   Less current maturity  ......................................                486            0
                                                                      --------------------------
                                                                               $  0     $134,832
                                                                               ====     ========

  Rent expense was $67,413 and $71,971 for the years ended May 31, 2000 and 1999.

9.   SUBSEQUENT EVENTS

     On August 24, 2000, Cash Technologies, Inc., entered into a letter of intent to acquire up to 100% of privately-held RBSA, Inc., an ATM transaction processor headquartered in Carrolton, Texas, for $6,000,000 in cash and stock. RBSA is an ATM processor, driving approximately two million transactions per month from approximately 5,000 ATMs located across the United States. RBSA provides an array of advanced customer service tools to its clients, including real-time Internet-accessible transaction reports and the ability to perform rapid new-ATM setups automatically though the company's website, rather than the laborious call-center operation used by other processors. RBSA's approach fits Cash Technology's philosophy to utilize state-of-the-art technologies to enhance traditional institutional transaction processing methods. The Robinson-Humphrey Company, LLC, is acting as financial advisor to the Company in this transaction. Closing of the transaction is subject to execution of a final agreement, approval by the Board of Directors of Cash Technologies, normal closing conditions and pending financing. Terms of the transaction provide for the acquisition of at least 51% of RBSA. The final purchase price will be dependent upon the percentage of ownership to be acquired and satisfaction of RBSA's post-closing revenue and income targets. There can be no assurance that the transaction will be completed upon the terms outlined, if at all.

     The Company is currently engaged in a private placement and is offering up to $2,000,000 of units comprised of Series B 8% Preferred Stock and Series C Warrants. Each unit has a purchase price of $100,000 and is comprised of 20,000 shares of Series B Stock and 4,000 Series C Warrants. The Series B Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series C Warrants have an exercise price of $2.50 per share. The Company intends to use the proceeds for working capital and debt repayment. The securities in the private offering are being sold made in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. Any representation to the contrary is a criminal offense. There can be no assurance that the transaction will be completed upon the terms outlined.

     On September 11, 2000, the Company entered into an agreement to hire Ken Paull as Senior Vice-President of Sales and Marketing. The agreement terminates in September, 2003. Pursuant to the employment agreement, Mr. Paull receives a yearly salary of $225,000. Mr. Paull was also awarded 185,000 options vesting over three years, the exercise price ranges from $3.33 to $5.00. Mr. Paull may receive additional bonus payments and options based upon income and revenue of the Company.

     On July, 2000, the Company entered in to an agreement to hire Robinson-Humphrey Company, LLC, a subsidiary of Smith Barney, as advisors in certain financial transactions, including the above referenced proposed acquisition of RBSA, Inc.

     The Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. As of May 31, 2000, there was approximately $2,574,000 of principal outstanding. Some of the amounts drawn under the line of credit are secured by coin machines. Amounts borrowed under this line bear interest at approximately 9.0% per annum, payable over a period of 60 months, subject to certain pre-payment penalties. The Company cannot borrow any further under this credit agreement. The Company is required to make monthly payments of principal and interest on this line of credit, currently approximately $120,000. In May, 2000, the Company began negotiating a modification of the payment terms and on June 29, 2000, obtained a waiver to be in compliance with the payments terms. On September 12, 2000 the Company entered into an agreement in principle with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. Both interest and principal will start amortizing upon completion of a public stock offering. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $100,000 and, after twelve (12) months, restart the amortization of the loans for thirty (30) months. If the Company does not repay the loans in full within twelve (12) months, then an additional $400,000 will be added to the principal portion of the loan. This addition will be financed by GE and amortized over thirty (30) months as described above. The Company has agreed to give GE a lien on all of the assets of the Company subject to any pre existing liens. This agreement is subject to the Company obtaining equity of at least $2,000,000 and final documentation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        ---------------------

  NONE

                          PART III

ITEM 9.  DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
---------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------


Name                                          Age               Position
----                                          ---               --------

Bruce R. Korman                               40                President, Chief Executive Officer and
                                                                Chairman of the Board

Howard N. Brand                               46                Chief Financial Officer/Secretary

S. Christine Dobbings                         49                Vice President Marketing

Richard  Miller                               47                Director/Assistant Secretary

Robin Richards                                43                Director

Robert B. Fagenson                            50                Director

Vincent A. Carrino                            43                Director

Edward G. Harshfield                          62                Director

     Bruce Korman has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception, and has served in the same capacities at National Cash Processors, Inc. ("NCP") and CoinBank
Automated Systems, Inc. ("CAS"), the Company's wholly- owned subsidiaries, since their respective inceptions. Since 1984, Mr. Korman has been a principal and general partner in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

     Howard N. Brand has been Chief Financial Officer of the Company since February, 2000. He is currently a principal in Tibrand Capital Ventures LLC, an investment banking firm. Mr. Brand has been doing consulting work for technology firms ranging from system integrators to point of sale companies. From December of 1998 to October of 1999, Mr. Brand was Vice-President of Corporate Finance for Kann Capital. Prior to Kann Capital, Mr. Brand was President and CEO of Weslock, a national manufacturer of residential door locks. Also, he was Chief Financial Officer and a principal in Fairway Salvage, a metal recycler.

     S. Christine Dobbings has been Vice President of Marketing of the Company since August, 1995 and has been the Sales Manager of NCP since August, 1994. From 1992 to 1994, Ms. Dobbings was Senior Wholesale Account Executive for EFM Mortgage Bankers, and served as Senior Loan Agent for Home Savings of America from 1989 to 1991. From 1984 to 1988, Ms. Dobbings was Regional Wholesale Marketing Manager for Western Federal Savings and Loan and co-founded its wholesale lending division.

     Richard Miller was Vice President, Secretary, Chief Financial Officer and a Director of the Company since its inception and has served in the same capacities at NCP and as Chief Financial Officer, Secretary and Director at CAS since their respective inceptions. Effective January 11, 1999, Mr. Miller resigned as a Vice President and Chief Financial Officer and Secretary of the Company and it subsidiaries. Since 1985, Mr. Miller has served as

President and Chief Executive Officer of Union Fidelity, a mortgage banking firm which he founded. Mr. Miller is also the President of M.R. International Enterprises, Ltd., which is the general partner of Lakeview Enterprises Limited Partnership, a private real estate limited partnership.

     Robin Richards was appointed to the Company's Board of Directors in March of 1999. Mr. Richards serves as the President and Chief Operating Officer of MP3.Com, an Internet music company, positions he has held since January 1999. Prior to joining MP3.Com, Mr. Richards was a President and Chief Executive Officer at Lexi International, a direct marketing company from October 1985. Mr. Richards also serves on the Board of Directors of Tickets.Com, Inc. and is the President of The Chase Foundation.

     Robert B. Fagenson has been a director of the Company since August 4, 1998. Mr. Fagenson has, for more than the last five years, been a director and President of Fagenson & Co., Inc., a New York Stock Exchange ("NYSE") specialist firm, and a Vice President and director of Starr Securities, Inc. a
registered broker-dealer and member of the NYSE.   Mr. Fagenson has been
director and Vice Chairman of the NYSE; a director of Rent-Way, Inc., a company listed on the NYSE; a director of Intrenet, Inc., a company listed on the Nasdaq SmallCap Market; and a director of Hudson Hotel Corporation, a company listed on the Nasdaq National Market. Mr. Fagenson serves as the representative of Starr Securities, Inc., the co-underwriter in the Company's initial public offering.

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

     Pursuant to the terms of the Underwriting Agreement between the Company and Starr Securities, Inc, and Gunn Allen Financial Corp., the underwriters in its initial public offering, the underwriters may appoint a designee as either a member of the Board of Directors or as an advisor to attend all Board Meetings, until July, 2001. Mr. Fagenson serves as the nominee of the underwriters.


Compensation of Directors, Committees of the Board and Board Meetings.

     During the fiscal year ended May 31, 2000, the Company did not pay any consideration to Mr. Korman or Mr. Miller for their services as members of the Board. Mr. Korman and Mr. Miller were the only members of the Board of Directors until August 4, 1998 when Messrs. Fagenson, Carrino and Harshfield were appointed. Mr. Richard was appointed to the Board of Directors on March 16, 1999. Prior to August 4, 1998 the Board of Directors had no committees.

     Directors do not receive cash compensation for serving on the Board of Directors. The Corporation reimburses Directors who are not employees of the Corporation the costs of attending meetings. Directors employed by the Corporation are not entitled to any additional compensation as such. All non-employee directors are eligible to participate in the Non-Executive Director Stock Option Plan which was approved by the Board of Directors in August, 1998 and by the Shareholders in June, 1999. Under the Non-Executive Director Plan each non-employee director received 30,000 options upon joining the Board of Directors. The options vest as follows: 10,000 options vest upon the date of joining the Board; 10,000 options vest on the first anniversary date; and 10,000 options vest on the director's second anniversary date. As of May 31, 2000, there were 120,000 options issued under the plan to directors. There are no annual grants of options to directors under the Non-Executive Director Plan. See "Non-Executive Director Stock Option Plan".

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

     During the fiscal year ended fiscal year ended May 31, 2000, meetings of the Board of Directors were held on 3 occasions and the directors took action by unanimous written consent in lieu of a meeting on 2 occasions. Each Director of the Corporation attended all meetings of the Board of Directors held during the period in which he served.

Certain Key Employees

  Willi Muhr, 38, has been Vice President of the Company since August, 1996, establishing and managing the Company's European Operations. From June, 1993 to March, 1996, Mr. Muhr served as Chief Executive Officer of Adcon Telemetry, an international wireless data communications company. From August, 1986 to February, 1993, Mr. Muhr was a principal in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

  Darryl J. Bergman, 33, has been Vice-President of Technical Development for the Company since January, 1997. From January, 1991 to December, 1996, Mr. Bergman served first as Software Developer and later as Software Project Leader at Harte-Hanks, a leading media and marketing firm, where he had senior responsibility for database applications software development for major accounts including Sony Corporation, Prudential Insurance , Cigna Health Care and others.

  Aftab "Jeff" Zahed, 43, has been the Controller and Chief Accounting Officer of the Company since April, 1997.

ITEM 10.   EXECUTIVE COMPENSATION
----------------------------------

Summary of Cash and Certain Other Compensation

     The following table sets forth certain compensation paid by the Company during the fiscal years ended May 31, 2000 May 31, 1999 and May 31, 1998 to its President and Chief Executive Officer (the "Named Executives").

                           Summary Compensation Table


Name and                                                                                                 All Other
Principal Position                   Annual Compensation                 Long Term Compensation        Compensation
-------------------------   --------------------------------------   ------------------------------   ---------------
                               Year          Salary        Bonus      Securities      Options (#)
-------------------------   ----------   --------------   --------   -------------   --------------
                                                                      Underlying
                                                                     -------------
Bruce Korman                      2000      $150,000         $0.00                                              $0.00
  President and                   1999      $120,000      $                119,265                              $0.00
Chief Executive Officer           1998      $      0(1)      $   0                                              $0.00

Howard N. Brand                   2000      $ 15,000         $0.00                                              $   0

  Chief Financial Officer

S. Christine Dobbings             2000      $136,100      $0.00                                         $6,000 (2)
Vice President Marketing          1999      $108,700      $0.00          16,666                         $6,000 (2)
                                  1998      $ 72,000      $0.00                                         $    0.00

(1)  Mr. Korman waived his salary for the fiscal year ended May 31, 1998.
(2)  Amount represents Company paid allowance for Automobile Allowance.

     The following table discloses information concerning stock options granted in the year ended May 31, 2000 to the Named Executive.

Option Grants in Fiscal Year Ended May 31, 2000


                                                       Individual Grants in Last Fiscal Year
                                              --------------------------------------------------------


                                                                                                           Exercise
Name                          Number of Securities Underlying      Percent of Total Options/Warrantsto       Price     Expiration
----                                 Options/Warrants                 Employees in Fiscal Year (%)          ($/Sh)        Date
                            -----------------------------------   -------------------------------------    ---------   ----------
Howard N. Brand                            30,000                                    46%                      5.00       1/11/04

Darryl Bergman                             20,000                                 31.25%                   6.00/12.25    1/11/04


Aggregated Option Exercises And Fiscal Year-End Option Values

     The following table sets forth information concerning the number of options owned by the Named officers and the value of any in-the-money unexercised stock options as of May 31, 2000. No options were exercised by any of the named officers during the fiscal year ended May 31, 2000:


                                             Number of Securities                    Value of  Unexercised
                                            Underlying Unexercised                  In-the-Money Options at
                                            Options at May 31, 2000                     May 31, 2000(1)

            Name                        Exercisable         Un-exercisable     $Exercisable     $Un-exercisable

Bruce Korman                               80,915                                  70,800
                                           72,444                                 316,942
                                           46,821                                                    40,968
Howard N. Brand                            22,500                7,000            64,687             21,562

Christine Dobbings                         14,667                7,333            64,168             32,081
                                           18,667                9,333            16,333              8,166

(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the Common Stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

Employment Agreements

     The Company has entered into a three (3) year employment agreement with Mr. Korman effective July, 1998 which provides for an initial annual base salary of $120,000, base salaries of $150,000 and $180,000 in the second and third years, respectively, and payment of such bonuses as the Board of Directors determines. Any such bonus will be voted on by the entire Board, including Mr. Korman, unless Mr. Korman or another director chooses to abstain from voting on the matter. Mr. Korman also receives the use of a company automobile. The agreement includes Mr. Korman's covenant not to compete with the Company's business during the term of the Agreement and for a period of one year thereafter. The agreement requires Mr. Korman to devote not less than 40 hours per week of his business time to the business of the Company. Mr. Korman also participates in other business endeavors which require a portion of his business time. Although Mr. Korman has advised the Company that his participation in outside business matters should not interfere with his performance of his duties as President and Chief Executive Officer of the Company, there can be no assurance that a conflict of interest will not arise with respect to the allocation of Mr. Korman's time or that such conflict would be resolved in the Company's favor. The loss of the services of Mr. Korman could have a material adverse effect on the Company's business and prospects.

The Company has entered into an employment agreement with Christine Dobbings effective January 1, 1998, whereby Ms. Dobbings is employed as Vice President of Marketing and Sales. The agreement terminates in January, 2003. Pursuant to the employment agreement, Mrs. Dobbings receives a base salary of $8,533 per month subject to annual increases of 15% per annum. Ms. Dobbings also receives a monthly automobile allowance of $500 per month. In addition, Ms. Dobbings received five-year Common Stock options under the Employee Stock Option Plan to purchase an aggregate of 50,000 shares with exercise prices ranging between $3.50 and $7.00 per share. The options have vested. The agreement further provides that Ms. Dobbings may receive a severance payment equal to the total amount of her previous twelve-month's base salary if she is terminated without cause.

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

     Each option granted under the Employee Plan will have a maximum term of five years, subject to earlier termination following the optionee's cessation of service with the Company. All options granted to date have a term of five years. The exercise price of incentive stock options and non-qualified stock options granted under the Employee Plan must be at least 100% of the fair market value of the stock subject to the option on the date of grant, respectively (or 110% with respect to incentive options granted to holders of more than 10% of the voting power of the Company's outstanding stock). Such payment may be made in cash, or at the discretion of the Board, in outstanding shares of Common Stock held by the participant, through a full recourse promissory note payable in installments over a period of years or any combination of the foregoing. The Board is submitting for Shareholder approval a proposal to increase the number of shares reserved under the 1996 Plan by 200,000 shares.

     At the Annual Meeting of Shareholders held on June 21, 1999, the Company's shareholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of shares eligible for issuance by 200,000 shares from 557,887 to 775,887 shares. As of May 31, 2000, there were 617,467 options granted under the 1996 Employee Stock Option Plan.

Non-Executive Director Stock Option Plan

     In August, 1998 the Board of Directors approved a stock option plan for Non-Employee Directors who are not eligible to participate in the 1996 Employee Plan. The Director Stock Option plan was approved by the Company's shareholders at the Annual Meeting held in June 1999.

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

      As of May 31, 2000, options to purchase a total of 120,000 shares of the Company's Common Stock have been issued under the Director Plan. Options may be granted under the Director Plan until the year 2008 to (I) non-executive directors as defined and (II) members of any advisory board established by the Company who are not full time employees of the Company or any of its subsidiaries.

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


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------------------------------------------------------------------------

PRINCIPAL STOCKHOLDERS
     The following table sets forth certain information as of September 5, 2000, with respect to each Executive Officer and Director, all Directors and Officers as a group and the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Common Stock, the sole class of voting securities.

         Name and Address of                             Amount and Nature            Percentage of Shares
      Beneficial Owners (1) (2)                         of Beneficail Owner            Beneficially Owned
Bruce Korman (3)                                                      716,477              19.2%

Richard Miller (4)                                                    716,657             19.25%

Robert B. Fagenson (5)(6)                                              30,000               *

Vincent A. Carrino (5)(7)                                             211,239              5.75%

Edward G. Harshfield (5)                                               30,000               *

Robin Richards (5)                                                     30,000               *

Howard N. Brand (8)                                                   100,000              2.76%

Christine Dobbings (9)                                                 50,000              1.39%

Darryl Bergman (10)                                                    75,000              2.08%

Willi Muhr (11)                                                        50,000              1.39%

All directors and executive officers as a group                     2,009,373              45.9%
 (10 persons) (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)

* Denotes less than 1%.

Footnotes appear on next page

(1) Unless otherwise indicated, the address for each named individual or group is in care of Cash Technologies, Inc., 1434 West 11th Street, Los Angeles, California 90015.

(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from May 12, 1999, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of proxy statement.

(3) Includes 516,477 shares owned by First Bancorp L.P. Mr. Korman is a limited partner of First Bancorp L.P. and the President of the general partner of First Bancorp L.P. Also includes (i) 200,180 shares subject to outstanding exercisable and unexercisable options.

(4) Includes 516,477 shares owned by Lakeview Enterprises, Ltd. Mr. Miller is a limited partner of Lakeview Enterprises, Ltd. and the President of the general partner of Lakeview Enterprises, Ltd. Also includes 200,180 shares subject to outstanding exercisable and unexercisable options.

(5) Messrs. Fagenson, Harshfield and Carrino were elected to the Board of Directors on August 4, 1998. Mr. Richards was appointed to the Board of Directors effective March 16, 1999. The Board members each own 30,000 option under the. Non-Executive Director Plan, options vest in 1/3 increments commencing on the date of the grant. The date of the grant is the date that such Director is elected to the Board of Directors.

(6) Does not include any shares of Common Stock or other securities owned by Starr Securities, Inc. of which Mr. Fagenson is an officer and director or the Fagenson & Co., Inc. Employee Pension Plan & Trust of which Mr. Fagenson is an employee.

(7) Includes 30,000 options under the Non-Executive Direct Plan (See footnote 48,125 warrants exercisable at $8.00 per share, 70,000 warrants at $10.375 per share and 63,114 shares of common stock).

(8) Includes five-year warrants to purchase an aggregate of 100,000 shares exercisable at $5.00 per share. The options vest July 28, 2000.

(9) Includes five-year options to purchase an aggregate of 50,000 shares exercisable at prices between $3.50 and $7.00 per share. The options vest in increments of 1/3 commencing July, 1998.

(10) Includes five-year options to purchase an aggregate of 75,000 shares (22,000 options exercisable at $3.50 per share, 28,000 options exercisable at $7.00, 15,000 options exercisable at $6.00, 5,000 options exercisable at $10.375 and 5,000 options exercisable at $12.25).

(11) Includes five-year options to purchase an aggregate of 50,000 shares exercisable at prices between $3.50 and $7.00 per share. The options vest in increments of 1/3 commencing July, 1998.


Certain Reports

Other than the individuals disclosed below, during the fiscal year ended May 31, 2000, was a Director, officer of beneficial owner of more than ten percent of the Corporation's Common Stock (which is the only class of securities of the Corporation registered under Section 12 of the Securities Exchange Act of 1934 (the "Act"), (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. Vincent Carrino and Robin Richards, directors of the Company, failed to file Form 4 reports for the months of August, 1999 and March, 1999, respectively. The Corporation was not subject to the reporting requirements under the Act prior to its initial public offering in July, 1998.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------


Certain Transactions

  In October, 1995, in consideration of certain loans made to the Company by Mr. Miller and Lakeview, the Company issued a secured promissory note in the amount of $812,000 to Lakeview, bearing interest at the rate of 10.5% per annum, secured by a pledge of substantially all of the Company's then existing assets, which note matured on April 19, 1997. Since 1997, Lakeview sold approximately $305,000 of this debt to certain third parties. The Company repaid approximately $146,000 of the loan from the proceeds at its initial public offering. The Company converted the remaining portion of the loan to approximately 104,500 shares of Common Stock.

  Prior to November, 1996, the Company licensed certain technology and software used in its operations from First Bancorp, pursuant to an agreement that required the Company to pay to First Bancorp monthly royalties in the amount of the greater of 2.5% of the Company's earnings before interest and taxes or $3,000. In November, 1996, the Company purchased such software and related intellectual property rights from First Bancorp for $50,000, which is represented by a non-interest bearing promissory note which was paid following the Company's initial public offering.

  The Company leases approximately 13,000 square feet of space at 1434 West 11th Street, Los Angeles, CA, which it uses for its executive offices and coin processing facility from Prime Financial Partners, Ltd., an affiliate of Messrs. Korman and Miller. The lease agreement expires in September, 2002 and provides for a base monthly rent of $5,600.

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

*3.1 Restated Certificate of Incorporation of the Company [Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*3.2 Bylaws of the Company [Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*3.3 Certificate of Designation of Series A 8% Cumulative Convertible Preferred Stock [filed as Exhibit 3.1 (a) to the Company's Form 10 QSB for the quarter ended August 31, 1999.
*4.1 Form of the Company's Common Stock Certificate [Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*4.2 Form of the Underwriter's Warrant Agreement, including Form of Warrant Certificate dated as of July 9, 1998 between the Company, Starr Securities, Inc. and GunnAllen Financial Inc. (the "Underwriters")[Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.1 Lease for the Company's Facilities at 1422 -34 West 11th Street, Los Angeles Ca [Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.2 Agreement dated November 22, 1996 between National Cash Processors Inc. and First Bancorp LP [Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.3 Manufacturing and License Agreement dated January 17, 1997 between the Company and Geld Bearbeitungs Systeme GES.M.B.H.[Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.4 Form of Employment Agreement between the Company and Bruce Korman [Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.5 Employee Stock Option Plan [Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.6 Form of Consulting Agreement between the Company and the Underwriters dated as of July 9, 1998 [Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.7 Stock Purchase Agreement and Plan of Reorganization of the Company [Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.8 Contract between the Company and Los Angeles County Metropolitan Transportation Authority [Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.9 Promissory Note issued to G.E. Capital Corp, Security Agreement and related Guarantees [Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.10 Form of Bridge Notes and Bridge Warrant [Exhibit 10.10 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.11 Non-Executive Director Stock Option Plan [filed as Exhibit A to the Company's Proxy Statement for its Annual Meeting held on June 21, 1999].
21.     Subsidiaries of the Company
23.     Consent of BDO Seidman LLP, independent auditors
27.     Financial Data Schedule

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 12the day of September, 2000.
                                       CASH TECHNOLOGIES, INC.


                                       By:  /s/   Bruce Korman
                                               Bruce Korman
                                           President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                            Title                       Date
              ---------                            -----                       ----


/s/   BRUCE KORMAN                      President, Chief Executive      September 12, 2000
                                        Officer
Bruce Korman                            And Director (Principal
                                        Executive Officer)

/s/   HOWARD N. BRAND                   Chief Financial Officer and     September 12, 2000
                                        Secretary  (Principal
  Howard N. Brand                       Financial Officer)


/s/   RICHARD MILLER                    Director                        September 12, 2000

       Richard Miller

/s/   ROBERT FAGENSON                   Director                        September 12, 2000

       Robert Fagenson

/s/   VINCENT A. CARRINO                Director                        September 12, 2000

     Vincent A. Carrino

/s/  ROBIN RICHARDS                     Director                        September 12, 2000

      Robin Richards
                                        Director                        September 12, 2000
/s/  EDWARD G. HARSHFIELD

   Edward G. Harshfield