Form 10QSB
period 2000-08-31
CASH TECHNOLOGIES INC
filed 2000-10-16
CIK 1022964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                       --------------------------------
                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED AUGUST 31, 2000

OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-24569
                           ------------------------

                            CASH TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                   95-4558331
(State or other jurisdiction of incorporation (IRS Employer Identification No.) organization)

1434 W. 11/TH/ STREET, LOS ANGELES, CA                                   90015
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

On September 30, 2000, there were 3,522,200 shares of common stock, $ .01 par value, issued and outstanding.

                            CASH TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                                                           PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
                  Consolidated Balance Sheets as of August 31, 2000 (unaudited) and
                  May 31, 2000 .........................................................................      3

                  Consolidated Statements of Operations for the three month period ended
                  August 31, 2000 and 1999 (unaudited) .................................................      4

                  Consolidated Statements of Cash Flows for the three month period ended
                  August 31, 2000 and 1999 (unaudited) .................................................      5

                  Notes to Consolidated Financial Statements for the three month period ended
                  August 31, 2000 and 1999 (unaudited) .................................................      6


Item 2  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................     11


PART II. OTHER INFORMATION


Item 1.  Legal Proceedings ..............................................................................     19

Item 2.  Changes in Securities ..........................................................................     19

Item 3.  Default Upon Senior Securities .................................................................     20

Item 4.  Submission of Matters to a Vote of Security Holders ............................................     20

Item 5.  Exhibits and Reports on Form 8-K ...............................................................     21

SIGNATURES ..............................................................................................     22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             CASH TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                      AUGUST 31       MAY 31
                                                        2000           2000
                                                     -----------      ------
                                                     (Unaudited)

ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                         $    174,946    $    355,364
Accounts Receivable                                      1,559         156,341
Inventories                                                 --         176,163
Prepaid expenses and other current assets                   --             800
                                                  ------------    ------------

Total Current Assets                                   176,504         688,668

COINBANK MACHINES HELD FOR SALE                      1,229,494       1,282,636

PROPERTY AND EQUIPMENT (net)                           196,111         260,581

CAPITALIZED SOFTWARE                                 1,480,473       1,161,214

OTHER ASSETS                                            79,334          39,500
                                                  ------------    ------------
TOTAL ASSETS                                         3,121,917       3,432,599
                                                  ============    ============


LIABILITIES AND STOCKHOLDERS DEFICIENCY

CURRENT LIABILITIES:
Current maturities of Notes Payable                         --       1,359,229
Current maturities of Capital Lease Obligations             --             487
Accounts Payable                                       867,612         370,298
Accrued expenses & other current liabilities           761,393         616,376
                                                  ------------    ------------
Total Current Liabilities                            1,629,005       2,346,390


Long-Term Notes Payable                              2,581,549       1,293,266
Long-Term Convertible Debt                           3,339,792       3,202,667
                                                  ------------    ------------
Total Long-Term Liabilities                          5,881,341       4,495,933


Total Libilities                                     7,510,345      6,842,323


STOCKHOLDERS DEFICIENCY
Common Stock                                            35,198          35,198
Redeemable Preferred Stock                           1,122,188       1,122,188
Additional Paid In Capital                          13,996,774      13,905,391
Accumulated Deficit                                (19,542,589)    (18,472,501)
                                                  ------------    ------------
Total stockholders' deficiency                      (4,388,429)     (3,409,724)
                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDER DEFICIENCY      $  3,121,917    $  3,432,599
                                                  ============    ============


            See notes to condensed consolidated financial statements

                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                FOR THREE MONTHS ENDED AUGUST 31
                                                  2000                     1999
                                             -------------            -------------
                                               (Unaudited)             (Unaudited)
GROSS REVENUES (Note 1)                      $  9,180,322             $ 10,818,265
                                             ============             ============

NET REVENUES                                 $    229,807             $    295,853
COST OF REVENUES                                  161,714                  326,066
                                             ------------             ------------

GROSS PROFIT (LOSS)                                68,093                  (30,213)

SELLING, GENERAL, & ADMIN EXP                     878,899                1,389,709
DEPRECIATION & AMORTIZATION EXP                    20,164                   17,671
                                             ------------             ------------

OPERATING LOSS                                   (830,970)              (1,437,593)
INTEREST EXPENSE                                  214,274                  100,294
                                             ------------             ------------

LOSS BEFORE INCOME TAXES                       (1,045,244)              (1,537,887)
INCOME TAXES                                        2,400                    2,614
                                             ------------             ------------

NET LOSS                                       (1,047,644)              (1,540,501)
                                             ============             ============

Deemed Dividends to preferred Shareholders         22,444                   80,569
                                             ------------             ------------

Net Loss Allocable to common shareholders      (1,070,088)              (1,621,070)
                                             ============             ============

Basic and diluted net loss per share         $      (0.30)            $      (0.46)
                                             ============             ============

Basic and diluted weighted average
shares of common stock outstanding              3,522,200                3,488,665
                                             ============             ============

           See notes to condensed consolidated financial statements

                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THREE MONTHS ENDED AUGUST 31
                                                                                2000               1999
                                                                           ------------         ------------
                                                                            (Unaudited)          (Unaudited)
OPERATING ACTIVITIES:
Net Loss                                                                   $(1,047,644)         $(1,540,501)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation and amortization                                                   24,102               53,642
Amortization Expense - related to discount on convertible debt                  52,750                   --
Non-Cash Compensation                                                           91,384                   --
Loss on disposal of equipment                                                      368
Other                                                                            4,329                4,697
Changes in operating assets and liabilities:
            Account receivable                                                 154,783              (97,693)
            Inventories                                                        176,163               50,623
            Inventories CoinBank Machines                                           --               42,998
            Prepaid expenses and other current assets                              800              (17,426)
            Other assets                                                        39,834              129,378
            Accounts payable                                                   497,314              517,500
            Accrued expenses and other current liabilities                     206,948              172,172
                                                                           -----------          -----------
Net cash provided (used) by operating activities                               161,463             (684,610)
                                                                           -----------          -----------

INVESTING ACTIVITIES:
            Sale of Coinbank machines held for sale                             48,813                 --
            Restricted Cash                                                       --                 44,610
            Capitalized Software                                              (319,259)
            Sale of Equipment                                                   40,000                 --
                                                                           -----------          -----------
Net cash provided (used) by investing activities                              (230,446)              44,610
                                                                           -----------          -----------

FINANCING ACTIVITIES:
            Deferred financing cost                                                 --             (134,000)
            Payments on capital lease obligation                                  (487)             (12,208)
            Receipt of short-term financing                                    240,000
            Repayments on long-term debt                                      (310,948)            (282,888)
            Net proceeds from issuance of preferred stock                           --              299,250
                                                                           -----------          -----------
Net cash provided (used) by financing activities                              (111,435)            (129,846)
                                                                           -----------          -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                           (180,418)            (769,846)
            Cash, Beginning of period                                          355,364            1,028,586
                                                                           -----------          -----------
            Cash, End of period                                            $   174,946          $   258,739
                                                                           ===========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
            Income taxes                                                   $     2,400          $     2,614
            Cash paid for interest                                         $    77,149          $   100,294
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION
            Reclasssification of depreciation from fixed assets-CoinBank
            machines                                                       $      --            $   357,470

           See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: GENERAL

GOING CONCERN:

     The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company raised additional capital in 1998, 1999 and in 2000, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operation in order to remain a viable entity. The Company's auditors have included an explanatory paragraph in their report for the year ended May 31, 2000, indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty. Although the Company has yet to recognize a profit, the Company feels that it will find the appropriate funding in the Secondary Offering scheduled later this year to continue as a going concern.

PRESENTATION OF INTERIM INFORMATION:

     In the opinion of the management of Cash Technologies, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2000 and the results of operation and cash flows for the three months ended August 31, 2000 and 1999. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2000, filed with the SEC. The results of operations for the three-month period ended August 31, 2000, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

Gross revenues - include the value of coin and currency processed and do not represent revenue under generally accepted accounting principles.

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

     In August, 1998, the Company entered into a three-year distribution agreement with Geld, subject to successive one-year renewal periods. Pursuant to that agreement Geld granted the Company the exclusive right to distribute and sell cash processing equipment in all areas of the world not covered by the January, 1997 agreement between Geld and the Company (the "Territory"), except to certain financial institutions in Austria, provided that the Company purchases a minimum number of cash processing machines from Geld over a specified period during the initial three-year term of the April, 1997, agreement.

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

     On September 22, 2000, CoinBank was served with a complaint stating that Shaw's Supermarkets has filed a lawsuit (Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. United States District Court, District of Massachusetts) against the Company claiming breach of contract and damages. The Company had been placing Coinbank machines in Shaw's locations in New England and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of the Company's decision to exit the free placement business. Shaw's is claiming damages in excess of $75,000, and additional damages for contract termination fees. The Company believes that the amount owed is approximately $55,000 and has accrued for the liability. Furthermore, the Company has potential claims against Shaw's for damages to the machines. The Company intends to defend itself in the suit. There can be no assurance that the Company will be successful in the defense.

     In December, 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The court has entered judgement against Coinbank in favor of Vindex in the sum of $97,864.40 and has substantially accrued for the liability. The Company has filed an appeal, which is pending.

NOTE 3: STOCKHOLDERS EQUITY

     The Company issued Howard Brand, its Chief Financial Officer, thirty thousand (30,000) Stock Purchase Warrants in September, 1999 at $11.3125. These options have been valued at $62,431 using Black Scholes model and this amount was expensed over a one year period. The Company has recorded an expense of $62,431 as of the quarter ended August 31, 2000. These warrants had their exercise price repriced to $5.00 a share in August, 2000, which was valued at $22,606. Also in August, 2000, Mr. Brand was issued an additional 70,000 Stock Purchase Warrants at $5.00, which was valued at $61,440. Mr. Brand serves as the Company's Chief Financial Officer and Secretary.

NOTE 4: RELATED PARTY TRANSACTION


     In July, 2000, the Company obtained a short-term loan of $240,000 from First Bancorp, L.P. Mr. Bruce Korman, our Chief Executive Officer, is the president and general partner of First Bancorp. As of October 13, 2000, the Company has paid this loan.

NOTE 5: LONG-TERM DEBT


     In order to raise funds for the development of EMMA, on December 31, 1999, the company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D ("the Offering"). The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering, 67.2 Units were sold. Each Unit consists of (i) a Secured Convertible Promissory Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share (maturity date of the note is five years from the date of issuance and can be converted immediately) and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share (warrants are vested immediately and expire five years from the date of issuance). The securities in the private offering memorandum were sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities may not be transferred or resold except pursuant to registration under the Securities Act or an exemption therefrom.

     The Company completed the Offering on January 5, 2000 and raised $3,362,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs.

     The Offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense of which $52,570 was amortized during the quarter ended August 31, 2000.

NOTE 6: SUBSEQUENT EVENTS

     On August 24, 2000, Cash Technologies, Inc., entered into a letter of intent to acquire up to 100% of privately-held RBSA, Inc., an ATM transaction processor headquartered in Carrolton, Texas, for $6,000,000 in cash and stock. Terms of the transaction currently being negotiated provide for the acquisition of at least 51% of RBSA. The final purchase price will be dependent upon the percentage of ownership to be acquired and satisfaction of RBSA's post-closing revenue and income targets. The parties are continuing to perform their respective duties under the letter of intent and a final agreement has not yet been executed. RBSA is an ATM processor, driving approximately two million transactions per month from approximately 5,000 ATMs located across the United States. RBSA provides an array of advanced customer service tools to its clients, including real-time Internet-accessible transaction reports and the ability to perform rapid new-ATM setups automatically though the company's website, rather than the laborious call-center operation used by other processors. We believe that RBSA's business approach fits the Company's philosophy to utilize state-of-the-art technologies to enhance traditional institutional transaction processing methods. The Robinson-Humphrey Company, LLC, is acting as financial advisor to the Company in this transaction. Closing of the transaction is subject to execution of a final agreement, approval by the Board of Directors of Cash Technologies, normal closing conditions and pending financing. There can be no assurance that the transaction will be completed upon the terms outlined, if at all.

     The Company has recently completed a private placement of $2,000,000 of units comprised of Series B 8% Preferred Stock and Series C Warrants. Each unit has a purchase price of $100,000 and is comprised of 20,000 shares of Series B Stock and 4,000 Series C Warrants. The Series B Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series B Stock is convertible into shares of Common Stock, at anytime at the option of the holder, at the liquidation price divided by the lesser of: (i) $5.50 per share; or (ii) the average closing price for the Company's Common Stock for the five (5) trading days ending on the trading day prior to the date of the conversion notice; provided, however, in no event will the conversion rate be less than $2.50 per share. The liquidation price is $5.00 per share. By way of example, for each $100,000 unit, an investor would be entitled to approximately 18,181 shares of Common Stock upon conversion of Series B Stock. The Series C Warrants have an exercise price of $2.00 per share. The Company will record deemed dividends in conjunction with this offering. This amount will be based on the difference between the closing market price and the Series B Preferred Stock plus the value of the Series C Warrants, using the Black-Scholes model, associated with the Series B Preferred Stock. The Company intends to use the proceeds for working capital and debt repayment. The securities in the private offering are being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. Any representation to the contrary is a criminal offense. As of September 30, 2000, the Company had received gross proceeds of $2,000,000 in conjunction with this placement and paid commissions of $144,000 out of $160,000 due.

     In August 2000, the Company entered into an agreement to hire Ken Paull as Senior Vice-President of Sales and Marketing. Mr. Paull commenced his duties in September, 2000. The agreement terminates in September, 2003. Pursuant to the employment agreement, Mr. Paull receives a yearly salary of $225,000. Mr. Paull was also awarded 185,000 options vesting over three years, the exercise price ranges from $3.33 to $5.00. Mr. Paull may receive additional bonus payments and options based upon income and revenue of the Company.

     In 1997, the Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The line is secured by a lien on certain of our Coinbank machines. As of August 31, 2000, there was approximately $2,574,000 of principal outstanding. Amounts borrowed under this line bear interest at approximately 9.0% per annum, payable over a period of 60 months, subject to certain pre-payment penalties. The Company cannot borrow any further under this credit agreement. The Company is required to make monthly payments of principal and interest on this line of credit, currently approximately $120,000. In May, 2000, the Company negotiated a modification of the payment terms and on June 29, 2000, obtained a waiver to be in compliance with the payments terms. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve
(12) months and to defer interest payments for six (6) months. As part of this Agreement, GE provided the Company with a waiver to be in compliance with all payment terms. Both interest and principal will start amortizing upon completion of a public stock offering, or after twelve months for the remainder of the original term. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000. If the Company repays the loans in full within twelve (12) months, then $400,000 of the $500,000 increase will be waived. The Company has agreed to give GE a lien on all of the assets of the Company subject to any pre-existing liens, including liens in favor of the debt holders from the January 2000 private offering.

     A majority of the Company's present revenue is derived from its agreement with the Los Angeles County Metropolitan Transportation Authority. On September 16, 2000, the employees of the Metropolitan Transit Authority (MTA) went on strike. While the employees are on strike, the Company has not been receiving currency to process under its agreement with MTA. This lack of currency processing will have a negative and material impact on revenue and earnings. There are no assurances on how long the strike will last or when the MTA will resume sending currency to the Company to process. For the year ended May 31, 2000, revenues from MTA represented 48% of total net revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT

     In addition to historical information, the information included in this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately", "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: significant and immediate need for capital, market acceptance of the Company's products, technological restrictions upon development, limited marketing experience, uncertainty of product development, including our EMMA technology, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.

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

Electronic Message Management Architecture (EMMA)(TM) Transaction Processing System

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

     In December, 1999, the Company entered into an agreement with Rent Way, Inc. and installed three ATM-X machines in the Rentway stores as a pilot program in early 2000. As of August 31, 2000, the machines are in operation and fully functional providing check cashing and standard ATM functions.

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

Product Development
-------------------

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

ATM-X(TM), POS-X(TM)

     The Company has developed the client software for an enhanced version of an automated teller machine, designated the ATM-X and a POS terminal, designated POS-X. The software permits these devices to offer a full range of financial services not typically offered by ATMs and POS terminals, such as check cashing, electronic bill payment, instant activated phone cards, event ticketing and Internet products and services. In partnership with ATM manufacturer Diebold, Inc., in March, 2000, the Company completed installation of the first ATM-X pilot at three stores owned by Rent Way. As of August 31, 2000, the machines are in operation and fully functional, providing automated check cashing and ATM functions. As of August 31, 2000, no POS-X terminals have yet been deployed. As intended, the Company used a portion of the proceeds of its initial public offering for further testing and refinements of these products. There can be no assurance that third-party manufacturers, such as Diebold, will continue to provide the hardware needed for the ATM-X and POS-X machines or that they or we, will be able to successfully market the device.

     The Company currently generates revenues through the purchase of United States currency which is acquired in bulk at a small discount from face value and then counted, sorted, wrapped and re-sold primarily to a variety of retail businesses at face value plus a small fee or deposited to the Federal Reserve Bank for credit to the Company's account. The Company also generates revenues from CoinBank machine sales and the fees from the operation of self-service CoinBank Machines. The Company's expenses have exceeded net revenues since inception. For the fiscal year ended May 31, 1998, 1999 and 2000, the Company sustained net losses of $2,727,145, 5,711,964 and $6,639,901, respectively. The Company incurred net losses of $1,047,644 and $1,540,501 for the quarter ended August 31, 2000 and 1999, respectively.

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

     Revenues generated from the sale of CoinBank machines were approximately 27%, fee income from "free placement" machines, which accounted for approximately 11% and currency processing accounted for 62% of net revenues for the three months ended August 31, 2000. The Company anticipates that transaction and licensing fees derived from the EMMA transaction processing system will eventually become the largest source of the Company's future revenues.

     The Company was awarded a contract to count, process and purchase currency for the Los Angeles County Metropolitan Transportation Authority ("LACMTA") for a fee of approximately 1% of all currency processed commencing on April 1, 2000, and with subsequent renewals, ending on March 31, 2005. The Company expects to purchase and process between $35 and $40 million dollars of currency on this contract during fiscal 2001. The Company records as revenue the service fee charged for the processing of currency.

     A majority of the Company's present revenue is derived from its agreement with the Los Angeles County Metropolitan Transportation Authority. On September 16, 2000, the employees of the Metropolitan Transit Authority (MTA) went on strike. While the employees are on strike, the Company has not been receiving currency to process under its agreement with MTA. This lack of currency processing will have a negative and material impact on revenue and earnings. There are no assurances on how long the strike will last or when the MTA will resume sending currency to the Company to process. For the year ended May 31, 2000, revenues from MTA represented 48% of total net revenues.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2000, COMPARED TO THREE MONTHS ENDED AUGUST 31, 1999.

     Gross revenues include the value of the cash processed, CoinBank machine sales and fee income for the three months ended August 31, 2000, amounted to $9,180,322 compared to $10,818,265 for the quarter ended August 31, 1999. Gross revenues do not represent revenues under Generally Accepted Accounting Principles. Net revenues for the 2001 period decreased to $229,807 or 2.50% of gross revenues, compared to $295,853, or 2.73% of gross revenues for 1999 period. The decrease in net revenue was primarily attributable to the termination of the Shaw's contract.

     Cost of revenues for the three months ended August 31, 2000, was $161,714 compared to $326,066 for the quarter ended August 31, 1999. The decrease in direct costs was primarily the result of significant reduction in third-party maintenance and collection costs as well as labor and other direct costs.

     Gross profit for the three months ended August 31, 2000, was $68,093 compared to a gross loss of $(30,213) for the three months ended August 31, 1999. The increase in Gross profit/loss was impacted by the factors stated in revenues and cost of revenues.

     Selling, General and Administrative expenses for the three months ended August 31, 2000, decreased to $878,899 compared to $1,389,709 for the three months ended August 31, 1999. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease was primarily attributable to the termination of the Shaw's contract, which resulted in a reduction of labor and other administrative costs. Also for the same period ended last year, $278,693 in EMMA related system developments costs were expensed compared to $319,259 which was capitalized for the current quarter, resulting from portions of the Company's transaction processing platform reaching technological feasibility.

     Depreciation and amortization expenses for the three months ended August 31, 2000, and 1999, were $20,164 and $17,671. The increase was the result of additions to fixed assets.

     Interest expense for the three months ended August 31, 2000, and 1999, was $214,274 and $100,294. The increase was primarily due to the amortization of the discount on long-term notes payable, an expense of $52,750 and amounts outstanding on long-term notes payable.

     As a result of the foregoing, net losses for the three months ended August 31, 2000, and 1999, were $1,047,644 and $1,540,501, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to suffer recurring losses from operations as of August 31, 2000, and has not generated sufficient revenue producing activity to sustain its operations. The Company's independent certified public accountants have included a modification to their opinion, which indicated there is substantial doubt about the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirement and launch new products, but may not be able to do so. While the Company is confident that it will raise the additional capital required, should the Company not be able to do so, it may have to curtail operations.

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. As of August 31, 2000, the Company had unrestricted cash and cash equivalents of $174,946 compared to $258,739 as of August 31, 1999. On September 22, 2000, the Company had cash and cash equivalents of $1,209,545, resulting from the private placement. Since inception, the Company has satisfied its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, and various borrowings.

     Net cash provided by operating activities was $121,643 for the three months ended August 31, 2000, as compared to net cash used in operating activities of $684,610 for the three months ended August 31, 1999. The decrease in net cash used in operating activities, during the 2000 period was primarily due to the result of decreases in cash inventory of $176,163, accounts receivables of $154,783 and an increase in accrued expenses of $206,948.

     Net cash used in investing activities was $230,446 for the three months ended August 31, 2000, as compared to net cash provided by investing activities of $44,610 for the three months ended August 31, 1999. The decrease in net cash provided in investing activities was attributable to an increase in sale of equipment of $40,000, release of restricted cash of $44,610 and increase in capitalized software cost of $319,259.

     Net cash used in financing activities for the three months ended August 31, 2000, was $71,433 as compared to $129,846 for the three months ended August 31, 1999. The decrease in net cash used by financing activities for the 2000 period was primarily attributable to decreases in deferred financing costs and payment on long term debt offset by receipt of short-term financing.

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

     In order to raise funds for the development of EMMA, on December 31, 1999, the company commenced a private offering pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D ("the Offering"). The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering 67.2 Units were sold. Each Unit consists of (i) a Secured Convertible Promissory Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share (maturity date of the note is five years from the date of issuance and can be converted immediately) and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share (warrants are vested immediately and expire five years from the date of issuance). The securities in the private offering memorandum were sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities may not be transferred or resold except pursuant to registration under the Securities Act or an exemption therefrom.

     The Company completed the Offering on January 5, 2000 and raised $3,362,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs.

     The Offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense of which $52,570 was amortized during the quarter ended August 31, 2000.

     The Company has recently completed a private placement of $2,000,000 of units comprised of Series B 8% Preferred Stock and Series C Warrants. Each unit has a purchase price of $100,000 and is comprised of 20,000 shares of Series B Stock and 4,000 Series C Warrants. The Series B Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series C Warrants have an exercise price of $2.00 per share. The Company will record deemed dividends in conjunction with this offering. This amount will be based on the difference between the closing market price and the Series B Preferred Stock plus the value of the Series C Warrants, using the Black-Scholes model, associated with the Series B Preferred Stock. The Company intends to use the proceeds for working capital and debt repayment. The securities in the private offering are being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. Any representation to the contrary is a criminal offense. As of September 30, 2000, the company has received $2,000,000 in conjunction with this placement and paid approximately $144,000 of $160,000 due in commissions and offering expenses. The Company has used approximately $1,200,000 of the proceeds to date to repay a loan from First Bancorp LP, an entity controlled by Bruce Korman, our Chief Executive Officer ($240,000 plus interest and fee), commissions paid to Gunn Allen the placement agent ($144,000), loans made to shareholders of RBSA ($121,666) and working capital obligations.

     Based on the Company's current proposed plans and assumptions, the Company anticipates that the net proceeds of its private offering will be sufficient to satisfy its contemplated cash requirements for approximately four months. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, decreased demand for its services or otherwise), the Company could be required to obtain additional financing sooner than currently anticipated. The Company is currently negotiating additional financing, however there can be no assurance that these negotiations will successfully result in additional financing when needed, on commercially reasonable terms, or at all.

In 1997, the Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The line is secured by a lien on certain of our Coinbank machines. As of August 31, 2000, there was approximately $2,574,000 of principal outstanding. Amounts borrowed under this line bear interest at approximately 9.0% per annum, payable over a period of 60 months, subject to certain pre-payment penalties. The Company cannot borrow any further under this credit agreement. The Company is required to make monthly payments of principal and interest on this line of credit, currently approximately $120,000. In May, 2000, the Company negotiated a modification of the payment terms and on June 29, 2000, obtained a waiver to be in compliance with the payments terms. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve
(12) months and to defer interest payments for six (6) months. As part of this Agreement, GE provided the Company with a waiver to be in compliance with all payment terms. Both interest and principal will start amortizing upon completion of a public stock offering, or after twelve months for the remainder of the original term. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000. If the Company repays the loans in full within twelve (12) months, then $400,000 of the $500,000 increase will be waived. The Company has agreed to give GE a lien on all of the assets of the Company subject to any pre-existing liens, including liens in favor of the debt holders from the January, 2000, private offering.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


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

     On September 22, 2000, CoinBank was served with a complaint stating that Shaw's Supermarkets has filed a lawsuit (Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. United States District Court, District of Massachusetts) against the Company claiming breach of contract and damages. The Company had been placing Coinbank machines in Shaw's locations in New England and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of the Company's decision to exit the free placement business. Shaw's is claiming damages in excess of $75,000, and additional damages for contract termination fees. The Company believes that the amount owed is about $55,000 and has accrued for the liability. Furthermore, the Company has potential claims against Shaw's for damages to the machines. The Company intends to defend itself in the suit. There can be no assurance that the Company will be successful in the defense.

     In December, 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The court has entered judgement against Coinbank in favor of Vindex in the sum of $97,864.40 and has substantially accrued for the liability. The Company has filed an appeal, which is pending.

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

     The Company has recently completed a private placement of $2,000,000 of units comprised of Series B 8% Preferred Stock and Series C Warrants. Each unit has a purchase price of $100,000 and is comprised of 20,000 shares of Series B Stock and 4,000 Series C Warrants. The Series B Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series C Warrants have an exercise price of $2.00 per share. The Company will record deemed dividends in conjunction with this offering. This amount will be based on the difference between the closing market price and the Series B Preferred Stock plus the value of the Series C Warrants, using the Black-Scholes model, associated with the Series B Preferred Stock. The Company intends to use the proceeds for working capital and debt repayment. The securities in the private offering are being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The securities have neither been registered with, nor approved or disapproved by, the SEC or by the securities regulatory authority of any state, and neither the SEC nor any such state authority has passed upon or endorsed the merits of the offering, and it is not intended that any of them will. Any representation to the contrary is a criminal offense. As of September 30, 2000, the company has received $2,000,000 in conjunction with this placement and paid approximately $144,000 of $160,000 due in commissions and offering expenses. The Company has used approximately $1,200,000 of the proceeds to date to repay a loan from First Bancorp LP, an entity controlled by Bruce Korman, our Chief Executive Officer ($240,000 plus interest and fee), commissions paid to Gunn Allen the placement agent ($144,000), loans made to shareholders of RBSA ($121,666) and working capital obligations.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit No.         Description
-----------         -----------

3.1                 Form of Series B Preferred Stock Designation

4.1                 Form of Series C Warrants

10.1 Form of Employment Agreement between the Company and Ken Paull dated as of August 7, 2000

27                  Financial Data Schedule

(b)   Reports on Form 8-K

NONE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended August 31,2000, to be signed on its behalf by the undersigned, thereunto duly authorized the 13th day of October 2000.

CASH TECHNOLOGIES, INC.


By:  /S/ Bruce Korman

----------------------------------------
Bruce Korman
President and Chief Executive Officer


By:  /S/ Howard Brand

----------------------------------------
Howard Brand
Chief Financial Officer