Form 10QSB/A
period 2000-08-31
CASH TECHNOLOGIES INC
filed 2000-10-26
CIK 1022964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                       --------------------------------
                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

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
                                                     (Unaudited)

ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                         $    174,946    $    355,364
Accounts Receivable                                      1,559         156,341
Inventories                                                 --         176,163
Prepaid expenses and other current assets                   --             800
                                                  ------------    ------------

Total Current Assets                                   176,505         688,668

COINBANK MACHINES HELD FOR SALE                      1,229,494       1,282,636

PROPERTY AND EQUIPMENT (net)                           196,111         260,581

CAPITALIZED SOFTWARE                                 1,480,473       1,161,214

OTHER ASSETS                                            79,334          39,500
                                                  ------------    ------------
TOTAL ASSETS                                         3,161,917       3,432,599
                                                  ============    ============


LIABILITIES AND STOCKHOLDERS DEFICIENCY

CURRENT LIABILITIES:
Current maturities of Notes Payable                         --       1,359,229
Current maturities of Capital Lease Obligations             --             487
Accounts Payable                                       867,612         370,298
Accrued expenses & other current liabilities           761,393         616,376
                                                  ------------    ------------
Total Current Liabilities                            1,629,005       2,346,390


Long-Term Notes Payable                              2,581,549       1,293,266
Long-Term Convertible Debt                           3,339,792       3,202,667
                                                  ------------    ------------
Total Long-Term Liabilities                          5,881,341       4,495,933


Total Libilities                                     7,510,346      6,842,323


STOCKHOLDERS DEFICIENCY
Common Stock                                            35,198          35,198
Redeemable Preferred Stock                           1,122,188       1,122,188
Additional Paid In Capital                          13,996,774      13,905,391
Accumulated Deficit                                (19,542,589)    (18,472,501)
                                                  ------------    ------------
Total stockholders' deficiency                      (4,388,429)     (3,409,724)
                                                  ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDER DEFICIENCY      $  3,161,917    $  3,432,599
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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB Amendment No. 1 for the fiscal quarter ended August 31,2000, to be signed on its behalf by the undersigned, thereunto duly authorized the 26th day of October 2000.

CASH TECHNOLOGIES, INC.


By:  /S/ Bruce Korman

----------------------------------------
Bruce Korman
President and Chief Executive Officer


By:  /S/ Howard Brand

----------------------------------------
Howard Brand
Chief Financial Officer