Form 10QSB
period 2000-11-30
CASH TECHNOLOGIES INC
filed 2001-01-16
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For three month period ended November 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

0-24569
(Commission File Number)

CASH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation organization)	95-4558331 (IRS Employer Identification No.)

1434 W. 11th Street Los Angeles, CA (Address of principal executive offices)	90015 (Zip Code)

(213) 745-2000
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

             On January 14, 2001, there were 3,578,950 shares of common stock, $ .01 par value, issued and outstanding.

CASH TECHNOLOGIES, INC.
FORM 10-QSB

Item 2.	Changes in Securities	14

Item 3.	Default Upon Senior Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES	16

PART I

Item 1.   Financial Statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2000	May 31, 2000

	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$128,489	$531,527
Accounts Receivable	10,471	156,341
Prepaid expenses and other current assets	110,000	800

Total Current Assets	248,960	688,668
Coinbank machines held for sale	1,224,650	1,282,636
Property and Equipment (net)	188,217	260,581
Capitalized Software	1,819,146	1,161,214
Deferred Finance Fees (Note 5)	468,750	—
Other Assets	158,295	39,500

Total Assets	$4,108,018	$3,432,599

LIABILITIES AND STOCKHOLDERS DEFICIENCY
Current Liabilities:
Current maturities of Notes Payable	198,761	$1,359,229
Current maturities of Capital Lease Obligations	—	487
Accounts Payable	870,903	370,298
Accrued expenses & other current liabilities	778,496	616,376

Total Current Liabilities	1,848,160	2,346,390
Long-Term Notes Payable	2,537,438	1,293,266
Long-Term Convertible Debt	3,383,540	3,202,667

Total Long-Term Liabilities	5,920,978	4,495,933
Total Liabilities	7,769,138	6,842,323
Stockholders Deficiency
Common Stock	35,666	35,198
Redeemable Preferred Stock	2,528,063	1,122,188
Additional Paid In Capital	14,891,607	13,905,391
Accumulated Deficit	(21,116,456)	(18,472,501)

Total stockholders’ deficiency	(3,661,120)	(3,409,724)

Total Liabilities and Stockholder Deficiency	$4,108,018	$3,432,599

See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended November 30,		For Six Months Ended November 30,

	2000	1999	2000	1999

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Gross Revenues (Note 1)	$4,640,742	$10,830,398	$13,821,064	$21,648,663

Net Revenues	$83,548	$468,682	$313,356	$764,535
Cost Of Revenues	48,848	419,824	210,563	745,890

Gross Profit	34,700	48,858	102,793	18,645
Selling, General, & Admin Exp	876,631	1,173,721	1,755,529	2,563,432
Depreciation & Amortization Exp	13,339	15,278	33,503	32,949

Operating Loss	(855,270)	(1,140,141)	(1,686,239)	(2,577,736)
Other Income	—	923,438	—	923,438
Interest Expense	259,314	100,631	473,588	200,925

Loss Before Income Taxes	(1,114,584)	(317,334)	(2,159,827)	(1,855,223)
Income Taxes	—	5,055	2,400	7,669

Net Loss	(1,114,584)	(322,389)	(2,162,227)	(1,862,892)

Deemed Dividends to preferred Shareholders	459,284	405,302	481,727	485,871

Net Loss Allocable to common shareholders	(1,573,868)	(727,691)	(2,643,954)	(2,348,763)

Basic and diluted net loss per share	$(0.45)	$(0.21)	$(0.75)	$(0.67)

Basic and diluted weighted average shares of common stock outstanding	3,532,450	3,488,665	3,527,297	3,488,665

See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For Six Months Ended November 30,

	2000	1999

	(unaudited)	(unaudited)
Operating Activities:
Net Loss	$(2,162,277)	$(1,862,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	40,578	117,311
Amortization Expense—related to discount on convertible debt & deferred finance fees	136,750	—
Adjustment to PPM	(13,000)
Non-Cash Compensation	105,719	—
Impairment on Machines	4,329	8,540
Gain on sale of Coinbank Machines	(19,123)
Loss on disposal of equipment	368
Changes in operating assets and liabilities:
Account receivable	145,870	(185,396)
Inventories	—	115,616
Inventories CoinBank Machines	—	183,574
Prepaid expenses and other current assets	(109,200)	(327,708)
Other assets	(118,795)	(475,162)
Accounts payable	500,605	357,409
Accrued expenses and other current liabilities	205,604	282,284

Net cash used in operating activities	(1,282,522)	(1,786,424)

Investing Activities:
Purchase of equipment/machinery	(8,582)
Proceeds from the sale of Coinbank machines held for sale	72,780	—
Restricted Cash	—	44,610
Capitalized Software	(657,932)
Proceeds from the sale of Equipment	40,000	41,942

Net cash Provided by (used in) investing activities	(553,734)	86,552

Financing Activities:
Deferred financing cost	—	(134,000)
Payments on capital lease obligation	(487)	(16,802)
Repayments on long-term debt	(656,295)	(572,545)
Proceeds from long-term debt	240,000
Deferred compensation expense	—	190,856
Proceeds from issuance of preferred stock	1,850,000	1,114,706
Long-Term Notes Payable	—	500,000
Compensation expense for warrants issued		359,017

Net cash provided by financing activities	1,433,218	1,441,232

Decrease in cash and cash equivalents	(403,038)	(258,641)
Cash & Cash Equivalents, Beginning of period	531,527	1,028,586

Cash & Cash Equivalents, End of period	$128,489	$769,945

Supplemental Disclosure Of Cash Flow Information:
Income taxes	$2,400	$7,669
Cash paid for interest	$—	$200,925
Supplemental Disclosure Of Noncash Transaction:
Reclassification of depreciation from fixed assets-CoinBank machines	$—	$357,470
Finance Fees added to notes payables	$500,000	$—
Conversion of Preferred Stock into Common Stock	$444,125	$—
Deemed Dividend on Preferred Stock	$436,840	$—

See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   General

  Going Concern

             The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company raised additional capital in 1998, 1999 and in 2000, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The Company’s auditors have included an explanatory paragraph in their report for the year ended May 31, 2000, indicating there is substantial doubt regarding the Company’s ability to continue as a going concern. As of November 30, 2000 the Company had a working capital deficit of $1,599,200 as well as a stockholders deficiency of $3,661,120. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

  Presentation of Interim Information

             In the opinion of the management of Cash Technologies, Inc. (the “Company”), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2000 and the results of its operations and cash flows for the six months ended November 30, 2000 and 1999. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

             The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Form 10-KSB for the year ended May 31, 2000, filed with the SEC. The results of operations for the three-month and six-month periods ended November 30, 2000, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

  Gross Revenues

             Gross Revenues include the value of coin and currency processed and do not represent revenue under generally accepted accounting principles.

  Basis of Presentation

             The unaudited condensed consolidated financial statements of Cash Technologies, Inc. and its subsidiaries National Cash Processors Inc., CoinBank Automated Systems, Inc. (“CAS”) and CoinBank Automation Handles GmbH, Salzburg, Austria, (collectively, the “Company”) included herein, reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management are necessary to present fairly the Company’s financial position, results of operations and cash flows, for the periods presented.

Note 2.   Commitments and Contingencies

             In January, 1997, the Company entered into a five-year licensing and manufacturing services agreement with Geld Bearbeitungs Systeme GmbH, an Austrian corporation (‘‘Geld’’). Pursuant to that agreement Geld granted the Company the exclusive, perpetual right to use certain technology incorporated in CoinBank machines in North and South America and Asia, provided that the Company purchases a minimum quantity of coin-counting components used in CoinBank machines over the term of the agreement.

             In August, 1998, the Company entered into a three-year distribution agreement with Geld, subject to successive one-year renewal periods. Pursuant to that agreement Geld granted the Company the exclusive right to distribute and sell cash processing equipment in all areas of the world not covered by the January, 1997 agreement between Geld and the Company (the ‘‘Territory’’), except to certain financial institutions in Austria, provided that the Company purchases a minimum number of cash processing machines from Geld over a specified period during the initial three-year term of the April, 1997, agreement.

             We are engaged in a lawsuit against Geld. As described in our SEC Reports, we have a five year licensing and manufacturing services agreement with Geld. We had previously entered into a letter of intent to acquire Geld and certain disputes have arisen regarding the acquisition and licensing agreements between the parties. We instituted the suit to enforce certain licensing rights under our agreements and to enforce the acquisition letter of intent. Although we believe, based upon advice of our Austrian counsel, that we have a meritorious and strong claim, there can be no assurance that we will be successful in our suit. Recently the Austrian Courts awarded the Company a 10% ownership interest in Geld resulting from a ruling adverse to one of its principals.

             The Company has negotiated an agreement with Tecwings Industrialisierung und Electronickproduktion GmbH for the continued manufacturing of CoinBank machines. No machines are being manufactured at this time. On September 22, 2000, Shaw's Supermarkets filed a lawsuit (Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. United States District Court, District of Massachusetts) against the Company claiming breach of contract and damages. The Company had been placing CoinBank machines in Shaw's locations in New England and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of the Company's decision to exit the free placement business. Shaw's is claiming that it is owed $85,000 in reimbursements in addition to damages for termination totaling approximately $200,000. The Company believes that the amount owed for reimbursement is approximately $55,000 and has accrued for the liability and that it has no liability whatsoever under the contract for termination fees. Furthermore, the Company may have potential claims against Shaw's for damages to the machines. The Company intends to defend itself in the suit. There can be no assurance that the Company will be successful in the defense. Settlement negotiations are presently underway with Shaw’s.

             In December, 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The court has entered judgment against CAS in favor of Vindex in the sum of $97,864 and has accrued for the liability. The Company has filed an appeal, which is pending.

Note 3.   Stockholders Equity

             In September 1999, the Company issued Howard Brand, its then current Chief Financial Officer, thirty thousand (30,000) Stock Purchase Warrants at $11.3125 per share. These warrants have been valued at $62,431 using Black Scholes model and this amount was expensed over a one-year period. These warrants were repriced to $5.00 per share in August, 2000, which was valued at $22,606 and expensed in the first quarter. Also in August, 2000, Mr. Brand was issued an additional 70,000 Stock Purchase Warrants at $5.00 per share, which was valued at $61,440 and was also expensed in the first quarter. Mr. Brand served as the Company’s Chief Financial Officer and Secretary, until December 7, 2000.

             In October, 2000, the Company completed a private placement of $2,000,000 of units comprised of Series B 8% Preferred Stock (“Series B Stock”) and Series C Warrants. Each unit had a purchase price of $100,000 and is comprised of 20,000 shares of Series B Stock and 4,000 Series C Warrants. The Series B Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series B Stock is convertible into shares of Common Stock, at anytime at the option of the holder, at the liquidation price divided by the lesser of: (i) $5.50 per share; or (ii) the average closing price for the Company’s Common Stock for the five (5) trading days ending on the trading day prior to the date of the conversion notice; provided, however, in no event will the conversion rate be less than $2.50 per share. The liquidation price is $5.00 per share. By way of example, for each $100,000 unit, an investor would be entitled to approximately 18,181 shares of Common Stock upon conversion of Series B Stock. The Series C Warrants have an exercise price of $2.00 per share. The Company recorded deemed dividends of $436,840 in conjunction with this offering. This amount will be based on the difference between the closing market price and the Series B Preferred Stock plus the value of the Series C Warrants, using the Black-Scholes model, associated with the Series B Preferred Stock. The Company intends to use the proceeds for working capital and debt repayment. The securities in the private offering were being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company’s intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission there under. The Company received gross proceeds of $2,000,000 in conjunction with this placement and paid commissions of $150,000.

Note 4.   Related Party Transaction

             In July 2000, the Company obtained a short-term loan of $240,000 from First Bancorp, L.P. Mr. Bruce Korman, our Chief Executive Officer, is the president and general partner of First Bancorp. On October 13, 2000 the Company re-paid this loan. There was no interest paid on this loan.

Note 5.   Long-Term Debt

             In 1997, the Company entered into a credit agreement with GE Capital Corporation (“GE”) pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The line is secured by a first priority lien on certain of our CoinBank machines and a secondary lien on other assets. As of November 30, 2000, there was approximately $2,158,000 of the original principal outstanding. Amounts borrowed under this line bear interest at approximately 9.0% per annum, payable over a period of 60 months, subject to certain pre-payment penalties. The Company cannot borrow any further under this credit agreement. The Company is required to make monthly payments of principal and interest on this line of credit, currently approximately $120,000. In May, 2000, the Company negotiated a modification of the payment terms and on June 29, 2000, obtained a waiver to be in compliance with the payments terms. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As part of this Agreement, GE provided the Company with a waiver to be in compliance with all payment terms. Both interest and principal will start amortizing upon completion of a public stock offering, or after twelve months for the remainder of the original term. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which are being amortized over the term of the loan. If the Company repays the loans in full within twelve (12) months, then $400,000 of the $500,000 increase will be waived.

Note 6.   Subsequent Events

             Effective December 11, 2000, the Company’s Chief Financial Officer and Secretary, Howard Brand, resigned and was replaced by Edmund King. The Company has negotiated an employment agreement with Mr. King, subject to final Board approval. Under the terms of his employment, Mr. King will serve as Chief Financial Officer and Secretary of the Company and its subsidiaries. Mr. King will receive a base salary of $120,000 per annum, and will be entitled to participate in employment benefit plans available to other senior executives, and will receive a car allowance and reimbursement of expenses. Mr. King was granted five-year stock options to purchase 50,000 shares of Common Stock with an exercise price of $2.19 per shares, the closing price of the Company’s stock on December 7, 2000. The options vest in one-third increments commencing December 2001. The grant of options is subject to stockholder approval of certain amendments to the Company’s employee stockholder plan, which the Company expects to submit to stockholders in the first quarter of 2001.

             On January 10, 2001, the Company completed a financing of $500,000 comprised of Series C 8% Convertible Preferred Stock and Series D Warrants. The Series C Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series D Warrants have an exercise price of $0.50 per share. The Company issued 480,769 shares of Series C Preferred Stock which was determined by dividing the sum of $500,000 by the average closing price of the Common Stock of the Company on the American Stock Exchange for the 5 trading days ending January 3, 2000. In addition the investor received 302,231 Series D Warrants. The Series D Warrants are exercisable by the holder at any time commencing on the date of issue for a period of five years. Also, the investor shall have the right to have one nominee elected to the Board of Directors of the Company for a period of one year. As part of the purchase price the investor will surrender 83,000 Series B and C warrants in his possession. The Company will record dividends in conjunction with this offering. This amount will be based on the difference between the closing market price and the Series C Preferred Stock plus the value of the Series D Warrants, using the Black-Scholes model, associated with the Series C Preferred Stock. The Company intends to use the proceeds for general working capital purposes.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor Statement

             In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’), and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), such as those pertaining to the Company’ s capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ‘‘believes,’’ ‘‘expects,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘seeks,’’ ‘‘ approximately”, ‘‘intends,’’ ‘‘plans,’’ ‘‘pro forma,’’ ‘‘estimates,’’ or ‘‘anticipates’’ or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: significant and immediate need for capital, market acceptance of the Company’s products, technological restrictions upon development, limited marketing experience, uncertainty of product development, including our EMMA technology, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company’s other reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.

Results Of Operations

Three Months Ended November 30, 2000, Compared to Three Months Ended November 30, 1999.

             Gross revenues as reported include the value of the cash processed, CoinBank machine sales and fee income for the three months ended November 30, 2000, amounted to $4,640,742 compared to $10,830,398 for the quarter ended November 30, 1999. Gross revenues do not represent revenues under Generally Accepted Accounting Principles.

             Net revenues for the 2000 period decreased to $83,548 or 1.80% of gross revenues, compared to $468,682, or 4.33% of gross revenues for 1999 period. The decrease in net revenue was primarily attributable to the termination of the Shaw’s contract and a MTA strike.

             Cost of revenues for the three months ended November 30, 2000, was $48,848 compared to $419,824 for the three months ended November 30, 1999. The decrease in direct costs was primarily the result of significant reduction in third-party maintenance and collection costs as well as labor and other direct costs and a MTA strike

             Gross profit for the three months ended November 30, 2000, was $34,700 compared to a gross profit of $48,858 for the three months ended November 30, 1999. The decrease in Gross profit was impacted by the factors stated in revenues and cost of revenues.

             Selling, General and Administrative expenses for the three months ended November 30, 2000, decreased to $876,631 compared to $1,173,721 for the three months ended November 30, 1999. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease was primarily attributable to the termination of the Shaw’s contract, which resulted in a reduction of labor and other administrative costs. Also, $338,673 in EMMA related system developments costs were capitalized for the current quarter, resulting from portions of the Company’s transaction processing platform reaching technological feasibility.

             Depreciation and amortization expenses for the three months ended November 30, 2000, and 1999, were $13,339 and $15,278. The decrease was the result of disposal of certain fixed assets.

             Other Income for the three months ended November 30, 2000 was $0 compared to $923,438 for the same period in 1999. This income was the result of the settlement of a lawsuit with Coinstar, Inc. The Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar for a total value of $923,438.

             Interest expense for the three months ended November 30, 2000, and 1999, was $259,314 and $100,631. The increase was primarily due to $84,000 of amortization of the discount on long-term notes payable and deferred financing fees, and the increase in amounts outstanding on long-term notes payable.

             As a result of the foregoing, net losses for the three months ended November 30, 2000, and 1999, were $1,114,584 and $322,389, respectively.

Six Months Ended November 30, 2000, Compared To Six Months Ended November 30, 1999.

             Gross revenues include the value of the cash processed, CoinBank machine sales and fee income for the six months ended November 30, 2000, amounted to $13,821,064 compared to $21,648,663 for the six months ended November 30, 1999. Gross revenues do not represent revenues under Generally Accepted Accounting Principles.

             Net revenues for the 2000 period decreased to $313,356 or 2.26% of gross revenues, compared to $764,535, or 3.53% of gross revenues for 1999 period. The decrease in net revenue was primarily attributable to the termination of the Shaw’s contract and a MTA strike.

             Cost of revenues for the six months ended November 30, 2000, was $210,563 compared to $745,890 for the six months ended November 30, 1999. The decrease in direct costs was primarily the result of significant reduction in third-party maintenance and collection costs, labor and other direct costs, as well as the termination of the Shaw’s free-placement contract.

             Gross profit for the six months ended November 30, 2000, was $102,793 compared to a gross profit of $18,645 for the six months ended November 30, 1999. The increase in Gross profit was impacted by the factors stated in revenues and cost of revenues.

             Selling, General and Administrative expenses for the six months ended November 30, 2000, decreased to $1,755,529 compared to $2,563,432 for the six months ended November 30, 1999. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease was primarily attributable to the termination of the Shaw’s contract, which resulted in a reduction of labor and other administrative costs. Also, $657,932 in EMMA related system developments costs were capitalized for the current quarter, resulting from portions of the Company’s transaction processing platform reaching technological feasibility.

             Depreciation and amortization expenses for the six months ended November 30, 2000, and 1999, were $33,503 and $32,949.

             Other Income for the six months ended November 30, 2000 was $0 compared to $923,438 for the same period in 1999. This income was the result of the settlement of a lawsuit with Coinstar, Inc. The Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar for a total value of $923,438.

             Interest expense for the six months ended November 30, 2000, and 1999, was $473,588 and $200,925. The increase was primarily due to $136,750 of amortization of the discount on long-term notes payable and deferred financing fees, and the increase in amounts outstanding on long-term notes payable.

             As a result of the foregoing, net losses for the six months ended November 30, 2000, and 1999, were $2,162,227 and $1,862,892, respectively.

Liquidity And Capital Resources

             The Company continues to suffer recurring losses from operations as of November 30, 2000, and has not generated sufficient revenue producing activity to sustain its operations. The Company’s independent certified public accountants have included an opinion for the year ended May 31, 2000, which indicates that there is substantial doubt about the Company’s ability to continue as a going concern. As of November 30, 2000, the Company had a working capital deficit of $1,599,200. The Company is attempting to raise additional capital to meet future working capital requirement and launch new products, but may not be able to do so and it may have to curtail operations.

             The Company’s capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. As of November 30, 2000, the Company had unrestricted cash and cash equivalents of $128,489 compared to $769,945 as of November 30, 1999. Since inception, the Company has satisfied its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, and various borrowings.

             Net cash used in operating activities was $1,282,522 for the six months ended November 30, 2000, as compared to $1,786,424 for the six months ended November 30, 1999. The decrease in net cash used in operating activities during the 2000 period was due to the net loss, partially offset by a decrease in accounts receivables of $145,870 and an increase in accounts payable of $500,603.

             Net cash used in investing activities was $553,734 for the six months ended November 30, 2000, as compared to net cash provided by investing activities of $86,552 for the six months ended November 30, 1999. The change in net cash provided/used in investing activities was primarily attributable to an increase in capitalized software cost of $657,932.

             Net cash provided by financing activities for the six months ended November 30, 2000, was $1,433,218 as compared to $1,441,232 for the six months ended November 30, 1999. The increase in net cash provided by financing activities for the 2000 period was primarily attributable to proceeds from issuance of preferred stock offset by an increase in deferred financing costs and a decrease in payment on long term debt.

             In October 2000, the Company completed a private placement of $2,000,000 of units comprised of Series B 8% Preferred Stock and Series C Warrants. Each unit had a purchase price of $100,000 and is comprised of 20,000 shares of Series B Stock and 4,000 Series C Warrants. The Series B Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series C Warrants have an exercise price of $2.00 per share. The Company will record deemed dividends in conjunction with this offering. This amount will be based on the difference between the closing market price and the Series B Preferred Stock plus the value of the Series C Warrants, using the Black-Scholes model, associated with the Series B Preferred Stock. The Company intends to use the proceeds for working capital and debt repayment. The securities in the private offering were sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company’s intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The company received $2,000,000 in gross proceeds in conjunction with this placement and paid $150,000 in commissions. The Company has used approximately $1,200,000 of the proceeds to date to repay a loan from First Bancorp LP, an entity controlled by Bruce Korman, our Chief Executive Officer ($240,000 plus interest and fee), commissions paid to Gunn Allen the placement agent ($144,000), loans made to shareholders of RBSA ($121,666) and working capital obligations. At December 25, 2000, the Company had approximately $202,833 of the $2,000,000 remaining.

              In 1997, the Company entered into a credit agreement with GE Capital Corporation (“GE”) pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The line is secured by a lien on certain of our Coinbank machines. As of November 30, 2000, there was approximately $2,158,000 of the original principal outstanding. Amounts borrowed under this line bear interest at approximately 9.0% per annum, payable over a period of 60 months, subject to certain pre-payment penalties. The Company cannot borrow any further under this credit agreement. The Company is required to make monthly payments of principal and interest on this line of credit, currently approximately $120,000. In May, 2000, the Company negotiated a modification of the payment terms and on June 29, 2000, obtained a waiver to be in compliance with the payments terms. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As part of this Agreement, GE provided the Company with a waiver to be in compliance with all payment terms. Both interest and principal will start amortizing upon completion of a public stock offering, or after twelve months for the remainder of the original term. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which are being amortized over the term of the loan. If the Company repays the loans in full within twelve (12) months, then $400,000 of the $500,000 increase will be waived.

             The Company has outstanding secured notes in the principal amount of approximately $3,362,000 bearing interest at 10% per annum. Interest is payable quarterly on the notes. As of November 30, 2000, the Company had not paid interest on the notes in the amount of approximately $144,623. No event of default has been declared by the noteholders.

             On January 10, 2001, the Company completed a financing of $500,000 comprised of Series C 8% Convertible Preferred Stock and Series D Warrants. The Series C Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series D Warrants have an exercise price of $0.50 per share. The Company issued 480,769 shares of Series C Preferred Stock which was determined by dividing the sum of $500,000 by the average closing price of the Common Stock of the Company on the American Stock Exchange for the 5 trading days ending January 3, 2000. In addition the investor received 302,231 Series D Warrants. The Series D Warrants are exercisable by the holder at any time commencing on the date of issue for a period of five years. Also, the investor shall have the right to have one nominee elected to the Board of Directors of the Company for a period of one year. As part of the purchase price the investor will surrender 83,000 Series B and C warrants in his possession. The Company will record dividends in conjunction with this offering. This amount will be based on the difference between the closing market price and the Series C Preferred Stock plus the value of the Series D Warrants, using the Black-Scholes model, associated with the Series C Preferred Stock. The Company intends to use the proceeds for general working capital purposes.

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

             On September 22, 2000, Shaw's Supermarkets filed a lawsuit (Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. United States District Court, District of Massachusetts) against the Company claiming breach of contract and damages. The Company had been placing CoinBank machines in Shaw's locations in New England and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of the Company's decision to exit the free placement business. Shaw's is claiming that it is owed $85,000 in reimbursements in addition to damages for termination totaling approximately $200,000. The Company believes that the amount owed for reimbursement is approximately $55,000 and has accrued for the liability and that it has no liability whatsoever under the contract for termination fees. Furthermore, the Company may have potential claims against Shaw's for damages to the machines. The Company intends to defend itself in the suit. There can be no assurance that the Company will be successful in the defense. Settlement negotiations are presently underway with Shaw’s .

             In December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The court has entered judgment against Coinbank in favor of Vindex in the sum of $97,864.40 and has substantially accrued for the liability. The Company has filed an appeal, which is pending.

Item 2.   Change In Securities

             In October 2000, the Company completed a private placement of $2,000,000 of units comprised of Series B 8% Preferred Stock (“Series B Stock” ) and Series C Warrants. Each unit had a purchase price of $100,000 and is comprised of 20,000 shares of Series B Stock and 4,000 Series C Warrants. The Series B Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series C Warrants have an exercise price of $2.00 per share. The Company will record deemed dividends in conjunction with this offering. This amount will be based on the difference between the closing market price and the Series B Preferred Stock plus the value of the Series C Warrants, using the Black-Scholes model, associated with the Series B Preferred Stock. The Company intends to use the proceeds for working capital and debt repayment. The securities in the private offering are being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company’s intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The company received $2,000,000 in gross proceeds in conjunction with this placement and paid approximately $144,000 in commissions and offering expenses. The Company has used approximately $1,200,000 of the proceeds to date to repay a loan from First Bancorp LP, an entity controlled by Bruce Korman, our Chief Executive Officer ($240,000 plus interest and fee), commissions paid to Gunn Allen the placement agent ($144,000), loans made to shareholders of RBSA ($121,666) and working capital obligations.

Item 3.   Default Upon Senior Securities

             The Company has outstanding secured notes in the principal amount of approximately $3,362,000 bearing interest at 10% per annum. Interest is payable quarterly on the notes. As of November 30, 2000, the Company had not paid interest on the notes in the amount of approximately $144,623. No event of default has been declared by the noteholders.

Item 4.   Submission of Matters To A Vote of Security Holders

             Not Applicable

Item 5.   Other Information

             Effective December 7, 2000, the Company’s Chief Financial Officer and Secretary, Howard Brand, resigned and was replaced by Edmund King. The Company has negotiated an employment agreement with Mr. King, subject to final Board approval. Under the terms of his employment, Mr. King will serve as Chief Financial Officer and Secretary of the Company and its subsidiaries. Mr. King will receive a base salary of $120,000 per annum, and will be entitled to participate in employment benefit plans available to other senior executives, and will receive a car allowance and reimbursement of expenses. Mr. King was granted five-year stock options to purchase 50,000 shares of Common Stock with an exercise price of $2.19 per shares, the closing price of the Company’s stock on December 7, 2000. The options vest in one-third increments commencing December 2001. The grant of options is subject to stockholder approval of certain amendments to the Company’s employee stockholder plan, which the Company expects to submit to stockholders in the first quarter of 2001.

             The Company has entered into a letter of intent with a newly formed entity, 1Constant, whereby 1Constant will become a distributor and licensee of the Company’s CoinBank machines in North America. The Company has retained all rights to operate the CoinBank machines and manufacture the machines elsewhere in the world. Under the proposed terms, 1Constant will pay the Company approximately $2.74 million for the license and distribution rights. Additionally, 1Constant has agreed to purchase the company’s current inventory of CoinBank machines within 12 months for approximately $1.74 million. The transaction is subject to 1Constant obtaining financing to support the purchase and the proposed business operations. Assuming the parties proceed, it is anticipated that the closing will occur on or about January 31, 2001. The transaction is subject to negotiation and execution of a definitive agreement and there can be no assurance that the transaction will be completed. The Company will use the proceeds for working capital and repayment of debt. Certain of the assets to be licensed and /or sold to 1Constant are subject to liens in favor of the Company’s secured creditors, including GECC and noteholders. As of January 15, 2001, a 45-day extension has been agreed to with 1Constant to complete the transaction.

             On January 10, 2001, the Company completed a financing of $500,000 comprised of Series C 8% Convertible Preferred Stock and Series D Warrants. The Series C Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series D Warrants have an exercise price of $0.50 per share. The Company issued 480,769 shares of Series C Preferred Stock which was determined by dividing the sum of $500,000 by the average closing price of the Common Stock of the Company on the American Stock Exchange for the 5 trading days ending January 3, 2000. In addition the investor received 302,231 Series D Warrants. The Series D Warrants are exercisable by the holder at any time commencing on the date of issue for a period of five years. Also, the investor shall have the right to have one nominee elected to the Board of Directors of the Company for a period of one year. As part of the purchase price the investor will surrender 83,000 Series B and C warrants in his possession. The Company will record dividends in conjunction with this offering. This amount will be based on the difference between the closing market price and the Series C Preferred Stock plus the value of the Series D Warrants, using the Black-Scholes model, associated with the Series C Preferred Stock. The Company intends to use the proceeds for general working capital purposes.

Item 6.   Exhibits and Reports On Form 8-K

(a)   Exhibits

             None

(b)   Reports on Form 8-K

             None

SIGNATURE

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended November 30, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized the 14th day of January 2001.

CASH TECHNOLOGIES, INC.
By:	/s/ BRUCE KORMAN

Bruce Korman President and Chief Executive Officer

By:	/s/ EDMUND KING

Edmund King Chief Financial Officer