Form 10QSB
period 2001-02-28
CASH TECHNOLOGIES INC
filed 2001-04-23
CIK 1022964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ________________________________
                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED FEBRUARY 28, 2001

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

                           ________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

                           ________________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

On March 28, 2001, there were 3,578,950 shares of common stock, $ .01 par value, issued and outstanding.

                            CASH TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                                                     PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

               Consolidated Balance Sheets as of February 28, 2001 (unaudited) and
               May 31, 2000 ...........................................................................  3

               Consolidated Statements of Operations for the three and nine month periods
               Ended February 28, 2001 and February 29, 2000 (unaudited)...............................  4

               Consolidated Statements of Cash Flows for the nine month period ended
               February 28, 2001 and February 29, 2000 (unaudited).....................................  5

               Notes to Consolidated Financial Statements for the nine month period ended February 28, 2001 and February 29, 2000 (unaudited)...............................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................................... 11

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................ 16

Item 2.   Changes in Securities........................................................................ 16

Item 3.   Default Upon Senior Securities .............................................................. 17

Item 4.   Submission of Matters to a Vote of Security Holders.......................................... 17

Item 5.   Other Information ........................................................................... 17

Item 6.  Exhibits and Reports on Form 8-K.............................................................. 18

SIGNATURES............................................................................................. 19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CASH TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                        FEBRUARY 28,          MAY 31,
                                                                            2001               2000
                                                                       --------------     --------------
                                                                         (Unaudited)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                              $      113,569     $      531,527
Accounts Receivable                                                            46,643            156,341
Prepaid expenses and other current assets                                      77,500                800
                                                                       --------------     --------------

Total Current Assets                                                          237,712            688,668

COINBANK MACHINES HELD FOR SALE                                             1,196,783          1,282,636

PROPERTY AND EQUIPMENT (net)                                                  167,608            260,581

CAPITALIZED SOFTWARE                                                        2,105,231          1,161,214

DEFERRED FINANACE FEES (Note 5)                                               421,875                  -

OTHER ASSETS                                                                  156,295             39,500
                                                                       --------------     --------------

TOTAL ASSETS                                                           $    4,285,504     $    3,432,599
                                                                       ==============     ==============


LIABILITIES AND STOCKHOLDERS DEFICIENCY

CURRENT LIABILITIES:
Bank Overdraft                                                                197,800                  -
Current maturities of Notes Payable                                           502,844          1,359,229
Current maturities of Capital Lease Obligations                                              -       487
Accounts Payable                                                              777,158            370,298
Accrued expenses & other current liabilities                                1,102,629            616,376
                                                                       --------------     --------------

Total Current Liabilities                                                   2,580,431          2,346,390

Long-Term Notes Payable                                                     2,594,752          1,293,266
Long-Term Convertible Debt                                                  3,520,665          3,202,667
                                                                       --------------     --------------

Total Long-Term Liabilities                                                 6,115,417          4,495,933

Total Liabilities                                                           8,695,848          6,842,323

STOCKHOLDERS DEFICIENCY
Common Stock                                                                   35,431             35,198
Convertible Preferred Stock                                                 3,028,063          1,122,188
Additional Paid In Capital                                                 15,456,581         13,905,391
Accumulated Deficit                                                       (22,930,419)       (18,472,501)
                                                                       --------------     --------------

Total stockholders' deficiency                                             (4,410,344)        (3,409,724)
                                                                       --------------     --------------

TOTAL LIABILITIES AND STOCKHOLDER DEFICIENCY                           $    4,285,504     $    3,432,599
                                                                       ==============     ==============


           See notes to condensed consolidated financial statements

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    FOR THREE MONTHS ENDED,                       FOR NINE MONTHS ENDED,
                                          FEBRUARY 28, 2001     FEBRUARY 29, 2000        FEBRUARY 28, 2001   FEBRUARY 29, 2000
                                          -----------------     -----------------        -----------------   -----------------
                                              (Unaudited)           (Unaudited)             (Unaudited)           (Unaudited)
GROSS REVENUES (Note 1)                      $  5,874,652          $ 10,178,312            $ 19,695,716          $ 31,817,231
                                             ============          ============            ============          ============

NET REVENUES                                 $    123,526          $    220,913            $    436,882          $    985,440
COST OF REVENUES                                   80,377               285,388                 290,940             1,031,278
                                             ------------          ------------            ------------          ------------

GROSS PROFIT (LOSS)                                43,149               (64,475)                145,942               (45,838)

NON-CASH COMPENSATION                                   -               317,159                       -               317,159
SELLING, GENERAL, & ADMIN EXP.                    858,103             1,092,301               2,606,590             3,655,733
DEPRECIATION & AMORTIZATION EXP.                   18,564                51,547                  52,068                84,497
                                             ------------          ------------            ------------          ------------

OPERATING LOSS                                   (833,518)           (1,525,482)             (2,512,716)           (4,103,227)

OTHER INCOME                                            -                     -                       -               923,438
DEEMED INTEREST STOCKS/WARRANTS                         -               852,632                       -               852,632
INTEREST EXPENSE                                  255,817               115,732                 736,446               316,657
                                             ------------          ------------            ------------          ------------

LOSS BEFORE INCOME TAXES                       (1,089,335)           (2,493,846)             (3,249,162)           (4,349,078)

INCOME TAXES                                            -                     -                   2,400                 7,669
                                             ------------          ------------            ------------          ------------
NET LOSS                                     $ (1,089,335)         $ (2,493,846)           $ (3,251,562)         $ (4,356,747)
                                             ============          ============            ============          ============
Deemed Dividends to preferred
 Shareholders                                     538,086                21,787                 974,926               522,640
                                             ------------          ------------            ------------          ------------

Net Loss Allocable to common
shareholders                                 $ (1,627,421)         $ (2,515,633)           $ (4,226,488)         $ (4,879,387)
                                             ============          ============            ============          ============

Basic and diluted net loss per share         $      (0.46)         $      (0.72)           $      (1.20)         $      (1.40)
                                             ============          ============            ============          ============

Basic and diluted weighted average
shares of common stock outstanding              3,532,450             3,508,242               3,527,297             3,495,191
                                             ============          ============            ============          ============

           See notes to condensed consolidated financial statements

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FOR NINE MONTHS ENDED
                                                                              FEBRUARY 28, 2001             FEBRUARY 29, 2000
                                                                             ------------------            ------------------
                                                                                 (Unaudited)                   (Unaudited)
OPERATING ACTIVITIES:
Net Loss                                                                     $    (3,251,562)              $      (4,356,747)
Adjustments to reconcile net loss to net cash used in
operating activities:

Cashless Exercise - Employee Stock Options                                                 -                         317,159
Deemed Interest                                                                            -                         852,632
Non-Cash Compensation                                                                236,375                         579,816
Depreciation Expense                                                                  62,280                         176,027
Amortization Expense - related to discount on convertible debt &
     deferred finance fees                                                           110,498                               -
Adjustment to PPM                                                                    (13,000)
Impairment on Machines                                                                 4,697                          14,090
Gain on sale of Coinbank Machines                                                    (35,046)                              -
Loss on disposal of equipment                                                            368                               -
Changes in operating assets and liabilities:
          Account receivable                                                         109,698                        (188,899)
          Inventories                                                                      -                         123,807
          Inventories CoinBank Machines                                                    -                         183,574
          Prepaid expenses and other current assets                                  (76,700)                          2,531
          Other assets                                                              (206,795)                        (37,573)
          Accounts payable                                                           962,878                          19,130
          Accrued expenses and other current liabilities                             254,823                        (172,097)
                                                                             ---------------               -----------------

Net cash used in operating activities                                             (1,841,486)                     (2,486,550)
                                                                             ---------------               -----------------

INVESTING ACTIVITIES:
          Purchase of equipment/machinery                                             (9,675)                        (12,181)
          Proceeds from the sale of Coinbank machines held for sale                  116,202                               -
          Restricted Cash                                                                  -                          44,610
          Capitalized Software                                                      (854,017)                       (805,490)
          Proceeds from the sale of Equipment                                         40,000                               -
                                                                             ---------------               -----------------

Net cash used in investing activities                                               (707,490)                       (773,061)
                                                                             ---------------               -----------------

FINANCING ACTIVITIES:
          Bank Overdraft                                                             197,800                               -
          Deferred financing cost                                                          -                        (134,000)
          Payments on capital lease obligation                                          (487)                        (17,762)
          Repayments on long-term debt                                              (656,295)                       (791,279)
          Proceeds - PPM                                                                   -                       3,375,000
          Proceeds from long-term debt                                               240,000                               -
          Proceeds from issuance of preferred stock                                2,350,000                       1,122,188
          Discounts - Stocks/Warrants                                                      -                         316,500
                                                                             ---------------               -----------------

Net cash provided by financing activities                                          2,131,018                       3,870,647
                                                                             ---------------               -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (417,958)                        611,036
          Cash & Cash Equivalents, Beginning of period                               531,527                       1,028,586
                                                                             ---------------               -----------------

          Cash & Cash Equivalents, End of period                             $       113,569               $       1,639,622
                                                                             ===============               =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
          Income taxes                                                       $         2,400               $           7,669
          Cash paid for interest                                             $             -               $         274,469
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION
          Reclasssification of depreciation from fixed assets-
              CoinBank machines                                              $             -               $         357,470
          Finance Fees added to notes payables                               $       500,000               $               -
          Conversion of Preferred Stock into Common Stock                    $       444,125               $               -
          Deemed Dividend on Preferred Stock                                 $       436,840               $               -
          Deemed Dividend on Preferred Stock                                 $       538,086               $               -
          Issuance of common stock for legal services performed              $        21,775               $               -


           See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:  GENERAL

GOING CONCERN:

     The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company raised additional capital in fiscal year 2000 and 2001, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operations in order to remain a viable entity. The Company's independent certified public accountants have included an explanatory paragraph in their report for the year ended May 31, 2000, indicating there is substantial doubt regarding the Company's ability to continue as a going concern. As of February 28, 2001 the Company had a working capital deficit of $2,342,719 as well as a stockholder's deficiency of $4,410,344. On April 10, 2001, the Company had a cash balance of $109,534. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.


PRESENTATION OF INTERIM INFORMATION:

     In the opinion of the management of Cash Technologies, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 28, 2001 and the results of its operations and cash flows for the nine months ended February 28, 2001 and February 29, 2000. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2000, filed with the SEC. The results of operations for the three-month and nine-month periods ended February 28, 2001, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.


 GROSS REVENUES

     Gross Revenues include the value of coin and currency processed and do not represent revenue under generally accepted accounting principles.


BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements of Cash Technologies, Inc. and its subsidiaries National Cash Processors Inc., CoinBank Automated Systems, Inc. ("CAS") and CoinBank Automation Handels GmbH, Salzburg, Austria, (collectively, the "Company") included herein, reflect all adjustments, consisting only of normal recurring adjustments which, in the opinion of management are necessary to present fairly the Company's financial position, results of operations and cash flows, for the periods presented.


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

     In August, 1998, the Company entered into a three-year distribution agreement with Geld, subject to successive one-year renewal periods. Pursuant to that agreement Geld granted the Company the exclusive right to distribute and sell cash processing equipment in all areas of the world not covered by the January, 1997 agreement between Geld and the Company (the ''Territory''), except to certain financial institutions in Austria, provided that the Company purchases a minimum number of cash processing machines from Geld over a specified period during the initial three-year term of the April, 1997, agreement.

     The Company is engaged in a lawsuit against Geld. The Company instituted the suit to enforce certain licensing rights under the Company's agreements and to enforce the acquisition letter of intent. Although the Company believes, based upon advice of their Austrian counsel, that they have a meritorious and strong claim, there can be no assurance that they will be successful in their suit. Recently the Austrian Courts awarded the Company a 10% ownership interest in Geld resulting from a ruling adverse to one of its principals.

     The Company has negotiated an agreement with Tecwings Industrialisierung und Electronickproduktion GmbH for the continued manufacturing of CoinBank machines. No machines are being manufactured at this time.

     On September 22, 2000, Shaw's Supermarkets filed a lawsuit (Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. United States District Court, District of Massachusetts) against the Company claiming breach of contract and damages. The Company had been placing Coinbank machines in Shaw's locations in New England and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of the Company's decision to exit the free placement business. Shaw's is claiming that it is owed $85,000 in reimbursements in addition to damages for termination totaling approximately $200,000. The Company believes that the amount owed for reimbursement is approximately $55,000 and has accrued for the liability and that it has no liability whatsoever under the contract for termination fees. Furthermore, the Company may have potential claims against Shaw's for damages to the machines. The Company intends to defend itself in the suit. There can be no assurance that the Company will be successful in the defense. Settlement negotiations are presently underway with Shaw's.

     In December, 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by the Company. The court has entered judgement against CAS in favor of Vindex in the sum of $97,864 and has accrued for the liability.

NOTE 3: STOCKHOLDERS EQUITY

   In September 1999, the Company issued Howard Brand, its then current Chief Financial Officer, thirty thousand (30,000) Stock Purchase Warrants at $11.3125 per share. These warrants have been valued at $62,431 using Black Scholes model and this amount was expensed over a one-year period. These warrants were repriced to $5.00 per share in August, 2000, which was valued at $22,606 and expensed in the first quarter. Also in August, 2000, Mr. Brand was issued an additional 70,000 Stock Purchase Warrants at $5.00 per share, which was valued at $61,440 and was also expensed in the first quarter. Mr. Brand served as the Company's Chief Financial Officer and Secretary, until December 7, 2000.

   On December 7, 2000, the Company awarded 10,000 shares of common stock to their legal counsel in Germany for services performed. Legal expenses of $21,775 were recognized in conjunction with this transaction.

   In January of 2000, certain employee of the Company rescinded their shares of common stock, which they had received in conjunction with the employee's exercise of stock options and the stock were part of the Company's 1996 Employee Stock Option Plan. A total of 29,839 shares of common stock were rescinded.

   In October, 2000, the Company completed a private placement of $2,000,000 of units comprised of Series B 8% Preferred Stock ("Series B Stock") and Series C Warrants. Each unit had a purchase price of $100,000 and is comprised of 20,000 shares of Series B Stock and 4,000 Series C Warrants. The Series B Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series B Stock is convertible into shares of Common Stock, at anytime at the option of the holder, at the liquidation price divided by the lesser of: (i) $5.50 per share; or (ii) the average closing price for the Company's Common Stock for the five (5) trading days ending on the trading day prior to the date of the conversion notice; provided, however, in no event will the conversion rate be less than $2.50 per share. The liquidation price is $5.00 per share. By way of example, for each $100,000 unit, an investor would be entitled to approximately 18,181 shares of Common Stock upon conversion of Series B Stock. The Series C Warrants have an exercise price of $2.00 per share. The Company recorded deemed dividends of $436,840 in conjunction with this offering. This amount will be based on the difference between the closing market price and the Series B Preferred Stock plus the value of the Series C Warrants, using the Black-Scholes model, associated with the Series B Preferred Stock. The Company has used the proceeds for working capital and debt repayment. The securities in the private offering were being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission there under. The Company received gross proceeds of $2,000,000 in conjunction with this placement and paid commissions of $150,000.

   On January 10, 2001, the Company completed a financing of $500,000, with one of its shareholders, comprised of Series C 8% Convertible Preferred Stock and Series D Warrants. The Series C Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the

Company. There is a conversion feature of one share of common stock for each share of preferred stock surrendered. The Series D Warrants have an exercise price of $0.50 per share. The Company issued 480,769 shares of Series C Preferred Stock which was determined by dividing the sum of $500,000 by the average closing price of the Common Stock of the Company on the American Stock Exchange for the 5 trading days ending January 3, 2000. In addition the investor received 302,231 Series D Warrants. The Series D Warrants are exercisable by the holder at any time commencing on the date of issue for a period of five years. Also, the investor has the right to have one nominee elected to the Board of Directors of the Company for a period of one year. No person has been nominated by the investor. As part of the purchase price the investor surrendered 83,000 Series B and C warrants in his possession. The Company has recorded deemed dividends of $538,086 in conjunction with this offering. This amount was based on the difference between the closing market price and the Series C Preferred Stock plus the value of the Series D Warrants, using the Black-Scholes model, associated with the Series C Preferred Stock. The securities in the private offering were being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission there under. The Company has used the proceeds for general working capital purposes.

NOTE 4: RELATED PARTY TRANSACTION


   In July 2000, the Company obtained a short-term loan of $240,000 from First Bancorp, L.P. Mr. Bruce Korman, our Chief Executive Officer, is the president and general partner of First Bancorp. On October 13, 2000 the Company re-paid this loan. There was no interest paid on this loan.


NOTE 5: LONG-TERM DEBT


   In 1997, the Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The line is secured by a first priority lien on certain of our CoinBank machines and a secondary lien on other assets. As of February 28, 2001, there was approximately $2,158,000 of the original principal outstanding. Amounts borrowed under this line bear interest at approximately 9.0% per annum, payable over a period of 60 months, subject to certain pre-payment penalties. The Company cannot borrow any further under this credit agreement. The Company was required to make monthly payments of principal and interest on this line of credit, currently approximately $120,000. In May, 2000, the Company negotiated a modification of the payment terms and on June 29, 2000, obtained a waiver to be in compliance with the payments terms. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve
(12) months and to defer interest payments for six (6) months. As part of this Agreement, GE provided the Company with a waiver to be in compliance with all payment terms. Both interest and principal will start amortizing upon completion of a public stock offering, or after twelve months for the remainder of the original term. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which are being amortized over the term of the loan. If the Company repays the loans in full within twelve (12) months, then $400,000 of the $500,000 increase will be waived.

NOTE 6:  SUBSEQUENT EVENTS

   On April 4, 2001, the Company obtained a loan of $75,000 from Transtech GBM, Inc. Robert Fagenson who is on the Company's Board of Directors is the Chief Executive Officer of Transtech GBM, Inc. The loan is a 120 days interest free loan and the Company has issued warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $2.00 per share and life of three years.

   In March 2001, the Company obtained a loan of $70,000 from First Bancorp, L.P. Mr. Bruce Korman, our Chief Executive Officer, is the president and general partner of First Bancorp. This is a short-term interest free loan.

   In March 2001, Cash Technologies, Inc. signed a Strategic Alliance Agreement with Western Union Financial Services, Inc., a subsidiary of First Data Corp., to facilitate the delivery of a variety of Western Union's financial services through ATM and POS terminals using the Company's EMMA(TM) transaction processing platform.

   In March 2001, Cash Technologies, Inc. entered into a letter of intent with transaction processor Premier Processing Alliance, LLC (Premier), to form a joint venture of ATM network operators Community Merchant Services, Inc. (CMS) and Welch Systems, Inc., credit card processor Nobel Electronic Transfer, LLC and Quad Cities Bank. This installation will be the first of its to incorporate software distributed by the Company under its previously announced agreement with TII Smart Solutions. Through this arrangement, the Company will gateway all of Premier's nearly 1,000,000 transactions per month. In addition, the Company's EMMA system will enable Premier's 2,500 managed sites to take advantage of value added applications, such as check cashing, bill payment, Internet applications and other advanced services. The Company will also be integrating the traditional ATM and POS processing capabilities of TII's software with the advanced functionality of EMMA and the implementation plan calls for the system to be driving its first revenue-generating transactions by May 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR STATEMENT

    In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "'Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately", "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: significant and immediate need for capita;, market acceptance of the Company's products; technological restrictions upon development; limited marketing experience; uncertainty of product development, including our EMMA technology, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's other reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.

RESULTS OF OPERATIONS

THREE MONTHS ENDED February 28, 2001, COMPARED TO THREE MONTHS ENDED February 29, 2000.

   Gross revenues as reported include the value of the cash processed, CoinBank machine sales and fee income for the three months ended February 28, 2001, amounted to $5,874,652 compared to $10,178,312 for the quarter ended February 29, 2000. Gross revenues do not represent revenues under Generally Accepted Accounting Principles.

   Net revenues for the 2001 period decreased to $123,526 or 2.10% of gross revenues, compared to $220,913, or 2.17% of gross revenues for 2000 period. The decrease in net revenue was primarily attributable to the termination of the Shaw's contract.

   Cost of revenues for the three months ended February 28, 2001, was $80,377 compared to $285,388 for the three months ended February 29, 2000. The decrease in direct costs was primarily the result of significant reduction in third-party maintenance and collection costs as well as labor and other direct costs.

   Gross profit for the three months ended February 28, 2001, was $43,149 compared to a gross loss of $64,475 for the three months ended February 29, 2000. The increase in Gross profit was impacted by the factors stated in revenues and cost of revenues.

   Non-cash compensation expense for the three months ended February 28, 2001, was $0 compared to $317,159 during the 2000 period. This expense was due to the Company issuing 31,159 shares of common stock in conjunction with the cashless exercise of stock options by the employees. In January of 2000, certain employee of the Company rescinded the exercise of their options and returned 29,839 shares of the Company's common stock.

   Selling, General and Administrative expenses for the three months ended February 28, 2001, decreased to $858,103 compared to $1,092,301 for the three months ended February 29, 2000. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease was primarily attributable to the termination of the Shaw's contract, which resulted in a reduction of labor and other administrative costs. Also, $286,085 in EMMA related system developments costs were capitalized for the current quarter, resulting from portions of the Company's transaction processing platform reaching technological feasibility.

   Depreciation and amortization expenses for the three months ended February 28, 2001, and February 29, 2000, were $18,564 and $51,547. The decrease was the result of disposal of certain fixed assets.

   Interest expense for the three months ended February 28, 2001, and February 29, 2000, was $255,817 and $115,732. The increase was primarily due to $52,750 of amortization of the discount on long-term notes payable and deferred financing fees and the increase in long-term notes payable and long-term convertible debt. Moreover, for the period ended February 29, 2000, a deemed interest expense of $852,632 was also recognized in conjunction with the beneficial conversion of debt, associated with the second private placement.

   As a result of the foregoing, net losses for the three months ended February 28, 2001, and February 29, 2000, were $1,089,335 and $2,493,846, respectively.

NINE MONTHS ENDED FEBRUARY 28, 2001, COMPARED TO NINE MONTHS ENDED FEBRUARY 29, 2000.

   Gross revenues include the value of the cash processed, CoinBank machine sales and fee income for the nine months ended February 28, 2001, amounted to $19,695,716 compared to $31,817,231 for the nine months ended February 29, 2000. Gross revenues do not represent revenues under Generally Accepted Accounting Principles.

   Net revenues for the 2001 period decreased to $436,882 or 2.22% of gross revenues, compared to $985,440, or 3.10% of gross revenues for 2000 period. The decrease in net revenue was primarily attributable to the termination of the Shaw's contract and a MTA strike.

   Cost of revenues for the nine months ended February 28, 2001, was $290,940 compared to $1,031,278 for the nine months ended February 29, 2000. The decrease in direct costs was primarily the result of significant reduction in third-party maintenance and collection costs, labor and other direct costs, as well as the termination of the Shaw's free-placement contract.

   Gross profit for the nine months ended February 28, 2001, was $145,942 compared to a gross loss of $45,838 for the nine months ended February 29, 2000. The increase in Gross profit was impacted by the factors stated in revenues and cost of revenues.

   Non-cash compensation expense for the nine months ended February 28, 2001, was $0 compared to $317,159 during the 2000 period. This expense was due to the company issuing 31,159 shares of common stock in conjunction with the cashless exercise of stock options by the employees. In January of 2000, certain employees of the Company rescinded the exercise of their options and returned 29,839 shares of the Company's common stock.

   Selling, General and Administrative expenses for the nine months ended February 28, 2001, decreased to $2,606,590 compared to $3,655,733 for the nine months ended February 29, 2000. These expenses consist primarily of wages, outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease was primarily attributable to the termination of the Shaw's contract, which resulted in a reduction of labor and other administrative costs. Also, $854,017 in EMMA related developments costs were capitalized for the current period, resulting from portions of the Company's transaction processing platform reaching technological feasibility.

   Depreciation and amortization expenses for the nine months ended February 28, 2001, and 2000, were $52,068 and $84,497. The decrease was the result of disposal of certain fixed assets.

   Other Income for the nine months ended February 28, 2001 was $0 compared to $923,438 for the same period in 2000. This income was the result of the settlement with Coinstar, Inc. The Company received payment of $600,000 in cash and 30,000 shares of common stock for a total value of $923,438.

   Interest expense for the nine months ended February 28, 2001, and 2000, was $736,446 and $316, 557. The increase was primarily due to $158,250 of amortization of the discount on long-term notes payable and deferred financing fees and the increase in long-term notes payable and long-term convertible debt. Moreover, for the period ended February 29, 2000, a deemed interest expense of $852,632 was also recognized in conjunction with the beneficial conversion of debt, associated with the second private placement.

   As a result of the foregoing, net losses for the nine months ended February 28, 2001, and 2000, were $3,251,562 and $4,356,747, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   The Company continues to suffer recurring losses from operations as of February 28, 2001, and has not generated sufficient revenue producing activity to sustain its operations. The Company's independent certified public accountants have included an opinion for the year ended May 31, 2000, which indicates that there is substantial doubt about the Company's ability to continue as a going concern. As of February 28, 2001, the Company had a working capital deficit of $2,342,719 as well as a stockholder's deficiency of $4,410,344. The Company is attempting to raise additional capital to meet future working capital requirement and launch new products, but may not be able to do so and it may have to curtail operations.

   The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. The Company has total liabilities of $8,695,848 at February 28, 2001 as compared to $6,842,328 at May 31, 2000. As of February 28, 2001, the Company had unrestricted cash and cash equivalents of $113,569 compared to $531,527 as of May 31, 2000. Since inception, the Company has satisfied its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, and various borrowings.

   Net cash used in operating activities was $1,841,486 for the nine months ended February 28, 2001, as compared to $2,486,550 for the nine months ended February 29, 2000. The decrease in net cash used in operating activities during the 2001 period was due to the net loss, partially offset by a decrease in accounts receivables of $109,698 and an increase in accounts payable and accrued expenses of $1,195,827.

   Net cash used in investing activities was $707,490 for the nine months ended February 28, 2001, as compared to $773,061 for the nine months ended February 29, 2000. The decrease in net cash used in investing activities was primarily attributable to an increase in proceeds from the sale of CoinBank machines held for sale of $116,202.

   Net cash provided by financing activities for the nine months ended February 28, 2001, was $2,131,018 as compared to $3,870,647 for the nine months ended February 29, 2000. The decrease in net cash provided by financing activities for the 2001 period was primarily attributable to issuance of debt in the 2000 period offset by an increase in issuance of preferred stock and a decrease in payment on long-term debt for the 2001 period.

   In October 2000, the Company completed a private placement of $2,000,000 of units comprised of Series B 8% Preferred Stock and Series C Warrants. Each unit had a purchase price of $100,000 and is comprised of 20,000 shares of Series B Stock and 4,000 Series C Warrants. The Series B Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series C Warrants have an exercise price of $2.00 per share. The Company recorded deemed dividends of $436,840 in conjunction with this offering. This amount was based on the difference between the closing market price and the Series B Preferred Stock plus the value of the Series C Warrants, using the Black-Scholes model, associated with the Series B Preferred Stock. The Company has used the proceeds for working capital and debt repayment. The securities in the private offering were sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The company received $2,000,000 in gross proceeds in conjunction with this placement and paid $150,000 in commissions. The funds from this proceed have been used to repay a loan from First Bancorp LP, an entity controlled by Bruce Korman, our Chief Executive Officer ($240,000 plus interest and fee), commissions paid to Gunn Allen the placement agent ($144,000), loans made to shareholders of RBSA ($121,666) and working for capital obligations.

   On January 10, 2001, the Company completed a financing of $500,000, with one of its shareholders, comprised of Series C 8% Convertible Preferred Stock and Series D Warrants. The Series C Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. There is a conversion feature of one share of common stock for each share of preferred stock surrendered. The Series D Warrants have an exercise price of $0.50 per share. The Company issued 480,769 shares of Series C Preferred Stock which was determined by dividing the sum of $500,000 by the average closing price of the Common Stock of the Company on the American Stock Exchange for the 5 trading days ending January 3, 2000. In addition the investor received 302,231 Series D Warrants. The Series D Warrants are exercisable by the holder at any time commencing on the date of issue for a period of five years. Also, the investor has the right to have one nominee elected to the Board of Directors of the Company for a period of one year. No person has been nominated by the investor. As part of the purchase price the investor surrendered 83,000 Series B and C warrants in his possession. The Company has recorded deemed dividends of $538,086 in conjunction with this offering. This amount was based on the difference between the closing market price and the Series C Preferred Stock plus the value of the Series D Warrants, using the Black-Scholes model, associated with the Series C Preferred Stock. The securities in the private offering were being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission there under. The Company has used the proceeds for general working capital purposes.

   On April 4, 2001, the Company obtained loan of $75,000 from Transtech GBM, Inc. Robert Fagenson who is on the Company's Board of Directors is the Chief Executive Officer of Transtech GBM, Inc. The loan is a 120 days interest free loan and the Company has issued warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $2.00 per share and life of three years.

   In March 2001, the Company obtained a loan of $70,000 from First Bancorp, L.P. Mr. Bruce Korman, our Chief Executive Officer, is the president and general partner of First Bancorp. This is a short-term interest free loan.

   In 1997, the Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The line is secured by a lien on certain of our Coinbank machines. As of February 28, 2001, there was approximately $2,158,000 of the original principal outstanding. Amounts borrowed under this line bear interest at approximately 9.0% per annum, payable over a period of 60 months, subject to certain pre-payment penalties. The Company cannot borrow any further under this credit agreement. The Company was required to make monthly payments of principal and interest on this line of credit, currently approximately $120,000. In May, 2000, the Company negotiated a modification of the payment terms and on June 29, 2000, obtained a waiver to be in compliance with the payments terms. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As part of this Agreement, GE provided the Company with a waiver to be in compliance with all payment terms. Both interest and principal will start amortizing upon completion of a public stock offering, or after twelve months for the remainder of the original term. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which are being amortized over the term of the loan. If the Company repays the loans in full within twelve (12) months, then $400,000 of the $500,000 increase will be waived.

   The Company has outstanding secured notes in the principal amount of approximately $3,362,000 bearing interest at 10% per annum. Interest is payable quarterly on the notes. As of February 28, 2001, the Company had not paid interest on the notes in the amount of approximately $228,998. No event of default has been declared by the noteholders, but there can be no assurance.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS


   The Company has commenced a lawsuit against Geld Bearbeitungs Systeme GES.M.B.H., an Austrian entity which had been manufacturing certain of the Company's CoinBank machines. As previously described in our SEC Reports, the Company has a five year licensing and manufacturing services agreement with Geld. The Company has previously entered into a letter of intent to acquire Geld and certain disputes have arisen regarding the acquisition and licensing agreements between the parties. The Company has instituted the suit to enforce certain licensing rights under our agreements and to enforce the acquisition letter of intent. Although the Company believes, based upon advice of the Company's Austrian counsel, that The Company has a meritorious and strong claim, there can be no assurance that the Company will be successful in their suit. Recently the Austrian Courts awarded the Company a 10% ownership interest in Geld resulting from a ruling adverse to one of its principals.

   The Company has negotiated an agreement with Tecwings Industrialisierung und Electronickproduktion GmbH for the continued manufacturing of CoinBank machines.

   On September 22, 2000, Shaw's Supermarkets filed a lawsuit (Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. United States District Court, District of Massachusetts) against the Company claiming breach of contract and damages. The Company had been placing CoinBank machines in Shaw's locations in New England and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of the Company's decision to exit the free placement business. Shaw's is claiming that it is owed $85,000 in reimbursements in addition to damages for termination totaling approximately $200,000. The Company believes that the amount owed for reimbursement is approximately $55,000 and has accrued for the liability and that it has no liability whatsoever under the contract for termination fees. Furthermore, the Company may have potential claims against Shaw's for damages to the machines. The Company intends to defend itself in the suit. There can be no assurance that the Company will be successful in the defense. Settlement negotiations are presently underway with Shaw's.

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


ITEM 2.   CHANGE IN SECURITIES


   In October 2000, the Company completed a private placement of $2,000,000 of units comprised of Series B 8% Preferred Stock and Series C Warrants. Each unit had a purchase price of $100,000 and is comprised of 20,000 shares of Series B Stock and 4,000 Series C Warrants. The Series B Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series C Warrants have an exercise price of $2.00 per share. The Company recorded deemed dividends of $436,840 in conjunction with this offering. This amount was based on the difference between the closing market price and the Series B Preferred Stock plus the value of the Series C

Warrants, using the Black-Scholes model, associated with the Series B Preferred Stock. The Company has used the proceeds for working capital and debt repayment. The securities in the private offering were sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission thereunder. The company received $2,000,000 in gross proceeds in conjunction with this placement and paid $150,000 in commissions. The funds from this proceed have been used to repay a loan from First Bancorp LP, an entity controlled by Bruce Korman, our Chief Executive Officer ($240,000 plus interest and fee), commissions paid to Gunn Allen the placement agent ($144,000), loans made to shareholders of RBSA ($121,666) and working for capital obligations.

   On January 10, 2001, the Company completed a financing of $500,000, with one of its shareholders, comprised of Series C 8% Convertible Preferred Stock and Series D Warrants. The Series C Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. There is a conversion feature of one share of common stock for each share of preferred stock surrendered. The Series D Warrants have an exercise price of $0.50 per share. The Company issued 480,769 shares of Series C Preferred Stock which was determined by dividing the sum of $500,000 by the average closing price of the Common Stock of the Company on the American Stock Exchange for the 5 trading days ending January 3, 2000. In addition the investor received 302,231 Series D Warrants. The Series D Warrants are exercisable by the holder at any time commencing on the date of issue for a period of five years. Also, the investor has the right to have one nominee elected to the Board of Directors of the Company for a period of one year. No person has been nominated by the investor. As part of the purchase price the investor surrendered 83,000 Series B and C warrants in his possession. The Company has recorded deemed dividends of $440,945 in conjunction with this offering. This amount was based on the difference between the closing market price and the Series C Preferred Stock plus the value of the Series D Warrants, using the Black-Scholes model, associated with the Series C Preferred Stock. The securities in the private offering were being sold in reliance upon the availability of an exemption from the registration provisions of the Securities Act of 1933 by virtue of the Company's intended compliance with the provisions of sections 4(2), 4(6) thereof and rule 506 adopted by the Securities and Exchange Commission there under. The Company has used the proceeds for general working capital purposes.


ITEM 3.   DEFAULT UPON SENIOR SECURITIES

   The Company has outstanding secured notes in the principal amount of approximately $3,362,000 bearing interest at 10% per annum. Interest is payable quarterly on the notes. As of February 28, 2001, the Company had not paid interest on the notes in the amount of approximately $228,998. No event of default has been declared by the noteholders. There can be no assurance that the noteholders will not declare a default. As of April 2001, the Company is issuing warrants in conjunction with the dividends owed on Series A preferred Stock.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not Applicable


ITEM 5.   OTHER INFORMATION

   In March 2001, Cash Technologies, Inc. signed a Strategic Alliance Agreement with Western Union

Financial Services, Inc., a subsidiary of First Data Corp., to facilitate the delivery of a variety of Western Union's financial services through ATM and POS terminals using the Company's EMMA(TM) transaction processing platform.

   In March 2001, Cash Technologies, Inc. entered into a letter of intent with transaction processor Premier Processing Alliance, LLC (Premier), to form a joint venture of ATM network operators Community Merchant Services, Inc. (CMS) and Welch Systems, Inc., credit card processor Nobel Electronic Transfer, LLC and Quad Cities Bank. This installation will be the first of its to incorporate software distributed by the Company under its previously announced agreement with TII Smart Solutions. Through this arrangement, the Company will gateway all of Premier's nearly 1,000,000 transactions per month. In addition, the Company's EMMA system will enable Premier's 2,500 managed sites to take advantage of value added applications, such as check cashing, bill payment, Internet applications and other advanced services. The Company will also be integrating the traditional ATM and POS processing capabilities of TII's software with the advanced functionality of EMMA and the implementation plan calls for the system to be driving its first revenue-generating transactions by May 31, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.              Description
-----------              -----------


(b)   Reports on Form 8-K

NONE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended February 28, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized the 23rd day of April 2001.



CASH TECHNOLOGIES, INC.


By:  /s/ Bruce Korman
----------------------------------------
Bruce Korman
President and Chief Executive Officer


By:  /s/  Edmund King
----------------------------------------
Edmund King
Chief Financial Officer