Form 10KSB
period 2001-05-31
CASH TECHNOLOGIES INC
filed 2001-09-28
CIK 1022964

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-KSB

(Mark One)
x    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended May 31, 2001

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

                                (213) 745-2000
               (Issuer's telephone number, including area code)


         Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
                Title of Each Class                 ---------------------
                -------------------                  on Which Registered
                       None                          -------------------
                                                             None

        Securities registered under Section 12(g) of the Exchange Act:

                                                    Name of Each Exchange
                Title of Each Class                 ---------------------
                -------------------                  on Which Registered
           Common Stock, $ .01 Par Value             -------------------
                                                   American Stock Exchange

     X  Check whether the issuer (1) filed all reports required to be filed by
     --
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                           --
No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The Company's gross revenues, for its fiscal year ended May 31, 2001, were $22,735,599 and its net revenues were $491,180. Gross revenue does not represent revenue under generally accepted accounting principles. See "Management Discussion and Analysis".

     On May 31, 2001, the aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $1.30 at which the stock was sold on such date was, approximately $4,613,584.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

     On August 31, 2001, there were 3,668,034 shares of Common Stock, $ .01 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

None

     In addition to historical information, the information included in this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," "seeks," "approximately, "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: significant and immediate need for capital, market acceptance of the Company's products, technological restrictions upon development, limited marketing experience, uncertainty of product development, including our EMMA technology, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements. See also the Company's reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.

                                    PART I

Item 1. Description of Business
-------------------------------

Introduction
------------

     Cash Technologies, Inc., is a Delaware Corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to the Company refer to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation, incorporated in May 1994, which became a subsidiary of the Company in January 1996; CoinBank Automated Systems, Inc., a Delaware corporation, incorporated in November 1995; and CoinBank Automation Handels GmbH, Salzburg, Austria incorporated in February 1998.

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

     In December 1997, the Company filed a patent application describing its transaction processing and networking technologies, which was allowed by the U.S. Patent and Trademark Office in spring, 2001. The technology, which was later named EMMA (E-commerce Message Management Architecture), allows for the seamless integration of conventional ATM and credit card (point-of-sale) networks with non-bank networks and the

Internet. The need for convenient access to financial services has created a demand for EMMA's unique capabilities to provide such services at ATMs, Point-Of-Sale (POS) terminals and wireless devices.

     EMMA's capabilities, with interfaces to the Company's various financial services partners, allows it to seamlessly interface financial networks, particularly the four main channels through which trillions of dollars are transacted each year: (1) the ATM network; (2) the credit card network; (3) the Automated Clearing House (ACH) network; and (4) cash, thus allowing individuals with no ATM card or credit card to access the services offered.

     In December 1999, the Company entered into an agreement with Rent Way, Inc. and installed three ATM-X machines in the Rent Way stores as a pilot program in early 2000. As of August 15, 2001, the machines are in operation and fully functional providing check cashing and standard ATM functions. In April 2000, the Company entered into an agreement with Popular Cash Express, Inc. to pilot a check cashing point-of-sale system in Popular Cash Express stores. As of August 15, 2001, the system is installed in one location and providing check cashing functions.

Commercial Cash Processing

     While the Company has, in recent years, expanded its operations into other technologies, it began and continues to do business as a cash processor through its National Cash Processors, Inc. subsidiary. Typically, currency is purchased in bulk at a discount of between 1% and 2% from face value. After counting, sorting and/or wrapping, the Company either promptly resells the processed currency at face value plus a small fee (approximately $10.00 per $1,000 worth of bills sorted) to a variety of customers, including armored car companies, or deposits it at face value at the Federal Reserve Bank for credit to the Company's account. The Company continues to process currency.

Coin Counting Equipment

     In 1995, the Company began its development of CoinBank(R) self-service coin counting machines, distributed through its CoinBank Automated Systems, Inc. subsidiary. The machines accept and count loose coin, then generate a receipt redeemable for the amount counted less a service fee of typically 7-9%. This receipt can then be exchanged for currency or goods. The machines provide individuals and small businesses with a convenient method for disposing of their accumulated loose coin without the need for pre-sorting or wrapping. The Company has performed extensive field tests with these machines in Southern California, New England and Europe. The machines can be readily configured to count coin denominations from most countries in the world. An important feature of the machines, for which the Company filed for patent protection in 1997, is their ability to reject extraneous materials such as foreign objects and slugs, minimizing down time and repairs. The U.S. Patent and Trademark Office allowed the patent in August 2001.

     The Company is marketing the machines to companies with existing equipment distribution and service channels and directly to retailers and financial institutions.

     During the current fiscal year, the Company's market analysis for self-service coin counting machines indicated that retailers were demanding higher profit margins from the operation of these devices than that was being offered through the "free-placement" business model. The Company concluded that its free-placement program should be supplanted by direct sales of these machines to retail store chains and removed substantially all of its free-placement machines from operation, including the termination of its agreement with Shaw's Supermarkets. See "Legal Proceedings". Though the Company intends to market its CoinBank(R) machines for direct sales, it intends to focus substantially all of its efforts and operations on the continued development and deployment of the EMMA technology.

Product Development
-------------------

Electronic Message Management Architecture (EMMA) Transaction Processing System

Technical Description

     The EMMA Platform implements a flexible message format that allows for constructing multiple transactions and transaction types at a financial terminal, such as an ATM, Point-Of-Sale (POS) terminal, or wireless device (cellular phone, PDA, etc.) and transmitting those as a single message or transaction request, to the EMMA Host. These messages can then be easily converted into message structures that are widely used in the financial industry.

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

     A unique capability of EMMA is its ability to manage and communicate the various transaction messages in parallel, or asynchronously, expediting transaction processing and permitting the aggregation of transactions for payment purposes. For example, a customer may select four different services at an ATM, such as the payment of a bill, the purchase of a money order, the transfer of funds and getting cash, and, once selected, these transactions can be completed simultaneously and with a single payment.

     Designed from the ground up to work in the institutional transaction processing environment, EMMA is robust, scaleable and reliable, expandable as needed to meet larger transaction flows as market demand for "advanced-function services" increases.


ATM-X(TM), POS-X(TM)

     The Company has developed the client software for an enhanced version of an automated teller machine, designated the ATM-X and a POS terminal, designated POS-X. The software permits these devices to offer a full range of financial services not typically offered by ATMs and POS terminals, such as check cashing, electronic bill payment, instant activated phone cards, event ticketing and Internet products and services. As reported in previous SEC filings in partnership with ATM manufacturer Diebold, Inc., in March 2000, the Company completed installation of the first ATM-X pilot at three stores owned by Rent Way. As of August 31, 2001, the machines are in operation and provide automated check cashing and ATM functions. As of August 31, 2001, the first POS-X terminals have been deployed at Popular Cash Express. There can be no assurance that third-party manufacturers, such as Diebold, continue to provide the hardware needed for the ATM-X and POS-X machines or that they or we, will be able to successfully market the software of these devices.

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

     EMMA potentially offers the financial industry a bridge technology that provides a remedy to the disparity within existing systems. The EMMA Platform is meant to provide a solution that will work in parallel with the current financial networks, interacting with each without any requirement for those networks to change their current operation. It supports the beneficial features of those networks and overcomes their limitations. It promises to provide an up-to-date solution that can implement the newest technologies, as well as carry the weight of the transaction volume from older terminals and, in effect, converts these legacy systems into unaware participants in a more sophisticated network.


Commercial Cash Processing Services
-----------------------------------

Cash Processing Facility

     The Company operates a cash processing facility in Los Angeles, California, where it counts currency, which it purchases in bulk from Los Angeles Metropolitan Transit Authority at a small discount from face value. The Company then sorts, wraps and resells the currency to various retail customers at face value plus a small fee or deposits it at face value at the Federal Reserve Bank for credit to the Company's account. During the fiscal year ended May 31, 2001, the Company counted $22,606,358 and derived net revenues of $361,940 from its cash processing business. The Company currently has 5 employees engaged in this business.


Cash Processing Security

     The Company's operations are substantially dependent on maintaining the security of the currency transported to the Company's facility and stored on the Company's premises. The Company's currency processing facility is located in a secured building.

     The physical security systems in place at the Company's facility have been rated "AA" (the same top rating maintained by most bank and armored car cash vaults) by Underwriters Laboratories, Inc., which rating will remain effective until at least 2002, so long as the Company maintains its present monitoring procedures. Although the Company believes that it has in place adequate security systems and procedures to safeguard its quantities of currency, there can be no assurance that the Company's systems and procedures will be sufficient to ensure against robbery, embezzlement or other losses.

     The Company maintains insurance against losses on its premises, including those due to theft or embezzlement by independent contractors or the Company's employees, up to an aggregate amount of $3,000,000. Though the Company believes that it can increase the amount of such coverage if needed with a corresponding increase in premium payments, there can be no assurance that such insurance will provide the Company with an adequate level of coverage in the event of any loss, or that it will be renewed or increased in the future as needed, on commercially reasonable terms or at all. Moreover, the Company may experience an unanticipated loss not covered by such insurance. Partially or completely uninsured losses, if of sufficient magnitude, could have a materially adverse effect on the Company's business and results of operations. The Company also maintains insurance for off-site theft of coin from and damages to its CoinBank machines.


Sale of CoinBank Machines
-------------------------

CoinBank Machine Features

     In December 1995, the Company commenced developing and marketing CoinBank(R) machines, automated self-service coin counting and processing machines designed to accept and count loose coins for a fee. The CoinBank(R) machine is a freestanding machine that incorporates hardware and electronic components and certain software. The Company has developed three different CoinBank(R) machine models, with variations in coin storage capacity, customer interfaces and external appearance.

     The CoinBank(R) machine calculates the gross value of each batch of coins placed into it by a customer deducts a percentage of the gross batch total (typically 7 1/2% to 9%) and prints out a receipt for the net amount. The customer can bring the receipt to a teller window in a financial institution, or cashier; in the case of a retail location, for deposit to a bank account or in exchange for currency or goods. The CoinBank(R) machine is also capable of being linked to the ATM network in order to permit customers to directly deposit funds to a bank account.

     During the current fiscal year, the Company's market analysis for self-service coin counting machines indicated that retailers were demanding higher profit margins from the operation of these devices than that is being offered through the "free-placement" business model. The Company concluded that its free-placement program should be supplanted by direct sales of these machines to retail store chains and removed substantially all of its free-placement machines from operation.

CoinBank(R) Machine Assembly and Supply

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

     The Company currently contracts with one of its suppliers to fabricate the housing and integrate the components of CoinBank(R) machines, including software that is proprietary to the Company.


Marketing
---------

E-Commerce Message Management Architecture (EMMA) Transaction Processing System

     EMMA is envisioned to link global financial systems together for the first time. Using the existing worldwide ATM , POS, Internet and financial services infrastructure, the Company expects to provide consumers with direct access to every major method of commerce, including Internet Commerce, from a single terminal or "e-appliance".

     Marketing studies are currently underway. The Company envisions producing revenues through the following methods: (1) transaction processing for third parties; (2) licensing EMMA to other financial services providers worldwide; and
(3) advertising and the sale of transaction data.

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


Competition
-----------

EMMA - Electronic Message Management Architecture Transaction Processing System

     There is intense growth in the development and distribution of off-premise (non-bank) financial services, particularly on ATMs, Point-Of-Sale (POS) terminals, specialty kiosks and other devices, including cellular phones and wireless PDAs. Most of this equipment has a limited user interface, although recent equipment models have high-powered, graphical user interfaces. Many support peripherals for dispensing new financial products. While there are a number of companies who have developed transaction processing solutions for specific applications, such as check cashing, event or airline ticketing, prepaid phone cards, etc. The Company is not aware of any competitor that has the Company's plan to provide "advanced function" transaction processing services as its core business. There are no assurances that the market will accept the Company's method of processing or operations. There can be no assurance that another data processing company with greater financial or technical resources will not develop software competitive with EMMA and make the Company's products and services less attractive to prospective customers.

Coin Machines

     The Company is aware of only one company, Coinstar, Inc., that offers self-service coin counting machines for distribution to the U.S. retail industry. To the Company's knowledge, unlike the Company, which currently focuses its efforts on selling CoinBank machines, this competitor focuses its marketing efforts on installing "free placement" machines. This competitor has installed a large number of its machines throughout the United States, and in some cases; such installations are near where the Company has installed or may seek to sell CoinBank machines. There can be no assurance that potential purchasers of CoinBank machines will not prefer to employ this competitor's "free placement" machines. Moreover, there can be no assurance that other companies are not developing or will not seek to develop functionally equivalent products or services for the disposal of large amounts of coins in the future. Certain of the potential competitors may have substantially greater financial, personnel, marketing and other resources than the Company. In addition, there are many companies in the coin processing industry that have the expertise and resources that may encourage them to develop and market products or services that compete with CoinBank machines or that would render CoinBank machines obsolete or less marketable. Moreover, potential customers may elect to establish their own facilities for counting and processing coins or utilize other methods, which they believe to be less costly or possess other advantages over CoinBank machines. There can be no assurance that the Company will be able to compete successfully.


Intellectual Property
---------------------

     Although the Company has received U.S. Patents with respect to its CoinBank machines and its EMMA Platform, there can be no assurance that these patents will afford the Company any meaningful protection. The Company does not currently hold any patents with respect to any software or hardware used by it in its operations and there can be no assurance that any patents will be granted to it. The Company relies on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of certain software developed by it and used primarily in its cash processing operations ("Developed Software"). Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the Developed Software. Although the Company believes that the Developed Software and other software used in its operations does not infringe upon the rights of others, there can be no assurance that the Developed Software or such other software does not and will not infringe upon the patents or intellectual property rights of others. See "Legal Proceedings" and "Risk Factors"-Litigation

     In the event of infringement, the Company could, under certain circumstances, be required to obtain a license or modify aspects of the Developed Software or such other software or refrain from using such software. There can be no assurance that the Company will have the necessary financial resources to defend any infringement claim made against it or to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on the Company. Moreover, if the Developed Software or other software used in the Company's business is deemed to infringe upon the rights of others, the Company could, under certain circumstances, become liable for damages, which could have a material adverse effect on the Company.

     The Company believes that product recognition is an important competitive factor and promotes the CoinBank name in connection with its marketing activities. The Company received United States trademark registration for the "CoinBank" name in September 1997. Although the Company is not aware of any claims of infringement or other challenges to the Company's rights to use this trademark, there can be no assurance that the Company's marks do not or will not infringe upon the proprietary rights of others or that the Company's marks would be upheld if challenged. The Company has not applied for the trademark with respect to the EMMA trade name.

Employees
---------

     As of September 1, 2001, the Company employed 18 employees and 4 contractors on a full-time basis, of which 5 were engaged in cash processing, 2 were engaged in facilities and security, 1 was engaged in customer service and sales, 5 were engaged in accounting and administration and 9 were engaged in system support and development. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good. In addition, the Company utilizes the services of two offshore technical development groups, totaling approximately 26 engineers, for some of its software development activities.

Risk Factors
------------

     Limited Operating History; Significant and Continuing Losses. The Company opened its cash processing facility in May 1994, and commenced installations of CoinBank machines at a limited number of bank branches in December 1995. As of August 1, 2000, the Company had removed substantially all of its free-placement CoinBank machines from field operation. Additionally, the Company is continuing to develop its EMMA Platform and has not had any commercial activity from the system, except for the pilot at three Rent Way stores. Accordingly, the Company has a limited operating history upon which an evaluation of the Company's performance and prospects can be made. The Company is subject to numerous risks, expenses, delays, problems and difficulties frequently encountered in the establishment of any new business. In the last two years, the Company has incurred significant losses, including net losses of $4,255,570 and $6,639,901 respectively, for its fiscal years ended May 31, 2001 and 2000. At May 31, 2001, the Company had stockholders deficiency of $5,435,390 and an accumulated deficit of $23,943,901. The Company will continue to have a high level of operating expenses and will be required to make significant up-front expenditures in connection with the development of its EMMA Platform (including, without limitation, salaries of executive, technical, marketing and other personnel). The Company anticipates that it will continue to incur significant and increasing losses for the foreseeable future until such time, if ever, as the Company is able to generate sufficient revenues to finance its operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements."

     Going Concern. The Company's independent certified public accountants included an explanatory paragraph in their report for the year ended May 31, 2001, which indicated a substantial doubt as to the ability of the Company to continue as a going concern. This concern is due primarily to substantial debt service requirements and working capital needs. See independent certified public accountant's letter and Item 6. "Liquidity".

     Working Capital Deficit; Significant Capital Requirements. At May 31, 2001, the Company had a working capital deficit of $9,419,126. On September 4, 2001, the Company had available cash of $455,636. The Company's capital requirements have been and will continue to be significant, and its cash requirements have exceeded cash flow from operations since inception. As a result, the Company has been substantially dependent on the proceeds of its initial public offering in July 1998, and private placements since then of its debt and equity securities to satisfy its working capital requirements. The Company will be dependent upon the proceeds of future private placement offerings or other public offerings to fund development of the EMMA technology, its short-term working capital requirements, fund certain marketing activities and to continue implementing its business strategy. There can be no assurance the Company will be able to raise necessary capital.

     The Need for Substantial Additional Financing; If we are unable to obtain needed additional financing, our business may fail. In the event that the Company's plans or assumptions relating to its operations change or prove to be inaccurate or if the net proceeds of future private placements or other public offerings together with revenues generated from operations prove to be insufficient (due to, among other things, unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for cash processing services, inability to successfully market its products, or other unforeseen circumstances), the Company could be required to seek other alternatives available to it. The Company currently requires and expects over the next fiscal year to continue to need substantial additional capital in order to continue operations. There can be no assurance that additional financing from any source will be available to the Company when needed, on commercially reasonable terms, or at all. To the extent that the Company obtains additional financing through the issuance of additional equity securities, any such issuance may involve substantial dilution to the Company's then-existing stockholders. Additionally, to the extent that the Company incurs indebtedness or issues debt securities, the Company will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed, will have a material adverse effect on the Company that could require the Company to significantly curtail or possibly cease its operations. We have notes outstanding of approximately $3,362,000 principal amount, which were due and payable on July 31, 2001. At the current time, we are unable to repay the notes, which are secured by substantially all of our assets subject to certain liens in favor of G. E. Capital. In addition, we owe approximately $3,275,070 to G. E. Capital, which we are unable to repay at this time. As of August 1, 2001 the notes are in default.

     We have made an offer to the note holders to settle our outstanding debt concerning the notes. As settlement, the Company has proposed that the maturity date be extended and additional warrants be issued. There can be no assurance given that the note holders will accept our offer. As of September 4, 2001, note holders representing approximately $3 million of the total $3.36 million in secured notes have informally indicated their acceptance of the proposed terms through signed letters of indication, however these indications will not become binding until or unless formal loan modification documents are executed. While the Company is optimistic about the successful resolution of this matter, if the note holders do not accept our offer in whole or in part, they may demand payment or declare a default. If we are unable to obtain any additional financing, we may be required to curtail our marketing and productions plans, further development of EMMA and possibly cease operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Any additional financing we seek may substantially dilute the interests of our shareholders. To the extent that we obtain additional financing through the issuance of additional equity securities, any such issuance may involve substantial dilution to our then-existing stockholders. Additionally, to the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed will have a material adverse effect on us that could require us to significantly curtail or possibly cease our operations.

     If our products and services do not achieve market acceptance, our business will be harmed. In marketing our products and services, we are attempting to change the traditional methods by which people obtain financial services and access the Internet. Accordingly, the demand for these services is subject to a high level of uncertainty. If we do not realize market acceptance of these products, our business will be seriously harmed. The results of the use of EMMA when deployed may not be well received and prior results of use may not be indicative of future market acceptance of our products or services. Commercial establishments and individuals may elect to utilize other methods, which they believe to be less costly or possess other advantages over EMMA. Achieving market acceptance for EMMA will require substantial marketing efforts and the expenditure of a significant amount of funds to inform various targeted customer groups of the perceived benefits and cost advantages of EMMA. To date we have installed only a limited number of EMMA driven terminals.

     Similarly, the demand for and market acceptance of our currency processing services are also subject to a high level of uncertainty. If we do not realize market acceptance of these products, our business will be seriously harmed. Commercial establishments and individuals may elect to utilize other methods which they believe to be less costly or possess other advantages over our cash processing services, including establishing their own cash counting and processing operations, or otherwise refraining from seeking to dispose of excess cash.

     Limited Marketing Capabilities. Since inception, the Company has conducted only limited marketing activities and currently has limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. The Company's marketing plans may be subject to change as a result of a number of factors, including changes in market conditions, the nature of the marketing requested or provided by customers for EMMA transaction processing and other factors. There can be no assurance that the Company's efforts will result in significant initial or continued market acceptance, that emerging markets for the EMMA system and the Company's coin and currency processing services will not be limited, or that the Company will succeed in positioning ATM-X, POS-X and the EMMA system as a preferred method of financial transaction processing. See "Business--Marketing."

     Our limited marketing capabilities may hinder our growth. Since inception, we have conducted only limited marketing activities and currently have limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. Accordingly, our marketing efforts may not result in significant initial or continued market acceptance, may not develop a market for our EMMA system, CoinBank(R) machines and currency processing services and may not succeed in positioning EMMA as a preferred method of processing "advanced function" transactions. Further, our current marketing plans are subject to change as a result of a number of factors, including changes in market conditions, the nature of the marketing requested or provided by prospective users of EMMA.

     We face substantial security risks in our business for which we may not be fully insured. Our cash processing operations are substantially dependent upon maintaining the security of the inventories of coin and currency transported to our cash processing facility and held on our premises. We have obtained insurance for on-site and off-site theft of cash from our facilities and machines, and we maintain insurance against losses, including those due to theft or embezzlement by independent contractors or our employees. This insurance, however, may not provide us with an adequate level of coverage in the event of any loss and it may not be renewed or increased in the future as needed, on commercially reasonable terms or at all. Moreover, we may experience an unanticipated loss not covered by such insurance. Partially or completely uninsured losses, if of sufficient magnitude, could have a material adverse effect on our business and results of operations. Although we believe that we have in place adequate security systems and procedures to safeguard the coin and currency processed at our cash processing facility, our systems and procedures may not be sufficient to ensure against theft, embezzlement or other losses.

     Our products may not perform reliably in extensive applications. As of August 31, 2001, we had installed only 4 EMMA-driven ATM-X/POS-X machines and have derived substantially no revenue from this EMMA based business. To date we have not installed a base of EMMA-driven ATM-X/POS-X machines upon which we can base predictions about the reliability or functionality of the EMMA technology. The Company is no longer intending to be involved in the placement of CoinBank(R) machines. Although such systems and machines have performed reliably to date at their current installations, upon widespread commercial use they may not satisfactorily perform all of their intended functions or may not prove reliable in extensive utilization. Software and other technologies that are incorporated into our products are complex and may contain errors, which will only become apparent subsequent to widespread commercial use. Remedying such errors could require the expenditure of a substantial amount of money and could also result in significant delays in installing or selling our products, which could have a material adverse effect on us. We anticipate that we will continue to seek to upgrade and enhance both the hardware and software components of our products. Such upgrading and enhancement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs. Further, our EMMA systems may not satisfactorily perform all of its intended functions or will prove not to be reliable in extensive utilization.

     We are dependent on independent contractors, whose nonperformance could harm our business. We are substantially dependent on the ability of the independent contractors we hire to dedicate sufficient personnel to service us. Any contractor that we utilize or may utilize may not have sufficient capacity to satisfy our needs during any period of sustained demand. The loss of services of independent contractors could disrupt our business. Furthermore, the EMMA system accesses networks, which are owned and operated by third parties. The failure or unavailability of these networks could have a material adverse effect on us.

     We are dependent on third-party manufacturers. The EMMA system is designed to be distributed through equipment, such as ATMs manufactured and distributed by third parties. Although we believe that a number of sources for this equipment is available, failure or delay by any manufacturer in providing such equipment to location operators could result in interruptions in our ability to deploy EMMA-based transactions and could have a material adverse effect on our operations.

     We are in litigation with a former supplier of technology and a former Coinbank Customer. We have commenced a lawsuit against Geld Bearbeitungs Systeme GES.M.B.H., an Austrian entity which had previously been manufacturing certain of our CoinBank(R) machines. Pursuant to licensing and manufacturing services and distribution agreements with Geld, we have the exclusive worldwide right, except for sales to certain Austrian financial institutions, to use the technology, which is incorporated in the equipment, manufactured by this supplier. We had previously entered into a letter of intent to acquire Geld to secure our access to the exclusive technology and certain disputes have arisen regarding the acquisition and licensing agreements between the parties. We instituted the suit to enforce certain licensing rights under our agreements and to enforce the acquisition letter of intent.

     We have been engaged in discussions with one of our CoinBank customers, Shaw's Supermarkets regarding termination of the placement of our CoinBank machines in their locations in New England. We have ceased operating the machines. Shaw's filed suit claiming it is owed in excess of $200,000 and other damages under our agreements with them. The Company believes that it has substantially delivered all sums owed to Shaw's except for approximately $40,000, but has meritorious defenses to other claims of Shaw's. There can be no assurance that the suit will be settled favorably or that we would prevail in any litigation.

     In December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleged was breached by the Company. The court has entered judgment against CAS in favor of Vindex in the sum of $97,864. The Company has reflected this as a liability on its books.

     We have a limited customer base and the loss of any present customers would have an adverse effect on our operations. We continue to sell most of the currency that we process to a limited number of entities. We generally do not enter into long-term written agreements with any customers with respect to the processing, acquisition or sale of coin and currency and do not anticipate entering into written contracts for coin purchases or sales with future customers. The loss of present or any future significant customers, for any reason, in the absence of significant additional customers or contracts, could have a material adverse effect on our financial condition and results of operations. We may not be able to lessen our dependence on a limited number of customers for a substantial portion of our revenue.

     The expansion of our business is uncertain. To date, we have generally been dependent on processing currency purchased directly from third parties (other than through CoinBank(R) machines) to generate substantially all of our revenues. We intend to increase our current level of operations, with an emphasis on marketing EMMA services. We have achieved limited growth to date and we may not be able to successfully expand our operations. Expansion of our operations will be largely dependent upon our ability to successfully market and distribute EMMA-driven transaction processing services; hire and retain skilled technical, marketing and other personnel; establish and maintain satisfactory relationships with banks and retail businesses; and achieve significant market acceptance for the use of advanced function services. We may not be able to successfully implement our business plan and unanticipated expenses, problems or technical difficulties may occur which would result in material delays in its implementation. Our prospects could be adversely affected by a decline in the economic prospects of particular individual or commercial customers or segments of cash-intensive markets, which could result in reduction or deferral of requirements for coin processing services or the use of EMMA services by prospective customers. We may not be able to achieve significant market acceptance of advanced function transactions, achieve significant penetration in new geographic markets or successfully expand our operations.

     We may not successfully compete with our competitors. The coin processing industry is characterized by intense competition and we compete primarily with banks, most of which possess substantially greater financial, personnel, marketing and other resources than us. With respect to CoinBank(R) machines, we are aware of one other company that offers self-service coin counting and processing services through the use of coin counting machines. To our knowledge, this competitor focuses its marketing efforts on installing its machines in supermarkets on a free placement basis. This competitor has installed a number of its machines in the Los Angeles area as well as in other areas of the United States, and, in some cases, such installations are near where we have installed or may seek to install and/or sell CoinBank(R) machines. There can be no assurance that potential customers of CoinBank(R) machines will not prefer to utilize this competitor's machines.

     Competition could render our technologies obsolete. Our competitors may be developing or may seek to develop functionally equivalent products or services for the disposal of large amounts of coins in the future. In addition, our EMMA platform will compete with existing automated teller machines and services offered by financial institutions and other companies that may provide services similar to those offered by EMMA. Competitive technologies may render our products and services obsolete or less marketable.

     Changing industry trends may adversely effect our operations. Alternatives to the use of cash and checks, such as credit cards and wire transfer, debit cards and other forms of electronic currency are increasing. Increasing use of these alternative forms of payment could reduce the frequency of circulation of cash and checks resulting in decreased need for some EMMA applications. The market for alternative forms of money transfer is characterized by frequent introduction of new products and services and is subject to changing consumer preferences and economic trends, which may make certain EMMA applications unattractive, compared to other alternatives.

     The geographic concentration of our business exposes us to risks due to changes in the regional economy. To date, our operations have been concentrated primarily in the Southern California area. Our growth prospects will be largely dependent on its ability to achieve greater penetration in this market as well as significant penetration in new geographic markets. Although we intend to focus our efforts on expanding its operations for the foreseeable future, a substantial portion of our revenues will be derived from its Southern California operations. Such geographic concentration increases the potential impact on our results of operations of any regional economic downturn or catastrophic events. Our prospects could be adversely affected by unfavorable general economic conditions, including any downturns in the California or national economies, which could result in an unwillingness by consumers to pay cash processing fees or an increased interest in developing alternative methods of counting and sorting cash, including creating in-house processing facilities.

     We are subject to risks relating to our international installations and sales. We are seeking to deploy the EMMA system outside of the United States. To the extent that we are able to expand our operations and sales outside of the United States, we will be subject to the risks associated with international operations and sales, including economic and political instability, currency fluctuations, credit risks, shipping delays, customs duties, export quotas, foreign government regulations and other trade restrictions, any of which could have a significant impact on our ability to operate effectively outside of the United States or to deliver EMMA services overseas to customers on a competitive and timely basis.

     Uncertainty of patent and trademark protection. Although the Company has received U.S. Patents with respect to its CoinBank machines and its EMMA Platform, there can be no assurance that these patents will afford the Company any meaningful protection. We do not currently hold any patents with respect to any software or hardware used in its operations. We intend to rely primarily on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of software developed by it and used primarily in its coin processing operations. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the software we have developed. Although we believe that our use of the software we developed and other software used in its operations does not infringe upon the rights of others, our use of the software we developed or such other software may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the software we developed or such other software or refrain from using such software. We may not have the necessary financial resources to defend any infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us. Moreover, if the software we developed or any other software or hardware used in our business is deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us. We received United States trademark registration for the "CoinBank(R)" name in September 1997. Although we are not aware of any claims of infringement or other challenges to our rights to use this trademark, there can be no assurance that our marks do not or will not infringe upon the proprietary rights of others or that our marks would be upheld if challenged.

     We are dependent on key personnel. Our success is dependent on the efforts of our key personnel, including Mr. Korman, our President and Chief Executive Officer. We entered into a three-year employment agreement with Mr. Korman, which expired in July 2001. There is currently no employment agreement in place between Mr. Korman and us. The loss of the services of Mr. Korman could have a material adverse effect on our business and prospects. Mr. Korman also participates in other business endeavors, which require a portion of his business time. Although Mr. Korman has advised us that his participation in outside business matters should not interfere with his performance of his duties as our President and Chief Executive Officer, there can be no assurance that a conflict of interest will not arise with respect to the allocation of Mr. Korman's time or that such conflict would be resolved in our favor.

     The success of our business also requires that we retain other qualified management personnel. Our success is also dependent upon our ability to hire and retain additional qualified management, marketing, technical, financial and other personnel. Competition for qualified personnel is intense, and there can be no assurance that we will be able to hire or retain additional qualified personnel. Any inability to attract and retain qualified management and other personnel would have a material adverse effect on us.

     We are controlled by our management. Mr. Korman and Mr. Miller, and their respective affiliates, beneficially own, in the aggregate, approximately 20.19% of our outstanding common stock. As a result, they are and will be in a position to act together to effectively control us, elect our directors, cause an increase in the authorized capital or the dissolution, merger or sale of our assets, and generally direct our affairs.

     Our directors and officers have limited personal liability. Our Certificate of Incorporation includes provisions to limit, to the full extent permitted by Delaware law, the personal liability of our directors for monetary damages arising from a breach of their fiduciary duties as directors. In addition, our By-Laws require us to indemnify any of our directors, officers, employees or agents to the full extent permitted by Delaware law. As a result of such provisions in our Certificate of Incorporation and the By-Laws, stockholders may be unable to recover damages against our directors and officers for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties, which may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing our directors, officers, employees and agents for breaches of their duty of care, even though such an action, if successful, might otherwise benefit us and our stockholders.

     The future sale of our currently outstanding restricted stock may depress our stock price. As of August 31, 2001, we had 3,668,034 shares of common stock outstanding, of which approximately 2,518,471 shares of common stock are freely tradeable without restriction or further registration under the Securities Act of 1933, as amended. All of the remaining 1,149,563 shares of common stock outstanding are restricted securities as that term is defined under Rule 144 promulgated under the Securities Act. In July 2000 we filed a registration statement with the SEC to register, on behalf of holders of options and warrants and other convertible securities, an additional 1,830,592 shares. The sale of these shares of common stock may have a depressive effect on the market prices of our Common Stock prevailing from time to time. In addition, we have issued numerous convertible securities, which could result in an increase in the number of common shares outstanding. This could impair our ability to raise capital through the sale of its equity securities.

     Possible delisting of securities from American Stock Exchange and risks relating to Penny Stocks. Our common stock is currently listed on American Stock Exchange. The American Stock Exchange granted to us an exemption from its original listing requirements in order for our Common Stock to be listed for trading. AMEX reserves the right to delist an entity in its discretion at any time. Among other criteria, AMEX will consider the financial condition and operating results, the public distribution of securities and other non-quantitative criteria. The Company is aware that it is not in accordance with AMEX rules regarding the holding of annual shareholder meetings. This rule violation, and possible others, may result in delisting. Our failure to meet these maintenance criteria in the future may result in the delisting of our common stock from AMEX, and trading, if any, in our securities would thereafter be conducted in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

     Although we anticipate that our common stock will continue to be listed for trading on Amex, if the common stock were to become delisted from trading on Amex and the trading price of the common stock were to fall below $5.00 per share on the date the common stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock, generally, any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market.

     We have the discretion to issue additional shares of preferred stock. Our Certificate of Incorporation authorizes our Board of Directors to issue up to 1,000,000 shares of preferred stock, from time to time, in one or more series. Our Board of Directors is authorized, without further approval of the stockholders, and except as prohibited in existing Preferred Stock designations, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock. The issuance of preferred stock could adversely affect the voting power of the holders of common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. To date we have authorized the issuance of 118,125 shares of Series A Preferred Stock, 400,000 shares of Series B Preferred Stock, 480,769 shares of Series C Preferred Stock, 5 shares of Series E Preferred Stock and 5 shares of Series F Preferred Stock.

ITEM 2.   DESCRIPTION OF PROPERTY
---------------------------------

     The Company owns no real estate. The Company leases approximately 13,000 square feet of space at 1434 West 11th Street, Los Angeles, CA, which it uses for its executive offices and coin processing facility from Prime Financial Partners, Ltd., an affiliate of Mr. Korman and Miller. The lease agreement expires in September 2002 and provides for a base monthly rent of approximately $5,618. As of August 31, 2001 we are $28,397 in arrears in rent. The Company believes that its facilities are sufficient to accommodate the Company's anticipated future requirements at the present time.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

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

     In December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleged was breached by the Company. The court has entered a judgment against CAS in favor of Vindex in the sum of $97,864. The Company has reflected this as a liability on its books.

     In March 2001 the Company entered into certain agreements with Hachador Holdings Limited, an entity with offices located at 6005 Delmar Blvd, St. Louis, Missouri pursuant to which Hachador agreed to make a loan to the Company in the principal amount of $225,000. The loan was to be secured by 700,000 shares of
Common Stock of the Company.   After delivery of the shares to Hachador, by the
Company, Hachador refused to make the loan proceeds available to the Company. The Company intends to commence suit to obtain the shares from Hachador Limited, and for damages.

     Kane Corte, et al v. Cash Technologies, Inc. et al., Case # 128256, 32/nd/ Judicial District Parish of Terrebonne, State of Louisiana. In August 2001, the Company first became aware that an entity to whom it had sold 23 CoinBank machines in October 1999 had filed suit against the Company in Louisiana court and obtained a default judgment against the Company. The Louisiana judgment was issued on August 15, 2000 and rewarded the purchaser $230,000 in damages and ordered that the machines be returned to the company. In March 2001, the purchaser obtained a sister-state judgment against the Company in California based on the judgment of the Louisiana court and a writ of execution was issued.

     The Company contends that the Louisiana court had no jurisdiction over it and that it was never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister-state judgment. The Company has initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. The Company believes that it will be successful in these actions to set aside the judgments. The Company further believes that it has meritorious defenses to each of the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     The Company did not submit any matters to the shareholders during the fiscal year ended May 31, 2001. Also the Company did not have any meetings of shareholders in the fiscal year ended May 31, 2001 or the last two calendar years.

                                    PART II

ITEM 5. MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------

     The Company's Common Stock commenced trading on the Nasdaq-SmallCap Market on July 9, 1998. The Company's Common Stock was not traded in any public securities market prior to July 9, 1998. On April 3, 2000, the Company's common stock commenced trading on the American Stock Exchange under the symbol, "TQ".

     The following is the range of closing bid prices for the Common Stock for the periods indicated below:


     Year Ending May 31, 2001                 High      Low
                                              ----      ---

     Q1    June 1 - August 31               $  8.125  $  5.000
     Q2    September 1 - November 30           7.250     2.875
     Q3    December 1 - February 28            2.500     0.5625
     Q4    March 1 - May 31                    1.850     0.900

     Year Ending May 31, 2000                  High      Low
                                               ----      ---

     Q1    June 1 - August 31               $ 11.875  $ 10.375
     Q2    September 1 - November 30          13.375    11.3125
     Q3    December 1 - February 29           20.750    13.3125
     Q4    March 1 - May 31                   23.500     6.125

     On August 31, 2001, the Company had a 52-week high and low price of $7.75 and $0.50, respectively.


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

     On January 10, 2001, the Company completed a financing of $500,000, with one of its shareholders, comprised of Series C 8% Convertible Preferred Stock and Series D Warrants. The Series C Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. There is a conversion feature of one share of common stock for each share of preferred stock surrendered. The Series D Warrants have an exercise price of $0.50 per share. The Company issued 480,769 shares of Series C Preferred Stock which was determined by dividing the sum of $500,000 by the average closing price of the Common Stock of the Company on the American Stock Exchange for the 5 trading days ending January 3, 2000. In addition the investor received 302,231 Series D Warrants. The Series D Warrants are exercisable by the holder at any time commencing on the date of issue for a period of five years. Also, the investor has the right to have one nominee elected to the Board of Directors of the Company for a period of one year. No person has been nominated by the investor. As part of the purchase price the investor surrendered 83,000 Series B and C warrants in his possession. The Company has recorded deemed dividends of $538,086 in conjunction with this offering. This amount was based on the difference between the closing market price and the Series C Preferred Stock plus the value of the Series D Warrants, using the Black-Scholes model, associated with the Series C Preferred Stock. The Company has used the proceeds for general working capital purposes.

     In June 2001, the Company completed a financing of $250,000, comprised of 25 shares of Series D 8% Convertible Preferred Stock and 25, 000 Series E Warrants. The Series D Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series E Warrants have an exercise price of $0.50 per share.

     Subsequent to the end of the fiscal year, in June 2001 the Company, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, sold an aggregate of $100,000 of its
securities to 2 foreign investors   Each investor purchased a $50,000 unit, each
unit comprised of (i) 41, 667 shares of Common Stock and (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of the Company's Austrian subsidiary.

     In July 2001, the Company completed an offering of $500,000, comprised of 5 shares of Series E 8% Convertible Preferred Stock and 100,000 Series F Warrants. The Series E Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series F Warrants have an exercise price of $0.50 per share. Each unit consists of 1 share of Series E 8% Convertible Preferred Stock and 20,000 Series F Warrants and is being offered at $100,000. The Company has sold 1.8 units for gross proceeds of $180,000.

     On September 4, 2001, the Company completed a financing of $500,000, with one of its shareholders, comprised of shares of Series F 8% Convertible Preferred Stock and Series G Warrants. The Series F Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series G Warrants have an exercise price of $0.50 per share. The Company issued 5 shares of Series F Preferred Stock and 100,000 shares of Series G warrants. A total of $57,000 in commissions were paid in relation to this offering as well as an issuance of 50,000 shares of common stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Overview
--------

     The Company was organized in August 1995, but its cash processing operations were commenced by its now wholly owned subsidiary, National Cash Processors, Inc. ("NCP") in May 1994. The Company acquired NCP in January 1996, from certain affiliates of the Company. The CoinBank portion of the business is conducted through the Company's wholly owned subsidiary CoinBank Automated Systems, Inc., which was incorporated in November 1995.

     The Company currently generates revenues through the purchase of loose currency which is acquired in bulk at a small discount from face value and then counted, sorted, wrapped and re-sold primarily to a variety of retail businesses at face value plus a small fee or deposited to the Federal Reserve Bank for credit to the Company's account. The Company's expenses have exceeded net revenues since inception. For the fiscal years ended May 31, 1997, 1998, 1999, 2000 and 2001, the Company sustained net losses of $1.5 million, $2.7 million, $5.7 million, $6.6 million and $4.3 million, respectively.

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

     To the limited extent that the Company will market its CoinBank machines, it intends to focus its future efforts on marketing CoinBank machines for sale rather than "free placement". Revenues generated from CoinBank machines accounted for approximately 24% of net revenues for the fiscal year ended May 31, 2001, compared to approximately 76% of net revenues generated from currency processing and other services. The Company anticipates that the revenue associated with processing fees derived from EMMA transaction processing system will become the primary source of the Company's future revenues.

     The Company was awarded a contract to count, process and purchase currency for the Los Angeles County Metropolitan Transit Authority for the period from April 1, 1997 to March 31, 1999, for a fee of approximately 1% of all currency processed. The contract was renewed April 1, 2001 to March 31, 2005. The Company expects to purchase and process between $35 and $40 million worth of currency on this contract during fiscal year 2002. The Company records as revenue the service fee charged for the processing of currency pursuant to such contracts. From time to time, the Company may submit bids for additional similar contracts.

Results of Operations
---------------------


Fiscal Year Ended May 31, 2001, Compared to Fiscal Year Ended May 31, 2000

     Gross revenues include the value of the coins and currency processed for the fiscal year ended 2001 and amounted to $22,735,599 compared to $42,301,355 for fiscal year 2000. The decrease in coin and currency processed was primarily attributable to a decrease in the number of coin processing customers and the decrease in MTA currency processed during fiscal 2001. This decrease was also a direct result of the Company's reduction of certain low margin coin processing activities. As a result of the reduction in currency processed offset by the elimination of low margin coin processing customers, net revenues, (as a percentage of gross revenues) for the fiscal year 2001, decreased to $491,180 or 2.2% of gross revenues compared to $1,161,764 or 2.7% of gross revenues for fiscal year 2000.

     Cost of revenues for the year ended May 31, 2001, was $325,081 or 1.4% of gross revenue compared to $1,221,247 or 2.9% of gross revenue in fiscal year 2000. The decrease in direct costs was primarily the result of the decreased costs associated with servicing remote CoinBank installations and reduction in staff associated with these as well as the currency counting activities.

     Gross profit for the year ended May 31, 2001, was $166,099 or 33.8% of net revenues, as compared to a gross loss of $59,483 or 5.1% of net revenues for the year ended May 31, 2000. The significant increase in gross profit was primarily attributable to the decreased direct costs associated with the operation of CoinBank Automated Systems and other unprofitable activities as well as a reduction in staff.

     Selling, general and administrative expenses for the year ended May 31, 2001, decreased to $3,179,488 compared to expenses of $4,973,344 for the fiscal year 2000. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease in selling, general and administrative expenses is due to decrease in non-cash compensation and other costs due to cut backs in spending. Included in selling, general and administrative expenses is non-cash compensation expense of $117,782 and $839,001 for the years ended May 31, 2001 and 2000, respectively. This was due to the Company issuing 31,159 shares of common stock in fiscal year 2000, in conjunction with the cashless exercise of stock options by the employees as well as issuing various warrants.

     The Company has taken an impairment charge in the fiscal year ended May 31, 2000 for the carrying value of its CoinBank machines. Impairment on coin machines was $1,033,759. The impairment was taken due to low inventory turnover for the coin machines. In future periods, additional impairment may be taken based of future sales of coin machines. As of May 31, 2001 the coin machines were valued at $1,196,783.

     Depreciation and amortization expenses increased to $287,904 during fiscal 2001 from $156,749 in fiscal 2000. The increase was primarily attributable to increased purchases of capital assets as well as an increase in amortization expense related to the January 2000 debt offering.

     On October 1, 1999, the Company and Coinstar, Inc. agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar, for a total value of $923,438. In October 1999, the shares were recorded at a market price of $323,428 and in January 2000, they were sold for $353,170, recognizing a gain of $29,742.

     Interest expense for the fiscal years 2001 and 2000 was $953,323 and $1,332,335 respectively. The decrease was primarily attributable to the deemed interest expense of $852,632 recognized in conjunction with the beneficial conversion of debt, associated with the second private placement in January 2000. The decrease was offset by an increase in the interest expense associated with the January 2000 debt offering. During the fiscal year ended 2001, the Company incurred interest expense of $342,071 with respect to its outstanding notes.

     As a result of the foregoing, net losses for the years ended May 31, 2001 and 2000 were $4,255,570 and $6,639,901, respectively. The decrease in net loss for the fiscal year 2001 was a direct result of the impairment loss on the coin machines held for sale in fiscal year 2000.

Fiscal Year Ended May 31, 2000, Compared to Fiscal Year Ended May 31, 1999

     Gross revenues include the value of coins and currency processed for the fiscal year ended 2000 and amounted to $42,301,355 compared to $46,381,668 for fiscal year 1999. The decrease in coin and currency processed was primarily attributable to a decrease in the number of coin processing customers during fiscal year 2000. This decrease was a direct result of the Company's planned reduction of certain low margin coin processing activities. As a result of the elimination of these low margin coin-processing customers, net revenues, (as a percentage of gross revenues) for the fiscal year 2000, increased to $1,161,764 or 2.7% of gross revenues compared to $899,836 or 1.9% of gross revenues for fiscal year 1999.

     Cost of revenues for the fiscal year ended May 31, 2000, was $1,221,247 or 2.9% of gross revenue compared to $765,220 or 1.8% of gross revenue in fiscal year 1999. The increase in direct costs was primarily the result of the increased costs associated with servicing remote CoinBank installations and reclassification of certain direct labor, telephone and depreciation costs into the cost of sales from selling, general and administrative expenses.

     Gross loss for the fiscal year ended May 31, 2000, was $59,483 or 5.1% of net revenues, as compared to a gross profit of $134,616 or 15% of net revenues for the fiscal year ended May 31, 1999. The decrease in gross profit was primarily attributable to the increased direct costs associated with the operation of CoinBank Automated Systems and reclassification of certain direct labor, telephone and depreciation costs into the cost of sales from selling, general and administrative expenses.

     Selling, general and administrative expenses for the fiscal year ended May 31, 2000, increased to $4,973,344 compared to expenses of $4,872,676 for the fiscal year 1999. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase in selling, general and administrative expenses is due to increase in non-cash compensation cost offset by a decrease in other costs due to cut backs in spending. Included in selling, general and administrative expenses is non-cash compensation expense of $839,001 for the fiscal year ended May 31, 2000. This was due to the Company issuing 31,159 shares of common stock in fiscal year 2000, in conjunction with the cashless exercise of stock options by the employees as well as issuing various warrants.

     Impairment on coin machines for fiscal year ended May 31, 2000 was $1,033,759. The impairment was taken due to low inventory turnover for the coin machines. In future periods, additional impairment may be taken based of future sales of coin machines.

     Depreciation and amortization expenses decreased to $156,749 during fiscal 2000 from $299,255 in fiscal 1999. The decrease was primarily attributable to reclassification into cost of sales and transfer of coin machines from property and equipment to CoinBank machines held for sale.

     On October 1, 1999, the Company and Coinstar, Inc. agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar, for a total value of $923,438. In October 1999, the shares were recorded at a market price of $323,428 and in January 2000, they were sold for $353,170, recognizing a gain of $29,742.

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

Liquidity and Capital Resources
-------------------------------

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At May 31, 2001, the Company had a working capital deficit of $9,419,126 compared to a working capital deficit of $1,657,722 at May 31, 2000. At September 4, 2001, the Company had a cash balance of $455,636. The Company's current monthly operating costs without any interest or principal payments on debt, amortization of warrants and depreciation expense; is approximately $150,000 per month. Since inception, the Company has satisfied its working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from stockholders of the Company.

     The Company's independent certified public accountants included an explanatory paragraph in their report for the year ended May 31, 2001, which indicated a substantial doubt as to the ability of the Company to continue as a going concern. This concern is due primarily to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

     Net cash used in operating activities was $1,887,142 for the year ended May 31, 2001, as compared to net cash used in operating activities of $2,769,086 for the year ended May 31, 2000. The decrease in net cash used in operating activities during fiscal 2001 was primarily the result of the Company's shift from free placement model to a sales model of the CoinBank coin processing machines. The total decrease of $881,944 was comprised of reduction in net loss and increases in accrued interest and accounts payable. This was offset partially by decreases in deemed interest and non-cash compensation expense along with reductions/writedowns in inventory that were taken in fiscal year 2000.

     Net cash used in investing activities was $1,173,695 for the fiscal year ended May 31, 2001, as compared to $1,181,436 for the fiscal year ended May 31, 2000. The slight decrease in net cash used in investing activities was primarily attributable to proceeds from sale of asset of $40,000.

     Net cash provided by financing activities for the year ended May 31, 2001 was $2,705,473, as compared to net cash used of $3,277,300 for the year ended May 31, 2000. The amount of $2,705,473 primarily consists of proceeds from the sale of preferred stock of $2,350,000 and loans from directors and officers of $155,000.

     The Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. As of May 31, 2001, there was approximately $3,275,070 of principal and accrued interest outstanding. This was the result of the negotiation for the deferral of principal payments for twelve (12) months and the deferral of interest payments for six (6) months. The new loan agreement was entered into on September 29, 2000 with interest rate of 9.5% payable over 20 months starting on the 12th month after the date of the new loan. Coin machines secure some of the amounts drawn under the line of credit. As consideration for the extension, the Company and GE agreed to increase the principal portion of the loan by $100,000 and, after twelve (12) months (September 2001), restart the amortization of the loans for eighteen (18) months. If the Company did not repay the loans in full within twelve (12) months, then an additional $400,000 will be added to the principal portion of the loan. The Company will be unable to meet the twelve (12) month deadline. This addition will be financed by GE and amortized over eighteen (18) months as described above. The Company has agreed to give GE a lien on all of the assets of the Company subject to any pre- existing liens. The Company is unable at this time to make any repayments to GE Capital and the methods of repayment of this loan are currently under negotiation.

There can be no assurance the negotiations will result in any restructuring or forgiveness of the loan. The loan is currently in default.

     On July 27, 1999, the Company commenced a private offering pursuant to
Section 4(2) of the Securities Act of 1933 and Regulation D. The Company offered up to 52,500 units, each unit comprised of (I) 10 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II) 5 Series A Common Stock Purchase Warrants. Each share of the Series A Preferred Stock is convertible into one share of Common Stock. The Series A Warrants are exercisable at $12.00 per share. As of November 30, 1999, the Company completed this offering and received gross proceeds of $1,122,188. The Company also paid sales commission of $69,825 in January 2000. The Company has issued (I) 118,125 shares of Series A 8% Cumulative Convertible Redeemable Preferred Stock and (II) 53,809 Series A Common Stock Purchase Warrants (exercisable at $12.00 each).

     On December 31, 1999, the Company sold through Gunn Allen Financial, Inc. as placement agent 67.5 Units. Each Unit consisted of (i) a Secured Convertible Promissory Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 warrant shares at an exercise price of $13.00 per share. The Company completed the offering on January 5, 2000 and raised approximately $3,362,000 in gross proceeds. Repayment was due July 2001. The Company is currently in default. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs. The offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense of which $211,000 and $87,917 were amortized for the fiscal years ended May 31, 2001 and 2000, respectively. As of August 1, 2001 the notes are in default.

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

     In March 2001, the European division of CoinBank obtained a short-term line of credit of $100,000 to be used for working capital and development of the European version of the Coinbank machines. Furthermore, the bank as collateral is holding 50,000 shares of the Company's common stock.

     In March 2001, the Company obtained a loan of $70,000 and another $10,000 in May 2001, from First Bancorp, L.P. Mr. Bruce Korman, our Chief Executive Officer, is the president and general partner of First Bancorp. This loan was a short-term interest free loan payable in increments over 180 days. As of September 15, 2001 the loan had been repaid in full.

     On April 4, 2001, the Company obtained loan of $75,000 from Transtech GBM, Inc. Robert Fagenson who is on the Company's Board of Directors is the Chief Executive Officer of Transtech GBM, Inc. The loan is a 120 days interest free loan and the Company has issued warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 has been recorded in conjunction with the warrants. The company is currently in negotiations with Transtech GBM to extend the loan.

     In June 2001, the Company completed a financing of $250,000, comprised of 25 shares of Series D 8% Convertible Preferred Stock and 25, 000 Series E Warrants. The Series D Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series E Warrants have an exercise price of $0.50 per share.

     Subsequent to the end of the fiscal year, in June 2001 the Company, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, sold an aggregate of $100,000 of its
securities to 2 foreign investors   Each investor purchased a $50,000 unit, each
unit comprised of (i) 41, 667 shares of Common Stock and (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of the Company's Austrian subsidiary.

     In July 2001, the Company completed an offering of $500,000, comprised of 5 shares of Series E 8% Convertible Preferred Stock and 100,000 Series F Warrants. The Series E Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series F Warrants have an exercise price of $0.50 per share. Each unit consists of 1 share of Series E 8% Convertible Preferred Stock and 20,000 Series F Warrants and is being offered at $100,000. The Company sold 1.8 units for gross proceeds of $180,000.

     On September 4, 2001, the Company completed a financing of $500,000, with one of its shareholders, comprised of shares of Series F 8% Convertible Preferred Stock and Series G Warrants. The Series F Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series G Warrants have an exercise price of $0.50 per share. The Company issued 5 shares of Series F Preferred Stock and 100,000 shares of Series G warrants. A total of $57,000 in commissions were paid in relation to this offering as well as an issuance of 50,000 shares of common stock.

NEW ACCOUNTING PRONOUNCEMENT
----------------------------

     The Financial Accounting Standards Board issued in September 2000, Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 replaces SFAS 125 and carries over most of SFAS 125's provisions without reconsideration. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 did not affect the Company's financial statements and notes to financial statements.

     The Financial Accounting Standards Board issued in July 2001, SFAS No. 141, Business Combinations. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling-of-interests method. SFAS 141 did not affect the Company's financial statements and notes to financial statements.

     The Financial Accounting Standards Board issued in July 2001, SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill from amortization method to an impairment-only approach. SFAS 142 requires companies to stop the amortization of goodwill. SFAS No. 142 did not affect the Company's financial statements and notes to financial statements.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

On September 7, 2001, the Company, as recommended by the Board, engaged Vasquez & Company LLP as its principal accountant and independent auditors for the fiscal year ending May 31, 2001, and simultaneously dismissed BDO seidman, LLP as its principal accountant and auditors.

Audit Fees: The aggregate fees billed by Vasquez and Company LLP, as well as any fees billed by BDO Seidman, LLP, for professional services rendered for the audit of the Company's financial statements for the fiscal year ended May 31, 2001, was approximately $30,000.

Financial Information Systems Designs and Implementation Fees: Vasquez and Company LLP and BDO Seidman, LLP did not bill for any professional services for financial information systems design or implementation as described in Paragraph
(c) (4) (ii) or Rule 2-01 of Regulation S-X for the fiscal year ended May 31, 2001.

All Other Fees: No fees were billed for other services rendered by Vasquez and Company LLP, other than the services covered in the two previous paragraphs, for the fiscal year ended May 31, 2001.

During the fiscal year ended May 31, 2001, the Company paid to BDO Seidman LLP fees for the following work undertaken by BDO for the Company:

     Review of Form 10QSB                         $    24,006
                                                   ----------
     System Design and Implementation             $       0
                                                   ----------
     All other Fees                               $   197,494
                                                   ----------

               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Cash Technologies, Inc.
Los Angeles, California


     We have audited the accompanying consolidated balance sheets of Cash Technologies, Inc. and subsidiaries (the "Company") as of May 31, 2001, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Cash Technologies, Inc. and subsidiaries as of May 31, 2000 and for the year ended May 31, 2000, were audited by other auditors whose report dated August 31, 2000 included an explanatory paragraph that described the significant recurring losses from operations which raised substantial doubt of the Company's ability to continue as a going concern discussed in Note 1(a) to the consolidated financial statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cash Technologies, Inc. and subsidiaries as of May 31, 2001 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the consolidated financial statements, the Company has suffered significant recurring losses from operations and at May 31, 2001, had a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.


                                                /s/ VASQUEZ & Company, LLP


Los Angeles, California
September 17, 2001

               INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Cash Technologies, Inc.
Los Angeles, California:

     We have audited the accompanying consolidated balance sheet of Cash Technologies, Inc. and subsidiaries (The "Company") as of May 31, 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

                                             /s/ BDO Seidman LLP

Los Angeles, California
August 31, 2000, except for Note 9
which is as of September 12, 2000

                   CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                MAY 31                MAY 31
                                                                                                 2001                  2000
                                                                                             ------------          ------------
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                                    $         --          $    355,364
Cash inventory                                                                                         --               176,163
Accounts receivable                                                                                23,714               156,341
Prepaid expenses and other current assets                                                          52,500                   800
Other receivable (net of allowance $21,000)                                                       100,666                    --
                                                                                             ------------          ------------
Total Current Assets                                                                              176,880               688,668

COINBANK MACHINES HELD FOR SALE  (Note 1(j))                                                    1,196,783             1,282,636

PROPERTY AND EQUIPMENT (net) (Note 2)                                                             141,797               260,581

CAPITALIZED SOFTWARE COSTS (Note 1(r))                                                          2,362,749             1,161,214

DEFERRED FINANCE FEES (Note 3)                                                                    277,778                    --

OTHER ASSETS                                                                                        4,629                39,500
                                                                                             ------------          ------------

TOTAL ASSETS                                                                                 $  4,160,616          $  3,432,599
                                                                                             ============          ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Current maturities of notes payable (Note 3)                                                 $  3,352,922          $  1,359,229
Due to Officers and Directors (Note 3)                                                            155,000                    --
Convertible debt (Note 4)                                                                       3,655,915                    --
Current maturities of capital lease obligations                                                        --                   487
Accounts payable                                                                                  969,129               370,298
Accrued liabilities                                                                               943,871               557,820
Book Overdraft                                                                                    200,860                    --
Dividend payable                                                                                  318,309                58,556
                                                                                             ------------          ------------

Total Current Liabilities                                                                       9,596,006             2,346,390

Long-Term Notes Payable (Note 3)                                                                       --             1,293,266
Long-Term Convertible Debt (Note 4)                                                                    --             3,202,667
                                                                                             ------------          ------------

TOTAL LIABILITIES                                                                               9,596,006             6,842,323
                                                                                             ------------          ------------

COMMITMENTS & CONTINGINCIES (Note 9)                                                                   --                    --

STOCKHOLDERS' DEFICIENCY: (Note 6)
Common Stock, $0.01 par value, 20,000,000 shares authorized, 3,551,111                             35,488                35,198
and 3,522,200 issued and outstanding at May 31, 2001 and 2000

8% Cumulative Redeemable Preferred Stock, $0.01 par value; 1,000,000                            3,009,063             1,122,188
shares authorized;  950,144 and 118,125  shares issued and outstanding at
May 31, 2001 and 2000

Additional Paid In Capital                                                                     15,463,960            13,905,391
Accumulated Deficit                                                                           (23,943,901)          (18,472,501)
                                                                                             ------------          ------------

Total stockholders' deficiency                                                                 (5,435,390)           (3,409,724)
                                                                                             ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                               $  4,160,616          $  3,432,599
                                                                                             ============          ============

                See notes to consolidated financial statements

                   CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED
                                                                               ENDED MAY 31
                                                                        2001                     2000
                                                                 ---------------------------------------------
GROSS REVENUES (Note 1 (e))                                         $ 22,735,599             $ 42,301,355
                                                                 =========================================

NET REVENUES                                                        $    491,180             $  1,161,764
COST OF REVENUES                                                         325,081                1,221,247
                                                                 -----------------------------------------

GROSS PROFIT (LOSS)                                                      166,099                  (59,483)

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE                             3,179,488                4,973,344
IMPAIRMENT ON COIN MACHINES                                                    -                1,033,759
DEPRECIATION & AMORTIZATION EXPENSE                                      287,904                  156,749
                                                                 -----------------------------------------

OPERATING LOSS                                                        (3,301,293)              (6,223,335)

OTHER INCOME (Note 7)                                                      1,446                  923,438
INTEREST EXPENSE                                                        (953,323)              (1,332,335)
                                                                 -----------------------------------------

LOSS BEFORE INCOME TAXES                                              (4,253,170)              (6,632,232)
INCOME TAXES (Note 5)                                                      2,400                    7,669
                                                                 -----------------------------------------

NET LOSS                                                            $ (4,255,570)            $ (6,639,901)
                                                                 =========================================

Dividends and deemed dividends to preferred stockholders               1,234,679                  544,427

Net loss allocable to common
shareholders                                                          (5,490,249)              (7,184,328)

Basic and diluted net loss per share                                $      (1.55)            $      (2.05)

Basic and diluted weighted average
shares of common stock outstanding                                     3,544,691                3,500,917
                                                                 =========================================

                See notes to consolidated financial statements

                           Cash Technologies, Inc.

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                       Years ended May 31, 2000 and 2001

                                                                                                                      Additional
                                                              Common Stock                  Preferred Stock             Paid-in
                                                              ------------                  ---------------
                                                         Shares         Amount          Shares          Amount          Capital
                                                        --------------------------------------------------------------------------
Balance, May 31, 1999                                        3,488,665     $ 34,887            -     $         -     $ 11,323,780

Issuance of redeemable preferred stock                                                   118,125       1,122,188          485,871
Issuance of warrants for services                                                                                         609,760
Issuance of common stock in conjunction
with the exercise of employee stock options                     33,535          311                                       316,848
Issuance of warrants in conjunction
with sale of convertible debt (Note 3)                                                                                    316,500
Beneficial conversion recognized in
conjunction with the sale of convertible debt (Note 3)                                                                    852,632
Net Loss
                                                        --------------------------------------------------------------------------

Balance May 31, 2000                                         3,522,200       35,198      118,125       1,122,188       13,905,391


Preferred Stock - Offerings                                                              880,769       2,350,000
Beneficial Conversions                                                                                                    974,926
Conversion from Preferred to Common Stock                       48,750          488      (48,750)       (463,125)         462,637
Compensation Expense                                                                                                      117,782
Rescinding of Employee Options                                 (29,839)        (298)                                          298
Distribution of Common Stock                                    10,000          100                                        21,775
Dividends on Preferred Stock
Rescinding of Noteholder Warrants                                                                                         (18,849)
Net Loss

Balance May 31, 2001                                         3,551,111     $ 35,488      950,144     $ 3,009,063     $ 15,463,960



                                                                                              Total
                                                                  Accumulated             Stockholder's
                                                                    Deficit            Equity (Deficiency)
                                                            ---------------------------------------------
Balance, May 31, 1999                                          $ (11,288,173)               $     70,494

Issuance of redeemable preferred stock                              (544,427)                  1,063,632
Issuance of warrants for services                                                                609,760
Issuance of common stock in conjunction
with the exercise of employee stock options                                                      317,159
Issuance of warrants in conjunction
with sale of convertible debt (Note 3)                                                           316,500
Beneficial conversion recognized in
conjunction with the sale of convertible debt (Note 3)                                           852,632
Net Loss                                                          (6,639,901)                 (6,639,901)
                                                            ---------------------------------------------

Balance May 31, 2000                                             (18,472,501)                 (3,409,724)


Preferred Stock - Offerings                                                                    2,350,000
Beneficial Conversions                                              (974,926)                          -
Conversion from Preferred to Common Stock                                                              -
Compensation Expense                                                                             117,782
Rescinding of Employee Options                                                                         -
Distribution of Common Stock                                                                      21,875
Dividends on Preferred Stock                                        (259,753)                   (259,753)
Rescinding of Noteholder Warrants                                     18,849                           -
Net Loss                                                          (4,255,570)                 (4,255,570)

Balance May 31, 2001                                           $ (23,943,901)               $ (5,435,390)

                   CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASHFLOWS

                                                                                                 FOR TWELVE MONTHS ENDED MAY 31
                                                                                                     2001              2000
                                                                                                 -----------       -----------
OPERATING ACTIVITIES:
Net loss                                                                                         $(4,255,570)      $(6,639,901)
Adjustments to reconcile net loss to net cash used by
operating activities:

Amortization of discount on convertible debt                                                         211,000            87,917
Noncash deemed Interest Expense                                                                      222,222           852,632
Common stock issued in exchange for legal services                                                    21,775                --
Noncash compensation Expense                                                                         117,782           839,001
Depreciation expense                                                                                  90,944           156,749
Impairment of CoinBank Machines held for Sale                                                             --         1,033,759

Changes in operating assets and liabilities:

Account receivable                                                                                    31,961           (20,064)
Coinbank machinery held for sale                                                                      85,853           424,074
Prepaid expenses and other current assets                                                            (51,700)            8,456
Cash inventory                                                                                       176,163            25,392
Other assets                                                                                          34,871            17,182
Accounts payable                                                                                     598,831           161,678
Accrued interest                                                                                     442,675            56,250
Accrued expenses and other current liabilities                                                       386,051           227,789
                                                                                                 -----------       -----------

Net cash used in operating activities                                                             (1,887,142)       (2,769,086)
                                                                                                 -----------       -----------

INVESTING ACTIVITIES:

Purchase of property and equipment                                                                   (12,160)          (64,832)
Proceeds From sale of asset                                                                           40,000                --
Capitalized software                                                                              (1,201,535)       (1,161,214)
Restricted cash                                                                                           --            44,610
                                                                                                 -----------       -----------

Net cash used in investing activities                                                             (1,173,695)       (1,181,436)
                                                                                                 -----------       -----------

FINANCING ACTIVITIES:

Book overdraft                                                                                       200,860                --
Payments on capital lease obligation                                                                    (487)          (42,076)
Repayments on long-term debt                                                                              --        (1,162,812)
Proceeds from issuance of convertible debt                                                                --         3,360,000
Net proceeds from issuance of preferred stock                                                      2,350,000         1,122,188
Proceeds from short-term debt                                                                        155,000                --
Proceeds from common stock                                                                               100                --
                                                                                                 -----------       -----------

Net cash provided by financing activities                                                          2,705,473         3,277,300
                                                                                                 -----------       -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                                                 (355,364)         (673,222)

Cash and Cash Equivalents, Beginning of Year                                                         355,364         1,028,586
                                                                                                 -----------       -----------

Cash and Cash Equivalents, End of Year                                                           $        (0)      $   355,364
                                                                                                 ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

              Income taxes                                                                       $     2,400       $     7,669
              Cash paid for interest                                                             $    29,450       $   274,469

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION

              The company transfered certain assets from property and equipment to
              coinbank machines held for sale                                                    $        --       $   943,705
              Purchase of property and equipment in exchange for vendor note                     $        --       $    77,852
              Reclassification of depreciation from fixed assets to CoinBank machines            $        --       $   357,470
              Finance Fees added to notes payable                                                $   500,000       $        --
              Conversion of Preferred Stock into Common Stock                                    $   462,637       $        --
              Deemed Dividend on Preferred Stock                                                 $   974,926       $        --
              Issuance of Common Stock for legal services performed                              $    21,775       $        --
              Rescinding of noteholder warrants                                                  $    18,849       $        --
              Dividend preferred stock                                                           $   259,753       $    58,556

                See notes to consolidated financial statements

                   CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

    (a) "Going Concern"--The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has significant losses from operations and has used significant amounts of cash for operations during the last four years. As of May 31, 2001, the Company has both working capital and net capital deficiencies. Operating losses and cash flow deficiencies have continued throughout 2001.

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

          Management estimates that the proceeds contemplated by a $500,000 private placement, which was completed on September 4, 2001, will be sufficient to fund the Company's operations through November 30, 2001, the Second Quarter of fiscal year 2002. The Company also plans to increase revenues and reduce costs in order to generate sufficient positive cash flow beginning in second quarter of fiscal year 2003. While the Company believes that its financing and revenue generation plans will be successful, no assurances can be given that the Company will be successful and that the Company will continue as a going concern.

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

    (c) Business--The principal business activity of each entity is as follows: CTI is currently undergoing a development process of Electronic Message Management Architecture Transaction Processing System (EMMA); NCP is a full-service cash-processing entity providing sorting, counting and wrapping functions to cash-intensive businesses; CAS offers self-service coin-counting machines. CBE functions as a European sales office for the Company.

          Approximately 74% and 48% of the Company's net revenues were derived from one customer for the years ended May 31, 2001 and 2000, respectively. The Company has a firm fixed-price contract with

          Los Angeles County Metropolitan Authority. The Contract is renewable every year until March 31, 2005.

    (d) Revenue Recognition--The Company recognizes service fee income when coins and currency are processed. In certain instances, customers will remit funds to the Company in advance of the coin shipments to them. In certain instances, customers deposit coins before the Company makes payment.

    (e) Gross revenues--Include the value of coin and currency processed and do not represent revenue under generally accepted accounting principles.

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

    (h) Cash Restricted--The Company no longer maintains a cash deposit as security towards the daily purchase of currency.

    (i)   Cash Inventory--Inventory consists of currency stated at face value.

    (j) CoinBank Machines Held for Sale--The Company has designated its CoinBank machines and parts as being held for sale. CoinBank machines held for sale are recorded at the lower of the cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. During the fiscal year ended May 31, 2000, the Company transferred $943,705 from property plant and equipment to coin machines held for sale. During the fourth quarter of fiscal year 2000, management evaluated the estimated fair market value of these machines and subsequently recorded an impairment loss of $1,033,759.

    (k) Property and Equipment--Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset, ranging from 3 to 7 years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

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

    (n) Employee Stock Option--The Company adopted statement of financial accounting standard No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123), as of June 1, 1998, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock option is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

    (r) Capitalized Software --The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Once technological feasibility is established all software production cost will be capitalized and reported at the lower of unamortized cost or net realizable value until the product is available for general release to customers. Capitalized software cost will be amortized based on current and future expected revenue for each product subject to an annual minimum based on straight-line amortization over the remaining estimated life of the product, not to exceed 5 years. The Company will evaluate the recoverability of all capitalized software cost on a quarterly basis by comparing the net realizable value, determined pursuant to management's estimates of future product cash flows, with the unamortized capitalized software cost balance. As of May 31, 2001, capitalized software costs amounted to $2,362,749 of which $1,201,535 was capitalized in fiscal year ended May 31, 2001. No amortization has been expensed, as the product is not yet available for general release to customers.

    (s) Concentration of Credit Risk--Financial instruments that potentially subject the Company to a concentration of credit risk consists primarily of accounts receivable. The receivables are unsecured, and the Company performs ongoing credit evaluations of its customers. At May 31, 2001, the receivable from a major customer was $12,500.

    (t) Reclassification--Certain reclassifications have been made to the May 31, 2000 financial statements to conform to the May 31, 2001 presentation.


2.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                             2001         2000
                                                                           --------     --------
Machinery and equipment..............................................      $ 17,842     $ 49,977
Security systems.....................................................        42,788       26,219
Furniture and fixtures...............................................        13,714       13,714
Vehicles.............................................................             -       14,415
Computer equipment...................................................       237,803      225,644
Leasehold improvements...............................................       125,444      125,444
Other equipment .....................................................        82,136      289,716
                                                                           --------     --------
   Total Property and Equipment......................................      $519,727     $745,129
   Less accumulated depreciation.....................................       377,930      484,548
                                                                           --------     --------
                                                                           $141,797     $260,581
                                                                           ========     ========

3.   NOTES PAYABLE

                                                                               2001         2000
                                                                            ----------   ----------
Equipment loans were secured by the personal guarantees of the two
Principal Stockholders of the Company. The guarantors were released 90 days after the Company's initial public offering. Interest rates range from 3.88% to 9.25%, with the loans maturing through 2002. Pursuant to a loan and security agreement and related note, as revised (collectively the "Agreement"), with a finance company, the Company borrowed
$5,500,000. In September 2000, the Company signed a deferment agreement with the lender to defer payment for 6 months. The finance company has indicated that all funds advanced to the Company are to be secured by equipment. The Company is in default at this time, but negotiations are underway with the finance company. The new loan agreement was entered into on September 29, 2000 with interest rate of 9.5% payable over 20 months starting on the 12th month after the date of the new loan. Coin machines secure some of the amounts drawn under the line of credit. As consideration for the extension, the Company and GE agreed to increase the principal portion of the loan by $100,000 and, after twelve (12)
months (September 2001), restart the amortization of the loans for eighteen (18) months. If the Company does not repay the loans in full within twelve (12) months, then an additional $400,000 will be added to the principal portion of the loan. This addition will be financed by GE and amortized over eighteen (18) months as described
above...................................................................    $3,275,070   $2,574,643

Enhancement work done on coin machines was converted into a note payable with the vendor. The loan matured on February 2001. The interest rate is at 10% and interest payments are made on a monthly basis. The
Company is current under default, but negotiating new payment terms on
this note...............................................................        77,852       77,852
                                                                            ----------   ----------

                                                                             3,352,922    2,652,495
   Less current portion.................................................     3,359,922    1,359,229
                                                                            -----------------------
Long term maturity......................................................    $        -   $1,293,266
                                                                            ==========   ==========

In March 2001, the Company obtained a loan of $70,000 and another $10,000 in May 2001, from First Bancorp, L.P. Mr. Bruce Korman, our Chief Executive Officer, is the president and general partner of First Bancorp. This loan was a short-term interest free loan payable in increments over 180 days. As of September 15, 2001 the loan had been repaid in full.

     On April 4, 2001, the Company obtained loan of $75,000 from Transtech GBM, Inc. Robert Fagenson who is on the Company's Board of Directors is the Chief Executive Officer of Transtech GBM, Inc. The loan is a 120 days interest free loan and the Company has issued warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 has been recorded in conjunction with the warrants. The Company is currently in negotiations with Transtech GBM to extend the loan.



4.   CONVERTIBLE DEBT

The Company completed an offering on January 5, 2000 and raised $3,362,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs. The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering 67.5 Units were sold. Each Unit consisted of (i) a Secured Convertible Promissory
Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share (maturity date can be converted immediately) and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share (warrants are vested immediately and expire five years from the date of issuance). As of August 1, 2001 the notes are in default.

The offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense of which $211,000 and $87,917 was amortized during the fiscal year ended May 31, 2001 and 2000, respectively.


5.   INCOME TAXES

As of May 31, 2001, the Company has available federal net operating loss ("NOL") carry-forwards that approximate $19,400,000 and may be applied against future taxable income through tax year 2021. State NOL carry-forward is approximately $11,600,000 and expire through tax year 2005. Since management can not determine if it is more likely than not that the deferred tax asset will be realized, a 100% valuation reserve has been set up to entirely offset the deferred tax asset of $7,600,000. The utilization of NOLs may be limited in the future if significant changes in stock ownership occur. Temporary differences other than the NOL are not material. The current tax expense is due to payment of minimum state taxes.

As of May 31, 2000, the Company has available federal net operating loss
("NOL") carry-forwards that approximate $16,400,000 and may be applied against future taxable income through 2020. State NOL carry-forward is approximately $10,800,000 and expire through 2004. Since management can not determine if it is more likely than not that the deferred tax asset will be realized, a 100% valuation reserve has been set up to entirely offset the deferred tax asset of $6,500,000. The utilization of NOLs may be limited in the future if significant changes in stock ownership occur. Temporary differences other than the NOL are not material. The current tax expense is due to payment of minimum state taxes.

6.    STOCKHOLDERS EQUITY

In February 1997, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 20,000,000.

In July 1998, the Company completed an initial public offering of 1,485,000 shares and in August 1998 completed an over-allotment of 172,790 shares of its common stock.

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

The Company granted options under the Employee Option Plan to purchase common stock. 227,643 options were granted at $7.00 per share and 285,887 options were granted at $3.50 per share. These options vested in equal increments over a three-year period.

Prior to the initial public offering, the Company had issued various subordinated promissory notes. These notes were repaid with a portion of the net proceeds from the initial public offering of the Company's common stock. In conjunction with liquidation of the notes, the Company issued warrants to purchase 653,300 shares of Common Stock at prices ranging from of $3.50 to $8.00 per share. (Note 8)

In August 1998, the Company issued 172,790 shares of common stock in connection with the partial exercise of the over-allotment option. Net proceeds to the Company were approximately $1,055,071 after deducting $154,179 for commissions and expenses.

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

In September 1999, the Company issued Howard Brand, its then current Chief Financial Officer, thirty thousand (30,000) Stock Purchase Warrants at $11.3125 per share. These warrants have been valued at $62,431 using Black Scholes model and this amount was expensed over a one-year period. These warrants were repriced to $5.00 per share in August 2000, which was valued at $22,606 and expensed in the first quarter. The repricing requires the Company to recognize additional compensation cost when the common stock price is greater than $5.00 per share. Also in August 2000, Mr. Brand was issued an additional 70,000 Stock Purchase Warrants at $5.00 per share, which was valued at $61,440 and was also expensed in the first quarter. Mr. Brand served as the Company's Chief Financial Officer and Secretary, until December 7, 2000.

During the fiscal year ended May 31, 2000, the Company issued 31,159 shares of common stock in conjunction with the exercise of stock options by its employees. In order to effect a cashless transaction, an additional 58,059 incentive stock options were forfeited. These shares of common stock are restricted for a period of one year from the date of exercise. This cashless transaction resulted in a charge to non-cash compensation of $317,159. In January of 2000, certain employee of the Company and the Company rescinded the exercise of their options and returned shares of common stock, which they had received in conjunction with the employee's exercise of stock options and the stock were part of the Company's 1996 Employee Stock Option Plan. A total of 29,839 shares of common stock were rescinded. Furthermore, all options related with this transaction were cancelled.

The Company issued 337,500 Stock Purchase Warrants in connection with the convertible debt offering. (See Note 4)

In October 2000, the Company completed a private placement of $2,000,000 of units comprised of Series B 8% Preferred Stock ("Series B Stock") and Series C Warrants. Each unit had a purchase price of $100,000 and is comprised of 20,000 shares of Series B Stock and 4,000 Series C Warrants. The Series B Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series B Stock is convertible into shares of Common Stock, at anytime at the option of the holder, at the liquidation price divided by the lesser of: (i) $5.50 per share; or (ii) the average closing price for the Company's Common Stock for the five (5) trading days ending on the trading day prior to the date of the conversion notice; provided, however, in no event will the conversion rate be less than $2.50 per share. The liquidation price is $5.00 per share. By way of example, for each $100,000 unit, an investor would be entitled to approximately 18,181 shares of Common Stock upon conversion of Series B Stock. The Series C Warrants have an exercise price of $2.00 per share. The Company recorded deemed dividends of $436,840 and paid $150,000 in commission in conjunction with this offering.

On December 7, 2000, the Company awarded 10,000 shares of common stock to their legal counsel in Germany for services performed. Legal expenses of $21,775 were recognized in conjunction with this transaction.

The Company also issued Gunn Allen Securities fifty thousand (50,000) Stock Purchase Warrants at $0.50 for services related to assisting the Company with capital transactions in October 2000, in conjunction with the Series B Preferred Stock offering.

On January 10, 2001, the Company completed a financing of $500,000, with one of its shareholders, comprised of Series C 8% Convertible Preferred Stock and Series D Warrants. The Series C Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. There is a conversion feature of one share of common stock for each share of preferred stock surrendered. The Series D Warrants have an exercise price of $0.50 per share. The Company issued 480,769 shares of Series C Preferred Stock which was determined by dividing the sum of $500,000 by the average closing price of the Common Stock of the Company on the American Stock Exchange for the 5 trading days ending January 3, 2000. As part of the purchase price the investor surrendered 83,000 Series B and C warrants in his possession. The Company has recorded deemed dividends of $511,953 in conjunction with this offering.

In March 2001, the European division of CoinBank obtained a line of credit for $100,000 to be used for working capital and development of the European version of the Coinbank machines. Furthermore, the bank as collateral is holding 50,000 shares of the Company's common stock.

In March 2001, the Company obtained a loan of $70,000 and another $10,000 in May 2001, from First Bancorp, L.P. Mr. Bruce Korman, our Chief Executive Officer, is the president and general partner of First Bancorp. This loan was a short-term interest free loan payable in increments over 180 days. As of September 15, 2001 the loan had been repaid in full.

On April 4, 2001, the Company obtained loan of $75,000 from Transtech GBM, Inc. Robert Fagenson who is on the Company's Board of Directors is the Chief Executive Officer of Transtech GBM, Inc. The loan is a 120 days interest free loan and the Company has issued warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 has been recorded in conjunction with the warrants.

In June 2001, the Company completed a financing of $250,000, comprised of 25 shares of Series D 8% Convertible Preferred Stock and 25, 000 Series E Warrants. The Series D Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series E Warrants have an exercise price of $0.50 per share.

Subsequent to the end of the fiscal year, in June, 2001 the Company, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, sold an aggregate of $100,000 of its securities to 2 foreign investors Each investor purchased a $50,000 unit, each unit comprised of (i) 41, 667 shares of Common Stock and (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of the Company's Austrian subsidiary.

In July 2001, the Company completed an offering of $500,000, comprised of 5 shares of Series E 8% Convertible Preferred Stock and 100,000 Series F Warrants. The Series E Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series F Warrants have an exercise price of $0.50 per share. Each unit consists of 1 share of Series E 8% Convertible Preferred Stock and 20,000 Series F Warrants and is being offered at $100,000. The Company sold 1.8 units for gross proceeds of $180,000.

On September 4, 2001, the Company completed a financing of $500,000, with one of its shareholders, comprised of shares of Series F 8% Convertible Preferred Stock and Series G Warrants. The Series F Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series G Warrants have an exercise price of $0.50 per share. The Company issued 5 shares of Series F Preferred Stock and 100,000 shares of Series G warrants. A total of $57,000 in commissions were paid in relation to this offering as well as an issuance of 50,000 shares of common stock.


7.  OTHER INCOME

On October 1, 1999, the Company and Coinstar, Inc. agreed to settle all outstanding litigation between them. Under the terms of the settlement, the Company received payment from Coinstar of $600,000 in cash and 30,000 shares of common stock of Coinstar, for a total of $923,438. In October 1999, the shares were recorded at a market price of $323,428 and in January 2000, they were sold for $353,170, resulting in a gain of $29,742.


8.  STOCK OPTION PLAN AND WARRANTS

The Company adopted a 1996 stock option plan (the "Option Plan"). As of May 31, 2001, a total of 775,887 shares of the Company's common stock have been reserved for issuance under the Option Plan. The Board of Directors administers the Option Plan, or a committee appointed by the Board of Directors, which determine the recipients and term of the awards granted (Item 10. "Stock Options").

In addition to the above mentioned stock options, in July 1998, in conjunction with the Company's initial public offering certain debt holders were granted options/warrants in exchange for note repayments.

    The Company has granted the following options/warrants to purchase common stock as of May 31, 2001.

                                                Number of        Weighted Average
                                             Options/Warrants       Price $/Sh
                                             ----------------      ------------

Options Outstanding - June 1, 1999              1,322,330             $    6.49
Employee Stock Options
----------------------
Granted                                            64,000             $   10.73
Expired                                            54,971                  8.95
Exercised                                          61,592                  7.85

Shareholder Warrants
--------------------                              746,562                 11.94
Granted                                                 -                     -
Expired                                                 -                     -
Exercised
                                           ------------------------------------
Options/Warrants outstanding -                  2,016,329             $    8.53
May  31, 2000                              ------------------------------------

Employee Stock Options
----------------------
Granted                                           58,000         $ 2.41
Expired                                           68,868           8.13
Exercised                                              -              -

Shareholder Warrants
--------------------
Granted                                          534,231           1.57
Expired                                          105,000          12.52
Exercised                                              -              -
                                         ------------------------------
Options/Warrants outstanding - May
31, 2001                                       2,434,692         $ 6.70
                                         ------------------------------

Stock Based Compensation

All stock options issued to employees have an exercise price not less than the fair market value of the company's Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123, the Company's net loss and loss per share for the years ended May 31, 2001 and 2000, would have been decreased to the pro forma amounts present below:


                                                                                        2001          2000
                                                                                    ------------   ------------
     Net Loss
     --------
              As Reported......................................................     $(4,255,570)   $(6,639,901)
              Pro Forma........................................................     $(4,613,140)   $(7,450,875)

     Basic and Diluted Loss Per Common Share
     ---------------------------------------
              As Reported......................................................           (1.55)         (2.05)
              Pro Forma........................................................           (1.30)         (2.13)

For the fiscal year ended May 31, 2001, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1997-2001, expected life of the option is 5 years, expected volatility of 53%, risk free interest rate of 6.00% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $4.94 per option.

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

                                            Outstanding                                       Exercisable
                                          Weighted Average                                  Weighted Average
                                ------------------------------------                   --------------------------
                                                   Life    Exercise                                     Exercise
Exercise Price Per share            Shares       (Years)     Price                         Shares         Price
--------------------------------------------------------------------                   --------------------------
           $     0.50                  352,231      4.75     $   0.50                         352,231     $   0.50
           $     2.00                  132,000      4.50     $   2.00                          82,000     $   2.00
           $     3.50                  290,000      2.00     $   3.50                         290,000     $   3.50
           $     5.00                  108,000      4.50     $   5.00                         100,000     $   5.00
           $     6.00                   23,502      2.50     $   6.00                          20,332     $   6.00
           $     6.30                   50,000      2.50     $   6.30                          50,000     $   6.30

           $     7.00                  476,830      2.50     $   7.00                         476,830     $   7.00

           $     8.00                  350,000      2.50     $   8.00                         350,000     $   8.00

           $    10.375                 200,500      3.75     $ 10.375                         200,500     $ 10.375
           $    10.75                       67      2.75     $  10.75                              33     $  10.75
           $    11.3125                100,000      3.75     $  11.31                         100,000     $  11.31

           $    12.00                   59,062      3.50     $  12.00                          59,062     $  12.00

           $    12.25                    5,000      3.75     $  12.25                           5,000     $  12.25

           $    12.9375                 25,000      3.75     $  12.94                          25,000     $  12.94

           $    13.00                  262,500      3.75     $  13.00                         262,500     $  13.00
                                 ---------------------------------------------------------------------------------
Total options outstanding            2,434,692               $   6.70                       2,373,488     $   6.80
                                 ---------------------------------------------------------------------------------

9.   COMMITMENTS AND CONTINGENCIES

On September 12, 1997, the Company entered into a commercial single tenant lease agreement with a related party. The landlord is an affiliate of Bruce Korman and Rich Miller, both are officers and/or directors of the Company. The new lease became effective on September 13, 1997 and will expire on September 13, 2002. The annual rent is $67,416. Rent expense is recognized using the effective rent method over the life of the lease. The lease contains rent escalations and certain rent abatements. There is a provision for a 60-month renewal option. The lease requires the payment of costs such as insurance and other operating costs in addition to minimum rentals. As of August 31, 2001 we are $28,397 in arrears in rent.

The Company is committed under non-cancelable facility lease agreements, which expires on September 2002 in the amount of $67,416. Rent expense was $76,127 and $67,416 for the fiscal years ended May 31, 2001 and 2000, respectively.

Effective December 11, 2000, the Company's Chief Financial Officer and Secretary, Howard Brand, resigned and was replaced by Edmund King. The Company has negotiated an employment agreement with Mr. King and under the terms of his employment, Mr. King will serve as Chief Financial Officer and Secretary of the Company and its subsidiaries. Mr. King will receive a base salary of $120,000 per annum, and will be entitled to participate in employment benefit plans available to other senior executives, and will receive a car allowance and reimbursement of expenses. Mr. King was granted five-year stock options to purchase 50,000 shares of Common Stock with an exercise price of $2.19 per shares, the closing price of the Company's stock on December 7, 2000. The options vest in one-third increments commencing December 2001. The grant of options is subject to stockholder approval of certain amendments to the Company's employee stockholder plan, which the Company expects to submit to stockholders in the fiscal year 2002.

10.   SUBSEQUENT EVENT

In June 2001, the Company completed a financing of $250,000, comprised of 25 shares of Series D 8% Convertible Preferred Stock and 25,000 Series E Warrants. The Series D Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series E Warrants have an exercise price of $0.50 per share.

Subsequent to the end of the fiscal year, in June 2001 the Company, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, sold an aggregate of $100,000 of its securities to 2 foreign investors. Each investor purchased a $50,000 unit, each unit comprised of (i) 41,667 shares of Common Stock and (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of the Company's Austrian subsidiary.

In July 2001, the Company completed an offering of $500,000, comprised of 5 shares of Series E 8% Convertible Preferred Stock and 100,000 Series F Warrants. The Series E Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series F Warrants have an exercise price of $0.50 per share. Each unit consists of 1 share of Series E 8% Convertible Preferred Stock and 20,000 Series F Warrants and is being offered at $100,000. The Company sold 1.8 units for gross proceeds of $180,000.

In August 2001, the Company first became aware that an entity to whom it had sold 23 CoinBank machines in October 1999 had filed suit against the Company in Louisiana court and obtained a default judgment against the Company. The Louisiana judgment was issued on August 15, 2000 and rewarded the purchaser $230,000 in damages and ordered that the machines be returned to the company. In March 2001, the purchaser obtained a sister-state judgment against the Company in California based on the judgment of the Louisiana court and a writ of execution was issued.

The Company contends that the Louisiana court had no jurisdiction over it and that it was never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister-state judgment. The Company has initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. The Company believes that it will be successful in these actions to set aside the judgments. The Company further believes that it has meritorious defenses to each of the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.

On September 4, 2001, the Company completed a financing of $500,000, with one of its shareholders, comprised of 5 shares of Series F 8% Convertible Preferred Stock and Series G Warrants. The Series F Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series G Warrants have an exercise price of $0.50 per share. The Company issued 5 shares of Series F Preferred Stock and 100,000 shares of Series G warrants. A total of $57,000 in commissions were paid in relation to this offering as well as an issuance of 50,000 shares of common stock.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
               FINANCIAL DISCLOSURE
               --------------------

     Effective September 7, 2001, the Board of Directors of Cash Technologies, Inc. (the "Company") determined that it would be in the best interests of the Company to terminate the services of its independent accountant BDO Seidman LLP, which acted as its independent accountant with respect to the Company's financial statements for the fiscal years ended May 31, 1999 and 2000.

     The Board also determined to retain the firm of Vasquez & Company as its independent auditors to audit its financial statements for the fiscal year ended May 31, 2001.

     The termination of BDO Seidman was recommended and approved by the Board of Directors of the Company and is not the result of any disagreement with BDO Seidman on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure.

     During the last two fiscal years the reports issued by BDO Seidman contained an explanatory paragraph as to the Company's ability to continue as a going concern but did not contain any disclaimer of opinion, or was qualified or modified as to audit scope or accounting principles. In addition, during the last two fiscal years and subsequent periods there were no disagreements with BDO Seidman regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure.

     Prior to the change of accounting firms, neither the Board of Directors nor management consulted Vasquez & Company regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
---------------------------------------------------------------------
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
            -------------------------------------------------

Name                               Age               Position
----                               ---               --------
Bruce R. Korman                    41                President, Chief Executive Officer and
                                                     Chairman of the Board

Edmund King                        37                Chief Financial Officer/Secretary

Richard  Miller                    48                Director/Assistant Secretary

Robert B. Fagenson                 51                Director

Vincent A. Carrino                 44                Director

Kevin Walls                        40                Director

     Bruce Korman has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception, and has served in the same capacities at National Cash Processors, Inc. ("NCP") and CoinBank Automated Systems, Inc. ("CAS"), the Company's wholly owned subsidiaries, since their respective inceptions. Since 1984, Mr. Korman has been a principal and general partner in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

     Edmund King has served as the Chief Financial Officer and Secretary of the Company and its subsidiaries since December 11, 2000. Mr. King served as financial and operations consultant for numerous manufacturing, entertainment and e-commerce companies from 1998-2000. He also served as Vice-President and Chief Financial Officer of UStel, Inc. between 1997-1998, controller for ITT Fluid Technology Corporation between 1989-1992, as well as a financial analyst for Trouver Capital Resources from 1994-1997.

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

     Robin Richards was appointed to the Company's Board of Directors in March of 1999. Mr. Richards serves as the President and Chief Operating Officer of MP3.Com, an Internet music company, positions he has held since January 1999. Prior to joining MP3.Com, Mr. Richards was a President and Chief Executive Officer at Lexi International, a direct marketing company from October 1985. Mr. Richards also serves on the Board of Directors of Tickets.Com, Inc. and is the President of The Chase Foundation. Mr. Richards resigned from the Board of Directors effective June 22, 2001.

     Vincent A. Carrino has been a director of the Company since August 4, 1998. Mr. Carrino founded Brookhaven Capital Management, Inc., an investment management company headquartered in Menlo Park, California in 1986 and has been its President since such time. Mr. Carino serves as a director of Rent Way, Inc., a company listed on the NYSE.

     Kevin Walls has been a director of the Company since July 2001. Mr. Walls worked for 5 years as Director of Sales with Guinness Peat Aviation in Ireland, at that time the world's largest aircraft finance and leasing company. From 1994 to 1997 Mr. Kevin Walls also worked as Vice President - Corporate Planning for a major airline in Jakarta, Indonesia and headed up the corporate and strategic planning department. Furthermore, Mr. Kevin Walls acts as a special advisor to many companies in the Middle East and is an expert on the aerospace industry.

     Pursuant to the terms of the Underwriting Agreement between the Company and Starr Securities, Inc, and Gunn Allen Financial Corp., the underwriters in its initial public offering, the underwriters may appoint a designee as either a member of the Board of Directors or as an advisor to attend all Board Meetings, until July 2001. Mr. Fagenson serves as the nominee of the underwriters. In addition, GunnAllen Financial has acted as private placement agent for the placements in the last two (2) years has the right to nominate one person, which it has waived to date.

Compensation of Directors, Committees of the Board and Board Meetings.

     During the fiscal year ended May 31, 2001, the Company did not pay any consideration to Mr. Korman or Mr. Miller for their services as members of the Board. Mr. Korman and Mr. Miller were the only members of the Board of Directors until August 4, 1998 when Messrs. Fagenson, Carrino and Harshfield were appointed. Mr. Richard was appointed to the Board of Directors on March 16, 1999. Prior to August 4, 1998 the Board of Directors had no committees.

     Directors do not receive cash compensation for serving on the Board of Directors. The Corporation reimburses Directors who are not employees of the Corporation the costs of attending meetings. Directors employed by the Corporation are not entitled to any additional compensation as such. All non-employee directors are eligible to participate in the Non-Executive Director Stock Option Plan, which was approved by the Board of Directors in August 1998 and by the Shareholders in June 1999. Under the Non-Executive Director Plan each non-employee director received 30,000 options upon joining the Board of Directors. The options vest as follows: 10,000 options vest upon the date of joining the Board; 10,000 options vest on the first anniversary date; and 10,000 options vest on the director's second anniversary date. As of May 31, 2001, there were 120,000 options issued under the plan to directors. There are no annual grants of options to directors under the Non-Executive Director Plan. See "Non-Executive Director Stock Option Plan".

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

     In addition, the Board of Directors has established a Compensation Committee in which all of the members of the Compensation Committee are independent directors of the Company. The Compensation Committee is comprised of Robert Fagenson & Richard Miller. The Compensation Committee will administer the Company's Employee Stock Option Plan and negotiate and approve employment agreements between the Company and executive officers of the Company.

     During the fiscal year ended May 31, 2001, 2 meetings of the Board of Directors were held.

Certain Key Employees

   Willi Muhr, 39, has been Vice President of the Company since August 1996, establishing and managing the Company's European Operations. From June 1993 to March 1996, Mr. Muhr served as Chief Executive Officer of Adcon Telemetry, an international wireless data communications company. From August 1986 to February 1993, Mr. Muhr was a principal in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

   Darryl J. Bergman, 34, has been Vice-President of Technical Development for the Company since January 1997. From January 1991 to December 1996, Mr. Bergman served first as Software Developer and later as Software Project Leader at Harte-Hanks, a leading media and marketing firm, where he had senior responsibility for database applications software development for major accounts including Sony Corporation, Prudential Insurance, Cigna Health Care and others.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

Summary of Cash and Certain Other Compensation

     The following table sets forth certain compensation paid by the Company during the fiscal years ended May 31, 2001 May 31, 2000 and May 31, 1999 to its President and Chief Executive Officer (the "Named Executives").

                          Summary Compensation Table

Name and                                                                                         All Other
Principal Position                  Annual Compensation         Long Term Compensation         Compensation
------------------                  -------------------         ----------------------         ------------

                               Year       Salary       Bonus     Securities     Options (#)
                               ----       ------       -----     ----------     -----------
                                                                Underlying
                                                                ----------
Bruce Korman                    2001    $ 180,000 (1)                                            $    0.00
 President and                  2000    $ 150,000                                                $    0.00
  Chief Executive Officer       1999    $ 120,000                 119,265                        $    0.00

Edmund King                     2001    $  60,000                                 50,000         $   6,000 (2)
  Chief Financial Officer

(1)  As of May 31, 2001 the Company owed Mr. Korman $49,487 in back wages.
(2)  Amount represents Company paid allowance for Automobile Allowance.

     The following table discloses information concerning stock options granted in the year ended May 31, 2001 to the Named Executive.

Option Grants in Fiscal Year Ended May 31, 2001


                     Individual Grants in Last Fiscal Year
                     -------------------------------------

                                                              Percent of Total
                                                              ----------------
                                  Number of Securities        Options/Warrants     Exercise
                                  --------------------        ----------------     --------
                                       Underlying             to Employees in        Price          Expiration
                                       ----------             ---------------        -----          ----------
Name                                Options/Warrants          Fiscal Year (%)       ($/Sh)             Date
----                                ----------------          ---------------       ------             ----
Bruce Korman                                0

Edmund King                            50,000                       39%              2.19            12-7-05

Aggregated Option Exercises And Fiscal Year-End Option Values

     The following table sets forth information concerning the number of options owned by the Named officers and the value of any in-the-money unexercised stock options as of May 31, 2001. No options were exercised by any of the named officers during the fiscal year ended May 31, 2001:

                                       Number of Securities                 Value of  Unexercised
                                      Underlying Unexercised               In-the-Money Options at
                                     Options at May 31, 2001                   May 31, 2001(1)

       Name                        Exercisable      Un-exercisable      $Exercisable    $Un-exercisable
Bruce Korman                          80,915                                  0
                                      72,444                                  0
                                      46,821                                  0

Edmund King                                0             50,000                                 0

(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the Common Stock. An Option is "in-the-money" if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

Employment Agreements

     We entered into a three-year employment agreement with Mr. Korman, which expired in July 2001. There is currently no employment agreement in place between Mr. Korman and us. The loss of the services of Mr. Korman could have a material adverse effect on our business and prospects. Mr. Korman also participates in other business endeavors, which require a portion of his business time. Although Mr. Korman has advised us that his participation in outside business matters should not interfere with his performance of his duties as our President and Chief Executive Officer, there can be no assurance that a conflict of interest will not arise with respect to the allocation of Mr. Korman's time or that such conflict would be resolved in our favor.

     Effective December 11, 2000, the Company's Chief Financial Officer and Secretary, Howard Brand, resigned and was replaced by Edmund King. The Company has negotiated an employment agreement with Mr. King and under the terms of his employment, Mr. King will serve as Chief Financial Officer and Secretary of the Company and its subsidiaries. Mr. King will receive a base salary of $120,000 per annum, and will be entitled to participate in employment benefit plans available to other senior executives, and will receive a car allowance and reimbursement of expenses. Mr. King was granted five-year stock options to purchase 50,000 shares of Common Stock with an exercise price of $2.19 per shares, the closing price of the Company's stock on December 7, 2000. The options vest in one-third increments commencing December 2001. The grant of options is subject to stockholder approval of certain amendments to the Company's employee stockholder plan, which the Company expects to submit to stockholders in the first quarter of 2001.

Employee Stock Option Plans

     In 1996, Company adopted the 1996 Employee Stock Option Plan (the "Employee Plan"). The purpose of the Employee Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers and consultants of the Company and to promote the success of the Company's business. A reserve of

775,887 shares of the Company's Common Stock had been established for issuance under the Employee Plan. The Board of Directors currently administers the Employee Plan. Subject to the Employee Plan, the Board has complete discretion to determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the exercise price of the option, the status of any granted option as either an incentive stock option or a non-qualified option, the vesting schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

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

     At the Annual Meeting of Shareholders held on June 21, 1999, the Company's shareholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of shares eligible for issuance by 200,000 shares from 557,887 to 775,887 shares. As of May 31, 2001, there were 605,599 options granted under the 1996 Employee Stock Option Plan.

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

     As of May 31, 2001, options to purchase a total of 120,000 shares of the Company's Common Stock have been issued under the Director Plan. Options may be granted under the Director Plan until the year 2008 to (I) non-executive directors as defined and (II) members of any advisory board established by the Company who are not full time employees of the Company or any of its subsidiaries.

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

Audit Fees: Financial Information Systems Design and Implementation: All Other Fees


During the fiscal year ended May 31, 2001, the Company paid to BDO Seidman LLP fees for the following work undertaken by BDO for the Company:

     Review of Form 10QSB                         $    24,006
                                                   ----------
     System Design and Implementation             $       0
                                                   ----------
     All other Fees                               $   197,494
                                                   ----------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

PRINCIPAL STOCKHOLDERS

     The following table sets forth certain information as of September 20, 2001, with respect to each Executive Officer and Director, all Directors and Officers as a group and the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Common Stock, the sole class of voting securities.

            Name and Address of                    Amount and Nature            Percentage of Shares
         Beneficial Owners (1) (2)                of Beneficial Owner            Beneficially Owned
     Bruce Korman (3)                                         716,477                  20.19%

     Richard Miller (4)                                       716,657                  20.20%

     Robert B. Fagenson (5)                                   30,000                       *

     Vincent A. Carrino (5)(6)                                211,239                   5.95%

     Edward G. Harshfield (5)                                  30,000                      *

     Robin Richards (5)                                        30,000                      *

     Howard N. Brand (7)                                      100,000                   2.82%

     Christine Dobbings (8)                                    50,000                   1.41%

     Darryl Bergman (9)                                        75,000                   2.11%

     Willi Muhr (10)                                           50,000                   1.41%

     All directors and executive officers as a group
      (10 persons) (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)          2,009,373                  56.58%

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

(6) Does not include any shares of Common Stock or other securities owned by Starr Securities, Inc. of which Mr. Fagenson is an officer and director or the Fagenson & Co., Inc. Employee Pension Plan and Trust of which Mr. Fagenson is an employee.

(7) Includes 30,000 options under the Non-Executive Direct Plan (See footnote 48,125 warrants exercisable at $8.00 per share and 70,000 warrants at $10.375 per share, 63,114 shares of common stock).

(8) Includes five-year warrants to purchase an aggregate of 100,000 shares exercisable at $5.00 per share. The options vest July 28, 2000.

(9) Includes five-year options to purchase an aggregate of 50,000 shares exercisable at prices between $3.50 and $7.00 per share. The options vest in increments of 1/3 commencing July 1998.

(10) Includes five-year options to purchase an aggregate of 75,000 shares (22,000 options exercisable at $3.50 per share, 28,000 options exercisable at $7.00, 15,000 options exercisable at $6.00, 5,000 options exercisable at $10.375 and 5,000 options exercisable at $12.25).

(11) Includes five-year options to purchase an aggregate of 50,000 shares exercisable at prices between $3.50 and $7.00 per share. The options vest in increments of 1/3 commencing July 1998.

Certain Reports

     Other than the individuals disclosed below, during the fiscal year ended May 31, 2001, no Director, officer of beneficial owner of more than ten percent of the Corporation's Common Stock (which is the only class of securities of the Corporation registered under Section 12 of the Securities Exchange Act of 1934 (the "Act"), (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. Vincent Carrino and Robin Richards, directors of the Company, failed to file Form 4 reports for the months of August 1999 and March 1999, respectively. The Corporation was not subject to the reporting requirements under the Act prior to its initial public offering in July 1998.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------


Certain Transactions

     The Company leases approximately 13,000 square feet of space at 1434 West 11th Street, Los Angeles, CA, which it uses for its executive offices and coin processing facility from Prime Financial Partners, Ltd., an affiliate of Messrs. Korman and Miller. The lease agreement expires in September 2002 and provides for a base monthly rent of $5,600. As of August 31, 2001 we are $28,397 in arrears in rent.

     In connection with its initial public offering, certain lenders into approximately 292,745 shares of Common Stock, of which Messrs. Korman and Miller beneficially own approximately 161,830, converted approximately $1,324,700 of outstanding Company indebtedness. In connection with this transaction, the Company issued Messrs. Korman and Miller options to purchase approximately 161,800 shares of Common Stock at an exercise price of $7.00 per share.

     In March 2001, the Company obtained a loan of $70,000 and another $10,000 in May 2001, from First Bancorp, L.P. Mr. Bruce Korman, our Chief Executive Officer, is the president and general partner of First Bancorp. This loan was a short-term interest free loan payable in increments over 180 days. As of September 15, 2001 the loan had been repaid in full.

     On April 4, 2001, the Company obtained loan of $75,000 from Transtech GBM, Inc. Robert Fagenson who is on the Company's Board of Directors is the Chief Executive Officer of Transtech GBM, Inc. The loan is a 120 days interest free loan and the Company has issued warrants to purchase 10,000 shares of the Company's common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 has been recorded in conjunction with the warrants. The company is currently in negotiations with Transtech GBM to extend the loan.

Delaware Anti-takeover Law

     The Company is subject to certain anti-takeover provisions under Section 203 of the Delaware General Corporation Law. In general, under Section 203, a Delaware corporation may not engage in any business combination with any ''interested stockholder'' (a person that owns, directly or indirectly, 15% or more of the outstanding voting stock of a corporation or is an affiliate of a corporation and was the owner of 15% or more of the outstanding voting stock) for a period of three years following the date such stockholder became an interested stockholder, unless (i) prior to such date the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or (II) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, or (III) on or subsequent to such date, the business combination is approved by the board of directors and unauthorized at an annual or special meeting of stockholders by at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder. The restrictions imposed by
Section 203 will not apply to a corporation if the corporation's initial certificate of incorporation contains a provision expressly electing not to be governed by this section or the corporation by action of its stockholders holding a majority of the outstanding stock adopts an amendment to its certificate of incorporation or by-laws expressly electing not to be governed by
Section 203.

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

ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

          The following Exhibits designated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 17 C.F.R. 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits. All other exhibits are filed herewith.

*3.1 Restated Certificate of Incorporation of the Company [Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*3.2 Bylaws of the Company [Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-6436) ]
*3.3 Certificate of Designation of Series A 8% Cumulative Convertible Preferred Stock [filed as Exhibit 3.1 (a) to the Company's Form 10 QSB for the quarter ended August 31, 1999.
*3.4 Form of Certificate of Designation of Series B Cumulative Preferred Stock (filed as Exhibit 4.3 to Form 10QSB for the quarter ended August 31,
       2000)
*3.5 Form of Certificate of Designation of Series C Cumulative Preferred Stock (filed as Exhibit 4.1 to Form 10QSB for the quarter ended August 31,
       2000)
 3.6   Form of Certificate of Designation of Series D Cumulative Preferred Stock
 3.7   Form of Certificate of Designation of Series E Cumulative Preferred Stock
 3.8   Form of Certificate of Designation of Series F Cumulative Preferred Stock
*4.1 Form of the Company's Common Stock Certificate [Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*4.2 Form of the Underwriter's Warrant Agreement, including Form of Warrant Certificate dated as of July 9, 1998 between the Company, Starr Securities, Inc. and GunnAllen Financial Inc. (the "Underwriters")[Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.1 Lease for the Company's Facilities at 1422 -34 West 11th Street, Los Angeles Ca [Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.2 Agreement dated November 22, 1996 between National Cash Processors Inc. and First Bancorp LP [Exhibit 10.2 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.3 Manufacturing and License Agreement dated January 17, 1997 between the Company and Geld Bearbeitungs Systeme GES.M.B.H.[Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.4 Form of Employment Agreement between the Company and Bruce Korman [Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.5 Employee Stock Option Plan [Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.6 Form of Consulting Agreement between the Company and the Underwriters dated as of July 9, 1998 [Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.7 Stock Purchase Agreement and Plan of Reorganization of the Company [Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.8 Contract between the Company and Los Angeles County Metropolitan Transportation Authority [Exhibit 10.8 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.9 Promissory Note issued to G.E. Capital Corp, Security Agreement and related Guarantees [Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (File No. 333-6436)]
*10.10 Form of Bridge Notes and Bridge Warrant [Exhibit 10.10 to the Company's
       Registration Statement on Form SB-2 (File No. 333-6436)]
*10.11 Non-Executive Director Stock Option Plan [filed as Exhibit A to the
       Company's Proxy Statement for its Annual Meeting held on June 21, 1999]. *10.12 Form of Series B Redeemable Warrant (filed as Exhibit 4.3 to Form 10QSB for the quarter ended February 29, 2000).
*10.13 Form of Secured Convertible Note dated as of January 3, 2000 (file as
       Exhibit 10.1 to Form 10QSB for the quarter ended February 29, 2000). *10.14 Form of Series C Redeemable Warrant (filed as Exhibit 4.1 to Form 10QSB for the quarter ended August 31, 2000)
 10.15 Form of Series D Redeemable Warrant
 10.16 Form of Series E Redeemable Warrant
 10.17 Form of Series F Redeemable Warrant
 10.18 Form of Series G Redeemable Warrant
 21.   Subsidiaries of the Company
 23.   Consent of Vasquez & Company LLP, independent auditors
 23.1  Consent of BDO Seidman LLP, independent auditors

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 27th day of September, 2001.

                                      CASH TECHNOLOGIES, INC.


                                                   /s/   Bruce Korman
                                      By:
                                                       Bruce Korman
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

              Signature                           Title                                Date
       ---------------------            -----------------------                    ------------

       /s/  Bruce Korman               President, Chief Executive               September 27, 2001
                                       Officer
            Bruce Korman               And Director (Principal
                                       Executive Officer)

       /s/  Edmund King                Chief Financial Officer and              September 27, 2001
                                       Secretary  (Principal
            Edmund King                Financial Officer)

       /S/  Richard Miller             Director/Assistant Secretary             September 27, 2001

            Richard Miller

       /s/  Robert Fagenson            Director                                 September 27, 2001

            Robert Fagenson

       /s/  Vincent A. Carrino         Director                                 September 27, 2001

            Vincent A. Carrino

       /s/  Kevin Walls                Director                                 September 27, 2001

            Kevin Walls