Form 10QSB
period 2001-08-31
CASH TECHNOLOGIES INC
filed 2001-10-23
CIK 1022964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------
                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED AUGUST 31, 2001

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

On September 30, 2000, there were 4,468,034 shares of common stock, $ .01 par value, issued and outstanding.

                             CASH TECHNOLOGIES, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                                                       PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

              Consolidated Balance Sheets as of August 31, 2001 (unaudited) and
              May 31, 2001 .........................................................................    3

              Consolidated Statements of Operations for the three-month period ended
              August 31, 2001 and 2000 (unaudited) .................................................    4

              Consolidated Statements of Cash Flows for the three-month period ended
              August 31, 2001 and 2000 (unaudited) .................................................    5

              Notes to Consolidated Financial Statements for the three-month period ended
              August 31, 2001 and 2000 (unaudited) .................................................    6


Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations ................................................................   10


PART II. OTHER INFORMATION

Item 1.    Legal Proceedings .......................................................................   17

Item 2.    Changes in Securities ...................................................................   18

Item 3.    Default Upon Senior Securities ..........................................................   18

Item 4.    Submission of Matters to a Vote of Security Holders .....................................   19

Item 5.    Other Information .......................................................................   19

Item 6.    Exhibits and Reports on Form 8-K ........................................................   19

SIGNATURES .........................................................................................   20

PART I

ITEM 1. FINANCIAL STATEMENTS

                             CASH TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                AUGUST 31            MAY 31
                                                                  2001                2001
                                                            -----------------    ---------------
                                                               (Unaudited)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                    $       484,049      $           -
Accounts receivable                                                   24,099             23,714
Other receivable (net of allowance $21,000)                           69,666            100,666
Prepaid expenses and other current assets                             45,000             52,500
                                                            -----------------    ---------------

Total Current Assets                                                 622,814            176,880

COINBANK MACHINE SALES & COMMISSIONS                               1,187,494          1,196,783

E-COMMERCE MESSAGE MANAGEMENT ARCHITECTURE                         2,543,013          2,362,749

OTHER:

     PROPERTY AND EQUIPMENT (net)                                    110,740            141,797

     DEEMED INTEREST - GE CAPITAL                                    194,444            277,778

     OTHER ASSETS                                                      2,000              4,629
                                                            -----------------    ---------------

TOTAL ASSETS                                                       4,660,505          4,160,616
                                                            =================    ===============


LIABILITIES AND STOCKHOLDERS DEFICIENCY

CURRENT LIABILITIES:

Accounts payable                                                     917,548            969,129
Accrued expenses & other current liabilities                       1,040,114            943,871
Dividends payable                                                    449,891            318,309
Book overdraft                                                       199,020            200,860
Current maturities of notes payable                                3,529,922          3,352,922
Loans form shareholders                                              213,000            155,000
Convertible debt                                                   3,754,123          3,655,915
                                                            -----------------    ---------------

Total Current Liabilities                                         10,103,618          9,596,006
                                                            -----------------    ---------------

Total Long-Term Liabilities                                                -                  -
                                                            -----------------    ---------------

Total Liabilities                                                 10,103,618          9,596,006

STOCKHOLDER'S DEFICIENCIES
Common stock                                                          36,359             35,488
Redeemable preferred stock                                         3,791,438          3,009,063
Additional paid In capital                                        16,043,813         15,463,960
Accumulated deficit                                              (25,314,723)       (23,943,901)
                                                            -----------------    ---------------

Total stockholders' deficiencies                                  (5,443,113)        (5,435,390)
                                                            -----------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCIES             $     4,660,505      $   4,160,616
                                                            =================    ===============

            See notes to condensed consolidated financial statements

                             CASH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              FOR THREE MONTHS ENDED AUGUST 31
                                                                                2001                    2000
                                                                        --------------------    --------------------
                                                                             (Unaudited)             (Unaudited)

GROSS REVENUES (Note 1)                                                   $         974,320       $       9,180,322
                                                                        ====================    ====================

REVENUES

NET REVENUES                                                              $          28,852       $         229,807
COST OF REVENUES                                                          $          39,074       $         161,714
                                                                        --------------------    --------------------

GROSS PROFIT (LOSS)                                                       $         (10,222)      $          68,093

SELLING, GENERAL, & ADMIN EXP.                                                      492,613                 878,899
DEPRECIATION EXPENSE                                                                 26,551                  20,164
                                                                        --------------------    --------------------

OPERATING LOSS                                                                     (529,386)               (830,970)
INTEREST EXPENSE                                                                    264,755                 214,274
                                                                        --------------------    --------------------

LOSS BEFORE INCOME TAXES                                                           (794,141)             (1,045,244)
INCOME TAXES                                                                              -                   2,400
                                                                        --------------------    --------------------

NET LOSS                                                                           (794,141)             (1,047,644)
                                                                        --------------------    --------------------

Dividends & deemed dividends to preferred Shareholders                              576,682                  22,444
                                                                        --------------------    --------------------

Net Loss Allocable to common
shareholders                                                                     (1,370,823)             (1,070,088)
                                                                        ====================    ====================

Basic and diluted net loss per share                                      $           (0.38)      $           (0.30)
                                                                        ====================    ====================

Basic and diluted weighted average
shares of common stock outstanding                                                3,566,120               3,522,200
                                                                        ====================    ====================

            See notes to condensed consolidated financial statements

                             CASH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 FOR THREE MONTHS ENDED AUGUST 31
                                                                               2001                            2000
                                                                       -------------------             -------------------
                                                                           (Unaudited)                     (Unaudited)
OPERATING ACTIVITIES:
Net Loss                                                                $        (794,141)              $      (1,047,644)
Adjustments to reconcile net loss to net cash provided  (used) by operating activities:

Amortization of discount on convertible debt                                       17,583                          52,750
Non-cash deemed interest expense                                                   83,334                               -
Non-cash compensation                                                                   -                          91,384
Depreciation expense                                                               31,592                          24,102
Impairment on Coinbank machines                                                         -                           4,329
Loss on disposal of equipment                                                           -                             368

Changes in operating assets and liabilities:

              Coinbank machinery held for sale                                      9,289                          48,813
              Account receivable                                                   30,615                         154,783
              Inventories                                                               -                         176,163
              Prepaid expenses and other current assets                             7,500                             800
              Other assets                                                          2,629                         (39,834)
              Accounts payable                                                    (51,581)                        497,314
              Accrued interest                                                    157,625                          84,375
              Accrued expenses and other current liabilities                       96,243                         122,573
                                                                       -------------------             -------------------

Net cash provided (used) by operating activities                                 (409,312)                        170,276
                                                                       -------------------             -------------------

INVESTING ACTIVITIES:
              Purchase of equipment                                                  (535)                              -
              Capitalized Software                                               (180,264)                       (319,259)
              Proceeds from sale of equipment                                           -                          40,000
                                                                       -------------------             -------------------

Net cash used by investing activities                                            (180,799)                       (279,259)
                                                                       -------------------             -------------------

FINANCING ACTIVITIES:
              Book overdraft                                                       (1,840)                              -
              Payments on capital lease obligation                                      -                            (487)
              Proceeds from short-term debt                                       158,000                         240,000
              Repayments on long-term debt                                              -                        (310,948)
              Net proceeds from issuance of common stock                          100,000                               -
              Net proceeds from issuance of preferred stock                       818,000                               -
                                                                       -------------------             -------------------

Net cash provided (used) by financing activities                                1,074,160                         (71,435)
                                                                       -------------------             -------------------

CHANGE IN CASH AND CASH EQUIVALENTS                                               484,049                        (180,418)
              Cash, Beginning of period                                                 -                         355,364
                                                                       -------------------             -------------------

              Cash, End of period                                       $         484,049               $         174,946
                                                                       ===================             ===================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
              Income taxes                                              $               -               $           2,400
              Cash paid for interest                                    $               -               $          29,450
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION
              Conversion of preferred stock to common stock             $          35,587               $               -
              Deemed dividend on preferred stock                        $         433,060               $               -
              Deemed dividend on common stock                           $          12,038               $               -
              Issuance of common stock                                  $          99,167               $               -
              Dividends on preferred stock                              $         131,582               $          22,444

            See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: GENERAL

GOING CONCERN:

     The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company raised additional capital since its public offering, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operation in order to remain a viable entity. In addition, the Company must raise significant capital to fund current operations and to repay existing debt. The Company's auditors have included an explanatory paragraph in their report for the year ended May 31, 2001, indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty. Although the Company has yet to recognize a profit, the Company feels that it will find the appropriate funding to continue as a going concern.

PRESENTATION OF INTERIM INFORMATION:

     In the opinion of the management of Cash Technologies, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2001 and the results of operation and cash flows for the three months ended August 31, 2001 and 2000. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2001, filed with the SEC. The results of operations for the three-month period ended August 31, 2001, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

     Gross revenues - include the value of currency processed and does not represent revenue under generally accepted accounting principles.

NOTE 2. COMMITMENTS AND CONTINGENCIES

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

     In December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleged was breached by the Company. The court has entered a judgment against CAS in favor of Vindex in the sum of $97,864. The Company's financial statements are reflected on a condensed consolidated basis and although this liability has been recorded, Cash Technologies, Inc. as a separate corporate entity has no direct liability for this judgment.

     In March 2001 the Company entered into certain agreements with Hachador Holdings Limited, an entity with offices located at 6005 Delmar Blvd, St. Louis, Missouri pursuant to which Hachador agreed to make a loan to the Company in the principal amount of $225,000. The loan was to be secured by 700,000 shares of Common Stock of the Company. After delivery of the shares to Hachador, by the Company, Hachador refused to make the loan proceeds available to the Company. The 700,000 shares were issued with a restrictive legand and cannot be publically sold without the Company's consent. The Company does not believe the shares were validly obtained by Hachador. The Company intends to commence suit to obtain the shares from Hachador Limited, and for damages.

     The Company is involved in a litigation titled Kane Corte, et al v. Cash Technologies, Inc. et al., Case # 128256, 32/nd/ Judicial District Parish of Terrebonne, State of Louisiana. In August 2001, the Company first became aware that an entity to whom it had sold 23 CoinBank machines in October 1999 had filed suit against the Company in Louisiana court and obtained a default judgment against the Company. The Louisiana judgment was issued on August 15, 2000 and rewarded the purchaser $230,000 in damages and ordered that the machines be returned to the Company. In March 2001, the purchaser obtained a sister-state judgment against the Company in California based on the judgment of the Louisiana court and a writ of execution was issued.

     Upon learning of this matter, the Company immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, the Company was granted a Temporary Restraining Order staying enforcement of the judgment. The Company contends that the Louisiana court had no jurisdiction over it and that it was never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister-state judgment. The Company also contends that Kane Corte's allegations are merit less and that his desire to return the machines are a result of his failed business practices. The Company has initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. The Company believes that it will be successful in these actions to set aside the judgments. The Company further believes that it has meritorious defenses to each of the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.

NOTE 3: STOCKHOLDERS EQUITY

     In June 2001, the Company completed a financing of $250,000, comprised of 25 shares of Series D 8% Convertible Preferred Stock and 25,000 Series E Warrants. The Series D Stock have an annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series E Warrants have an exercise price of $0.50 per share. There was a deemed dividend expense of $130,415 recognized in conjunction with the warrants issued in this offering. The Company received gross proceeds of $220,000, which has been used for operating activities.

     In July 2001 the Company, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, sold an aggregate of $100,000 of its securities to 2 foreign investors Each investor purchased a $50,000 unit, each unit comprised of (i) 41,667 shares of Common Stock and (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. There was a deemed dividend expense of $12,038 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of the Company's Austrian subsidiary.

     In July 2001, the Company completed an offering of up to 5 shares of Series E 8% Convertible Preferred Stock and 100,000 Series F Warrants. The Series E Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series F Warrants have an exercise price of $0.50 per share. Each unit consists of 1 share of Series E 8% Convertible Preferred Stock and 20,000 Series F Warrants and was sold at $100,000. The Company sold 1.8 units for gross proceeds of $180,000. There was a deemed dividend expense of $73,519 recognized in conjunction with the warrants issued in this offering.

     On August 31, 2001, the Company completed a financing of $500,000, with one of its shareholders, comprised of shares of Series F 8% Convertible Preferred Stock and Series G Warrants. The Series F Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series G Warrants have an exercise price of $0.50 per share. The Company issued 5 shares of Series F Preferred Stock and 100,000 shares of Series G warrants. A total of $57,000 in commissions was paid in relation to this offering as well as an issuance of 50,000 shares of common stock. Furthermore, there was a deemed dividend expense of $229,126 recognized in conjunction with the warrants issued in this offering.

NOTE 4: RELATED PARTY TRANSACTION

     In the fiscal quarter ended August 31, 2001, the Company obtained short-term loans of an aggregate principal amount of $58,000 from Bruce Korman and Pierce Liberman. Mr. Korman and Mr. Liberman are both shareholders of the Company; furthermore Mr. Korman also serves as Chief Executive Officer and Chairman of the Board of Directors. Both loans are short-term interest free loans. As of October 21, 2001 the Company has repaid $8,000. The Company leases its principal space from Prime Financial, an entity controlled by Mr. Korman. At August 31, 2001, the Company has $40,666 in arrears under its lease payments.

NOTE 5: LONG-TERM DEBT


     In 1997 the Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. As of May 31, 2001, there was approximately $3,275,070 of principal and accrued interest outstanding. Although as of August 31, 2001 the Company was in default, on September 12, 2001 the Company came to terms on an agreement and signed an extension on this note with GE Capital. The extension provides for a six (6) month deferral of interest and a twelve (12) month deferral of principal on this note. As consideration for this new extension, there will be a financing fee of $250,000 which will be added to the principal. The new principal balance is $3,624,069 as of September 12, 2001 which includes the financing fee and unpaid interest. The agreement is also contingent upon the successful restructuring of the Company's convertible debt (See Note 6).



NOTE 6: CONVERTIBLE DEBT


     The Company completed an offering on January 5, 2000 and raised $3,362,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs. The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering 67.5 Units were sold. Each Unit consisted of (i) a Secured Convertible Promissory
Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share (maturity date can be converted immediately) and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share (warrants are vested immediately and expire five years from the date of issuance). As of July 31, 2001 the notes are in default.

     The offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense of which $17,583 and $52,750 was amortized during the fiscal quarter ended August 31, 2001 and 2000, respectively.

     Although as of July 31, 2001 the notes are in default, the Company has sent out final documents for execution by debt holders to extend the notes for two
(2) years. Furthermore, the Company has received oral or written consent from noteholders of approximately $3,000,000 and is confident that the restructuring will be completed, there can be no assurance though.



NOTE 7:  SEGMENT REPORTING



NOTE 8:  SUBSEQUENT EVENTS


     NONE

     The Company operates through 3 business segments: Cash processing, Coinbank machines, and E-Commerce Message Management Architecture (EMMA).

     The Company has a firm fixed price contract with the Los Angeles County Metropolitan Transportation Authority to count currency. Currency is purchased in bulk at a discount from face value. The currency is processed and deposited at face value in the Company's account.

     The Company sells self-service coin counting machines to existing equipment distribution channels.

     The Company is developing an E-Commerce Message Management Architecture transaction processing system. The system has not yet been deployed. The Company capitalizes its software development cost.

     Information on the Company's business segments for the three months ended August 31,

                                          2001                  2000

Net Revenues and Sales:
  Cash processing                       14,902               143,592
  Coinbank machines                     13,950                86,215
  EMMA                                       -                     -
                                    -----------          ------------
                                        28,852               229,807
                                    ===========          ============

Interest expense
  Cash processing                            -                     -
  Coinbank machines                      2,336                 2,335
  EMMA                                       -                     -
  Unallocated                          262,419               211,939
                                    -----------          ------------
                                       264,755               214,274
                                    ===========          ============

Depreciation
  Cash processing                       12,956                 9,494
  Coinbank machines                     10,616                 9,091
  EMMA                                       -                     -
  Unallocated                            8,020                 5,517
                                    -----------          ------------
                                        31,592                24,102
                                    ===========          ============

Segment profit (loss)
  Cash processing                      (58,548)               22,441
  Coinbank machines                   (115,220)             (302,175)
  EMMA                                       -                     -
  Unallocated                         (620,373)             (767,910)
                                    -----------          ------------
                                      (794,141)           (1,047,644)
                                    ===========          ============

Net identifiable assets:
  Cash processing                       51,022               142,561
  Coinbank machines                  1,278,416             1,404,951
  EMMA                               2,543,012             1,480,473
  Unallocated                          790,055               133,932
                                    -----------          ------------
                                     4,662,505             3,161,917
                                    ===========          ============

Expenditure for segment assets:
  Cash processing                            -                     -
  Coinbank machines                          -                     -
  EMMA                                 180,264               319,259
  Unallocated                              535                     -
                                    -----------          ------------
                                       180,799               319,259
                                    ===========          ============

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

     During the fiscal year ended May 31, 2001, the Company's market analysis for self-service coin counting machines indicated that retailers were demanding higher profit margins from the operation of these devices than that was being offered through the "free-placement" business model. The Company concluded that its free-placement program should be supplanted by direct sales of these machines to retail store chains and removed substantially all of its free-placement machines from operation, including the termination of its agreement with Shaw's Supermarkets. See "Legal Proceedings". Though the

Company intends to complete certain potential direct sales of its coin machines, it intends to focus substantially all of its efforts and operations on the continued development and deployment of the EMMA technology.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2001, COMPARED TO THREE MONTHS ENDED AUGUST 31, 2000.

     Gross revenues include the value of the cash processed and CoinBank machine sales for the three months ended August 31, 2001, amounted to $974,320 compared to $9,180,322 for the quarter ended August 31, 2000. Gross revenues do not represent revenues under Generally Accepted Accounting Principles. Net revenues for the 2001 period decreased to $28,852 or 2.90% of gross revenues, compared to $229,807 or 2.50% of gross revenues for 2000 period. The decrease in net revenue was primarily attributable to the significant decrease in the amount cash processed due to cash restraints.

     Cost of revenues for the three months ended August 31, 2001, was $39,074 compared to $161,714 for the quarter ended August 31, 2000. The decrease in direct costs was primarily the result of a significant decrease in labor and other direct costs. Included in cost of revenues is depreciation expense of $5,041 and $8,635 for the three months ended August 31, 2001 and 2000, respectively.

     Gross loss for the three months ended August 31, 2001, was $(10,222) compared to a gross profit of $68,093 for the three months ended August 31, 2000. The decrease in gross profit/loss was impacted by the factors stated in revenues and cost of revenues.

     Selling, General and Administrative expenses for the three months ended August 31, 2001, decreased to $492,613 compared to $878,899 for the three months ended August 31, 2000. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease was primarily attributable to significant decrease in the amount of cash processed, which resulted in a reduction of labor and other administrative costs.

     Depreciation and amortization expenses for the three months ended August 31, 2001, and 2000, were $26,551 and $20,164, respectively. The increase was the result of additions to fixed assets.

     Interest expense for the three months ended August 31, 2001, and 2000, was $264,755 and $214,274, respectively. The increase was primarily due to the increase in the interest expense recognized in relation to the deferment of G.E. Capital notes payable.

     As a result of the foregoing, net losses for the three months ended August 31, 2001, and 2000, were $794,141 and $1,047,644, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to suffer recurring losses from operations as of August 31, 2001, and has not generated sufficient revenue producing activity to sustain its operations. The Company's auditors have included an explanatory paragraph in their report for the year ended May 31, 2001, indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirement and launch new products, but may not be able to do so. Should the Company not be able to do so, it may have to curtail operations.

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. As of August 31, 2001, the Company had unrestricted cash and cash equivalents of $484,049 compared to $174,946 as of August 31, 2000. Also on August 31, 2001, the Company had a working capital deficit of $9,480,804 compared to $1,452,501 on August 31, 2000. The increase in working capital deficit is primarily the result of reclassifying the $3,452,070 of GE Capital debt and the $3,362,000 of Secured Convertible Promissory Notes to short term debt, the latter of which will be reclassified back to long term debt if it can be successfully restructured (see below).

     Since inception, the Company has satisfied its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, and various borrowings. At September 30, 2001, the Company had cash and cash equivalents of $105,700. As a result of various cost saving initiatives, the Company's current monthly operating costs are approximately $150,000, not inclusive of any principal or interest payments on debt outstanding.

     Net cash used by operating activities was $409,312 for the three months ended August 31, 2001, as compared to net cash provided by operating activities of $170,276 for the three months ended August 31, 2000. The total decrease of $579,588 in net cash provided by operating activities, during the 2001 period was primarily due to decreases in cash inventory of $176,163, accounts receivables of $124,168 and accounts payable of 548,895 offset slightly by increases is non-cash deemed interest expense of 83,334, accrued interest of $73,250 and other assets of $42,463.

     Net cash used in investing activities was $180,799 for the three months ended August 31, 2001, as compared to $279,259 for the three months ended August 31, 2000. The decrease in net cash used in investing activities was attributable to a decrease in capitalized software cost of $138,995 offset by a decrease from the proceeds from the sale of equipment of $40,000.

     Net cash provided by financing activities for the three months ended August 31, 2001, was $1,074,160 as compared to net cash used of $(71,435) for the three months ended August 31, 2000. The increase in net cash provided by financing activities for the 2001 period was primarily attributable to proceeds from the issuance of preferred stock of $818,000 and proceeds from the sale of common stock of $100,000.

In 1997, the Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. As of August 31, 2001, there was approximately $3,452,070 of principal and accrued interest outstanding.

Although as of August 31, 2001 the Company was in default, on September 12, 2001 the Company came to terms on an agreement and signed an extension on this note with GE Capital. The extension provides for a six (6) month deferral of interest and a twelve (12) month deferral of principal on this note, contingent upon the successful restructuring of the Company's convertible debt (See Note
6).

     The Company completed an offering on January 5, 2000 and raised $3,362,000 in gross proceeds. The Company incurred approximately $400,000 in offering expenses, consisting of legal costs, sales commissions and other related costs. The Company engaged Gunn Allen Financial, Inc. as placement agent and paid commissions of 10% and reimbursement of expenses. Pursuant to this offering 67.5 Units were sold. Each Unit consisted of (i) a Secured Convertible Promissory
Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share (maturity date can be converted immediately) and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share (warrants are vested immediately and expire five years from the date of issuance). Although as of July 31, 2001 the notes are in default, the Company has sent out final documents for execution by debt holders to extend the notes for two (2) years. Furthermore, the Company has received oral or written consent from noteholders of approximately $3,000,000 and is confident that the restructuring will be completed, there can be no assurance though.

     The offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense of which $17,583 and $52,750 was amortized during the fiscal quarter ended August 31, 2001 and 2000, respectively.

     In the fiscal quarter ended August 31, 2001, the Company obtained short-term loans of an aggregate principal amount of $58,000 from Bruce Korman and a shareholder. Mr. Korman serves as Chief Executive Officer and Chairman of the Board of Directors. Both loans are short-term interest free loans. As of October 21, 2001 the Company has repaid $8,000.

     In June 2001, the Company completed a financing of $250,000, comprised of 25 shares of Series D 8% Convertible Preferred Stock and 25,000 Series E Warrants. The Series D Stock have an annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series E Warrants have an exercise price of $0.50 per share. There was a deemed dividend expense of $130,415 recognized in conjunction with the warrants issued in this offering. The Company received gross proceeds of $220,000, which has been used for operating activities.

     In July 2001 the Company, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, sold an aggregate of $100,000 of its securities to 2 foreign investors Each investor purchased a $50,000 unit, each unit comprised of (i) 41,667 shares of Common Stock and (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. There was a deemed dividend expense of $12,038 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of the Company's Austrian subsidiary.

     In July 2001, the Company completed an offering of up to 5 shares of Series E 8% Convertible Preferred Stock and 100,000 Series F Warrants. The Series E Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series F Warrants have an exercise price of $0.50 per share. Each unit consists of 1 share of Series E 8% Convertible Preferred Stock and 20,000 Series F Warrants and was sold at $100,000. The Company sold 1.8 units for gross proceeds of $180,000. There was a deemed dividend expense of $73,519 recognized in conjunction with the warrants issued in this offering.

     On August 31, 2001, the Company completed a financing of $500,000, with one of its shareholders, comprised of shares of Series F 8% Convertible Preferred Stock and Series G Warrants. The Series F Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series G Warrants have an exercise price of $0.50 per share. The Company issued 5 shares of Series F Preferred Stock and 100,000 shares of Series G warrants. A total of $57,000 in commissions was paid in relation to this offering as well as an issuance of 50,000 shares of common stock. Furthermore, there was a deemed dividend expense of $229,126 recognized in conjunction with the warrants issued in this offering.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

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

     In December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleged was breached by the Company. The court has entered a judgment against CAS in favor of Vindex in the sum of $97,864. The Company's financial statements are reflected on a condensed consolidated basis and although this liability has been recorded, Cash Technologies, Inc. as a separate corporate entity has no direct liability for this judgment.


     In March 2001 the Company entered into certain agreements with Hachador Holdings Limited, an entity with offices located at 6005 Delmar Blvd, St. Louis, Missouri pursuant to which Hachador agreed to make a loan to the Company in the principal amount of $225,000. The loan was to be secured by 700,000 shares of Common Stock of the Company. After delivery of the shares to Hachador, by the Company, Hachador refused to make the loan proceeds available to the Company. The 700,000 shares were issued with a restrictive legand and cannot be publically sold without the Company's consent. The Company does not believe the shares were validly obtained by Hachador. The Company intends to commence suit to obtain the shares from Hachador Limited, and for damages.

     The Company is involved in a litigation titled Kane Corte, et al v. Cash Technologies, Inc. et al., Case # 128256, 32/nd/ Judicial District Parish of Terrebonne, State of Louisiana. In August 2001, the Company first became aware that an entity to whom it had sold 23 CoinBank machines in October 1999 had filed suit against the Company in Louisiana court and obtained a default judgment against the Company. The Louisiana judgment was issued on August 15, 2000 and rewarded the purchaser $230,000 in damages and ordered that the machines be returned to the Company. In March 2001, the purchaser obtained a sister-state judgment against the Company in California based on the judgment of the Louisiana court and a writ of execution was issued.

     Upon learning of this matter, the Company immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, the Company was granted a Temporary Restraining Order staying enforcement of the judgment. The Company contends that the Louisiana court had no jurisdiction over it and that it was never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister-state judgment. The Company also contends that Kane Corte's allegations are merit less and that his desire to return the machines are a result of his failed business practices. The Company has initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. The Company believes that it will be successful in these actions to set aside the judgments. The Company further believes that it has meritorious defenses to each of the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.

ITEM 2.   CHANGE IN SECURITIES

     In June 2001, the Company completed a financing of $250,000, comprised of 25 shares of Series D 8% Convertible Preferred Stock and 25,000 Series E Warrants. The Series D Stock have an annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series E Warrants have an exercise price of $0.50 per share. There was a deemed dividend expense of $130,415 recognized in conjunction with the warrants issued in this offering. The Company received gross proceeds of $220,000, which has been used for operating activities.

     In July 2001 the Company, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, sold an aggregate of $100,000 of its securities to 2 foreign investors Each investor purchased a $50,000 unit, each unit comprised of (i) 41,667 shares of Common Stock and (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. There was a deemed dividend expense of $12,038 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of the Company's Austrian subsidiary.

     In July 2001, the Company completed an offering of up to 5 shares of Series E 8% Convertible Preferred Stock and 100,000 Series F Warrants. The Series E Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series F Warrants have an exercise price of $0.50 per share. Each unit consists of 1 share of Series E 8% Convertible Preferred Stock and 20,000 Series F Warrants and was sold at $100,000. The Company sold 1.8 units for gross proceeds of $180,000. There was a deemed dividend expense of $73,519 recognized in conjunction with the warrants issued in this offering.

     On August 31, 2001, the Company completed a financing of $500,000, with one of its shareholders, comprised of shares of Series F 8% Convertible Preferred Stock and Series G Warrants. The Series F Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series G Warrants have an exercise price of $0.50 per share. The Company issued 5 shares of Series F Preferred Stock and 100,000 shares of Series G warrants. A total of $57,000 in commissions was paid in relation to this offering as well as an issuance of 50,000 shares of common stock. Furthermore, there was a deemed dividend expense of $229,126 recognized in conjunction with the warrants issued in this offering.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

     In 1997, the Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company has borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. As of August 31, 2001, there was approximately $3,452,070 of principal and accrued interest outstanding. The Company had agreed to give GE a lien on all of the assets of the Company subject to any pre- existing liens. Although as of August 31, 2001 the Company was in default, on September 12, 2001 the Company came to terms on an agreement and signed an extension on this note with GE Capital. The extension provides for a six (6) month deferral of interest and a twelve (12) month deferral of principal on this note, contingent upon the successful restructuring of the Company's convertible debt (See Note 6).

     In January 2000 the Company completed an offering and raised $3,362,000 in gross proceeds. Pursuant to this offering 67.5 Units were sold in which each Unit consisted of (i) a Secured Convertible

     Promissory Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share (maturity date can be converted immediately) and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share (warrants are vested immediately and expire five years from the date of issuance). As of August 31, 2001 the Company owes $3,754,123 in principal and interests with regards to these notes.

     Although as of July 31, 2001 the notes are in default, the Company has sent out final documents for execution by debt holders to extend the notes for two
(2) years. Furthermore, the Company has received oral or written consent from noteholders of approximately $3,000,000 and is confident that the restructuring will be completed, there can be no assurance though.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable



ITEM 5.   OTHER INFORMATION

     On October 15, 2001 the Company appointed David Grano to its Board of Directors. Mr. Grano was President and Chief Executive Officer of Card Capture Services (CCS), the largest independent ATM network in the U.S, for four years. Previously, Mr. Grano was a Vice President at Nextel, Inc. and National Indirect Sales Manager for U.S. West.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

NONE

(b)   Reports on Form 8-K

NONE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended August 31,2001, to be signed on its behalf by the undersigned, thereunto duly authorized the 22nd day of October 2001.



CASH TECHNOLOGIES, INC.


By:  /S/ Bruce Korman

_________________________________________
Bruce Korman
President and Chief Executive Officer



By:  /S/ Edmund King

_________________________________________
Edmund King
Chief Financial Officer