Form 10QSB
period 2001-11-30
CASH TECHNOLOGIES INC
filed 2002-01-18
CIK 1022964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ______________________________
                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED NOVEMBER 30, 2001

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 001-15783
                        ______________________________

                            CASH TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                         95-4558331
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation organization)

1434 W. 11/TH/ STREET, LOS ANGELES, CA                         90015
(Address of principal executive offices)                     (Zip Code)

                                (213) 745-2000
             (Registrant's telephone number, including area code)

                        ______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

                        ______________________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

On December 31, 2001, there were 4,983,773 shares of common stock, $ .01 par value, issued and outstanding.

                            CASH TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                     INDEX


                                                                                                       PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

               Consolidated Balance Sheets as of November 30, 2001 (unaudited) and
               May 31, 2001..............................................................................  3

               Consolidated Statements of Operations for the three-month and six-month periods ended November 30, 2001 and 2000 (unaudited)......................................  4

               Consolidated Statements of Cash Flows for the six-month periods ended
               November 30, 2001 and 2000 (unaudited) ...................................................  5

               Notes to Consolidated Financial Statements for the six-month periods ended
               November 30, 2001 and 2000 (unaudited)....................................................  6


Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................................... 12

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................................................. 19

Item 2.    Changes in Securities......................................................................... 20

Item 3.    Default Upon Senior Securities ............................................................... 20

Item 4.    Submission of Matters to a Vote of Security Holders........................................... 20

Item 5.    Other Information............................................................................. 21

Item 6.    Exhibits and Reports on Form 8-K.............................................................. 21

SIGNATURES............................................................................................... 22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            CASH TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  NOVEMBER 30          MAY 31
                                                                                      2001              2001
                                                                              -------------------   ------------
                                                                                   (Unaudited)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                      $     150,730        $          -
Accounts receivable                                                                   88,373              23,714
Other receivables (net of allowance $21,000 )                                         70,167             100,666
Prepaid expenses and other current assets                                             45,000              52,500
                                                                               -------------        ------------

Total Current Assets                                                                 354,270             176,880

COINBANK MACHINES HELD FOR SALE                                                    1,136,404           1,196,783

E-COMMERCE MESSAGE MANAGEMENT ARCHITECTURE                                         2,713,870           2,362,749

OTHER:
     PROPERTY AND EQUIPMENT (net)                                                     84,586             141,797

     DEEMED INTEREST - GE CAPITAL                                                    319,444             277,778

     OTHER ASSETS                                                                     41,402               4,629
                                                                               -------------        ------------
TOTAL ASSETS                                                                       4,649,976           4,160,616
                                                                               =============        ============

LIABILITIES AND STOCKHOLDERS DEFICIENCIES

CURRENT LIABILITIES:

Accounts payable                                                                   1,087,952             969,129
Accrued expenses and other current liabilities                                     1,302,021             943,871
Dividends payable                                                                    638,490             318,309
Book overdraft                                                                       197,800             200,860
Current maturities of notes payable                                                3,856,922           3,352,922
Loans from shareholders                                                               60,000             155,000
Convertible debt                                                                   3,838,498           3,655,915
                                                                               -------------        ------------
Total Current Liabilities                                                         10,981,683           9,596,006
                                                                               -------------        ------------
Total Long-Term Liabilities                                                                -                   -
                                                                               -------------        ------------
Total Liabilities                                                                 10,981,683           9,596,006
                                                                               -------------        ------------

STOCKHOLDER'S DEFICIENCIES
Common stock                                                                          37,359              35,488
Redeemable preferred stock                                                         3,723,938           3,009,063
Additional paid In capital                                                        16,160,314          15,463,960
Accumulated deficit                                                              (26,253,318)        (23,943,901)
                                                                               -------------        ------------
Total stockholders' deficiencies                                                  (6,331,707)         (5,435,390)
                                                                               -------------        ------------
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCIES                               $   4,649,976        $  4,160,616
                                                                               =============        ============

           See notes to condensed consolidated financial statements

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THREE MONTHS ENDED NOVEMBER 30   FOR SIX MONTHS ENDED NOVEMBER 30
                                                                 2001           2000                  2001             2000
                                                             ------------    ------------          -----------     -------------
                                                              (Unaudited)    (Unaudited)           (Unaudited)      (Unaudited)

REVENUES
--------

GROSS REVENUES (Note 1)                                      $  4,463,088    $  4,640,742          $ 5,437,409     $  13,821,064
                                                             ============    ============          ===========     =============

NET REVENUES                                                 $    160,466    $     83,548          $   189,319     $     313,356
COST OF REVENUES                                             $    100,437    $     48,848          $   139,511     $     210,563
                                                             ------------    ------------          -----------     -------------

GROSS PROFIT (LOSS)                                          $     60,029    $     34,700          $    49,808     $     102,793

SELLING, GENERAL, & ADMIN EXP.                                    495,847         876,631              988,460         1,755,529
DEPRECIATION EXPENSE                                               23,716          13,339               50,267            33,503
                                                             ------------    ------------          -----------     -------------

OPERATING LOSS                                                   (459,534)       (855,270)            (988,919)       (1,686,239)
INTEREST EXPENSE                                                  290,462         259,314              555,217           473,588
                                                             ------------    ------------          -----------     -------------

LOSS BEFORE INCOME TAXES                                         (749,996)     (1,114,584)          (1,544,136)       (2,159,827)
INCOME TAXES                                                            -               -                    -             2,400
                                                             ------------    ------------          -----------     -------------

NET LOSS                                                         (749,996)     (1,114,584)          (1,544,136)       (2,162,227)
                                                             ------------    ------------          -----------     -------------

Dividends & deemed dividends to Shareholders                      188,599         459,284              765,280           481,727
                                                             ------------    ------------          -----------     -------------

Net Loss Allocable to common
shareholders                                                     (938,595)     (1,573,868)          (2,309,416)       (2,643,954)
                                                             ============    ============          ===========     =============

Basic and diluted net loss per share                         $      (0.26)   $      (0.45)         $     (0.64)    $       (0.75)
                                                             ============    ============          ===========     =============

Basic and diluted weighted average
shares of common stock outstanding                              3,613,533       3,532,450            3,613,533         3,532,450
                                                             ============    ============          ===========     =============

        See notes to condensed consolidated financial statements

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              FOR SIX MONTHS ENDED NOVEMBER 30
                                                                                                  2001                 2000
                                                                                             --------------        ------------
                                                                                               (Unaudited)          (Unaudited)
OPERATING ACTIVITIES:
Net Loss                                                                                     $   (1,544,136)       $ (2,162,227)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:

Amortization of discount on convertible debt                                                         17,583             136,750
Non-cash deemed interest expense                                                                    208,334                   -
Adjustment to PPM                                                                                         -             (13,000)
Non-cash compensation                                                                                     -             105,719
Depreciation expense                                                                                 59,413              40,578
Impairment on Coinbank machines                                                                           -               4,329
Loss on disposal of equipment                                                                             -                 368

Changes in operating assets and liabilities:
              Coinbank machinery held for sale                                                       60,379              53,657
              Receivables                                                                           (34,160)            145,870
              Prepaid expenses and other current assets                                               7,500            (109,200)
              Other assets                                                                          (36,773)           (118,795)
              Accounts payable                                                                      118,823             500,605
              Accrued interest                                                                      319,000                   -
              Accrued expenses and other current liabilities                                        358,150             205,604
                                                                                             --------------        ------------

Net cash provided (used) by operating activities                                                   (465,887)         (1,209,742)
                                                                                             --------------        ------------

INVESTING ACTIVITIES:
              Purchase of equipment                                                                  (2,202)             (8,582)
              Capitalized Software                                                                 (351,121)           (657,932)
              Proceeds from sale of equipment                                                             -              40,000
                                                                                             --------------        ------------

Net cash used by investing activities                                                              (353,323)           (626,514)
                                                                                             --------------        -------------

FINANCING ACTIVITIES:
              Book overdraft                                                                         (3,060)                  -
              Payments on capital lease obligation                                                        -                (487)
              Repayments of loans from shareholders                                                 (95,000)
              Proceeds from short-term debt                                                         100,000             240,000
              Repayments on long-term debt                                                                -            (656,295)
              Net proceeds from issuance of common stock                                            217,500                   -
              Net proceeds from issuance of preferred stock                                         750,500           1,850,000
                                                                                             --------------        ------------

Net cash provided (used) by financing activities                                                    969,940           1,433,218
                                                                                             --------------        ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                                 150,730            (402,888)
              Cash, Beginning of period                                                                   -             531,527
                                                                                             --------------        ------------

              Cash, End of period                                                            $      150,730        $    128,489
                                                                                             ==============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
              Income taxes                                                                   $            -        $      2,400
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION
              Conversion of preferred stock to common stock                                  $       35,587        $    444,125
              Deemed dividend on preferred stock                                             $      433,060        $    436,840
              Dividends on preferred stock                                                   $      320,182        $     22,444
              Finance fees added to notes payables                                           $      250,000        $    500,000
              Deemed dividend on common stock                                                $       12,038        $          -
              Issuance of common stock                                                       $       99,167        $          -

           See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: GENERAL

GOING CONCERN:

     The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern. Although the Company has raised additional capital since its public offering in July 1998, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operation in order to remain a viable entity. In addition, the Company must raise significant capital to fund current operations and to repay existing debt. The Company's auditors have included an explanatory paragraph in their report for the year ended May 31, 2001, indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.


PRESENTATION OF INTERIM INFORMATION:

     In the opinion of the management of Cash Technologies, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2001 and the results of operation and cash flows for the three and six month periods ended November 30, 2001 and 2000. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2001, filed with the SEC. The results of operations for the three and six month periods ended November 30, 2001, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

     Gross revenues - includes the value of currency processed and does not represent revenue under generally accepted accounting principles.

NOTE 2. COMMITMENTS AND CONTINGENCIES

     On September 22, 2000, Shaw's Supermarkets filed a lawsuit (Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. United States District Court, District of Massachusetts) against the Company claiming breach of contract and damages. The Company had been placing CoinBank machines in Shaw's locations in New England and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of the Company's decision to discontinue the free placement of CoinBank machines. Shaw's is claiming that it is owed $85,000 in reimbursements in addition to damages for termination totaling approximately $200,000. The Company believes that the amount owed for reimbursement is approximately $55,000 and has accrued for the liability and that it has no liability whatsoever under the contract for termination fees. Furthermore, the Company has potential claims against Shaw's for damages to the machines. The Company intends to defend itself in the suit. There can be no assurance that the Company will be successful in the defense. Settlement negotiations are presently underway with Shaw's.

     In December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleged was breached by the Company. The court has entered a judgment against CAS in favor of Vindex in the sum of $97,864. The Company's financial statements are reflected on a condensed consolidated basis and although this liability has been recorded, Cash Technologies, Inc. as a separate corporate entity has no direct liability for this judgment..

     In March 2001 the Company entered into certain agreements with Hachador Holdings Limited, an entity with offices located at 6005 Delmar Blvd, St. Louis, Missouri pursuant to which Hachador agreed to make a loan to the Company in the principal amount of $225,000. The loan was to be secured by 700,000 shares of Common Stock of the Company. After delivery of the shares to Hachador, by the Company, Hachador refused to make the loan proceeds available to the Company. The 700,000 shares were issued with a restrictive legend and cannot be publicly sold without the Company's consent. The Company does not believe that Hachador validly obtained the shares. The Company intends to commence suit to obtain the shares from Hachador Limited, and for damages.

     The Company is involved in a litigation titled Kane Corte, et al v. Cash Technologies, Inc. et al., Case # 128256, 32/nd/ Judicial District Parish of Terrebonne, State of Louisiana. In August 2001, the Company first became aware that an entity to which it had sold 23 CoinBank machines in October 1999 had filed suit against the Company in Louisiana court and obtained a default judgment against the Company. The Louisiana judgment was issued on August 15, 2000 and rewarded the purchaser $230,000 in damages and ordered that the machines be returned to the Company. In March 2001, the purchaser obtained a sister-state judgment against the Company in California based on the judgment of the Louisiana court and a writ of execution was issued.

     Upon learning of this matter, the Company immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, the Company was granted a Temporary Restraining Order staying enforcement of the judgment. The Company contends that the Louisiana court had no jurisdiction over it and that it was never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister-state judgment. The Company also contends that Kane Corte's allegations are without merit and that his desire to return the machines is a result of his failed business practices and his untrained and unqualified service personnel causing damage to the machines. The Company has initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. The Company believes that it will be successful in these actions to set aside the judgments. The Company further believes that it has meritorious defenses to each of the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.

NOTE 3: STOCKHOLDERS EQUITY

     In June 2001, the Company completed a financing of $250,000, comprised of 25 shares of Series D 8% Convertible Preferred Stock and 25,000 Series E Warrants. The financing was intended to comply with Section 4(2) of the Securities Act of 1933 as exempt from registration. The Series D Stock have an annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series E Warrants have an exercise price of $1.36 per share. During the quarter ended August 30, 2001 there was a deemed dividend expense of $130,415 recognized in conjunction with the warrants issued in this offering. The Company received gross proceeds of $220,000, which has been used for operating activities.

     In July 2001 the Company, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, sold an aggregate of $100,000 of its securities to 2 foreign investors Each investor purchased a $50,000 unit, each unit comprised of (i) 41,667 shares of Common Stock and (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. During the quarter ended August 30, 2001 there was a deemed dividend expense of $12,038 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of the Company's Austrian subsidiary.

     In July 2001, the Company completed an offering of 5 shares of Series E 8% Convertible Preferred Stock and 100,000 Series F Warrants. The financing was intended to comply with Section 4(2) of the Securities Act of 1933 as exempt from registration. The Series E Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series F Warrants have an exercise price of $2.00 per share. Each unit consists of 1 share of Series E 8% Convertible Preferred Stock and 20,000 Series F Warrants and was sold at $100,000. The Company sold 1.8 units for gross proceeds of $180,000. During the quarter ended August 30, 2001 there was a deemed dividend expense of $73,519 recognized in conjunction with the warrants issued in this offering.

     On August 31, 2001, the Company completed a financing of $500,000 in gross proceeds, with one of its shareholders, comprised of shares of Series F 8% Convertible Preferred Stock and Series G Warrants. The financing was intended to comply with Section 4(2) of the Securities Act of 1933 as exempt from registration. The Series F Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. Each Series G Warrants is initially exercisable to purchase one Warrant Share at an initial exercise price of 125% of the average of the closing bid prices of the Company's Common Stock for the twenty (20) trading days immediately preceding the Closing Date. The Company issued 5 shares of Series F Preferred Stock and 100,000 shares of Series G warrants. A total of $57,000 in commissions was paid in relation to this offering as well as an issuance of 50,000 shares of the Company's common stock valued at $67,500 to Gunn Allen and associates. Furthermore, during the quarter ended August 30, 2001, there was a deemed dividend expense of $229,126 recognized in conjunction with the warrants issued in this offering.

     During the quarter ended November 30, 2001 the Company issued 50,000 shares of the Company's common stock valued at $50,000 to one of its EMMA developers for payment towards services performance.

NOTE 4: RELATED PARTY TRANSACTIONS

     In the fiscal quarter ended August 31, 2001, the Company obtained short-term loans of an aggregate principal amount of $58,000 from Bruce Korman and Pierce Liberman. Mr. Korman and Mr. Liberman are both shareholders of the Company; furthermore Mr. Korman also serves as Chief Executive Officer and Chairman of the Board of Directors. Both loans were short-term loans and as of November 30, 2001 the Company has repaid both loans in full. The Company obtained an additional $35,800 from Mr. Korman during the quarter ended November 30, 2001, which was repaid during the same period. Furthermore, the Company leases its principal space from Prime Financial, an entity in which Mr. Korman is a principal. At November 30, 2001, the Company had $40,666 in arrears under its lease obligations.

NOTE 5: SHORT-TERM DEBT

     In 1997 the Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The Company and GE Capital had negotiated a waiver agreement as of September 13, 2001 pursuant to which GE Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) the Company granted GE Capital a lien on all of its assets
(ii) the Company paid GE Capital 60% of all proceeds from the sale of its CoinBank machines (iii) the Company obtained subordination agreements from all of its noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of GE Capital (See Note 6) (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. As of November 30, 2001 the Company owes $3,679,070, which includes the principal, financing fees and unpaid interest. Although the Company is currently trying to obtain an extension from GE Capital to obtain subordination agreements from all of its noteholders, since the Company was unable to deliver all required subordination agreements by December 30, 2001 the Company is in default of the waiver agreement.

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

     The offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense, which has been fully amortized as of the fiscal quarter ended November 30, 2001.

     Since July 31, 2001 the notes have been in default, however the Company has made an offer to the noteholders to restructure the debt. Under the offer, the notes would be extended for two (2) years to July 2003 and the noteholders will surrender all old warrants priced at $13.50 per share and will receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately and have a life of 5 years and are exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. To date the Company has received executed Acceptance Letters from thirty-two (32) of the forty-eight (48) noteholders, which modify the terms of the original Promissory Notes as well as oral commitments to execute such documents from ten (10) noteholders. The Company is engaged in discussions with the remaining six (6) noteholders to finalize modifications of their Notes.


NOTE 7:  SEGMENT REPORTING

     The Company operates through 3 business segments: Cash processing, CoinBank machines, and the development and marketing of its EMMA transaction processing software and related services. The Company has a firm fixed price contract with the Los Angeles County Metropolitan Transportation Authority to count currency, which purchased in bulk at a discount from face value and processed and deposited at face value in the Company's account. The Company also sells self-service coin counting (CoinBank) machines through existing equipment distribution channels. Furthermore, the Company is developing a transaction processing system, which has been deployed in pilot installations and the software development costs are being capitalized.

Information on the Company's business segments for the three and six months ended November 30,

                                           Three Months Ended     Three Months Ended       Six Months Ended      Six Months Ended
                                            November 30, 2001      November 30, 2000      November 30, 2001     November 30, 2000
Gross Revenues                             $        4,463,088      $       4,640,742      $       5,437,409     $      13,821,064

Net Revenues and Sales:
  Cash processing                                      67,839                 73,368                 82,741               240,576
  Coinbank machines                                    82,627                 10,180                 96,578                72,780
  EMMA                                                 10,000                      -                 10,000                     -
                                           -----------------------------------------      ---------------------------------------
                                                      160,466                 83,548                189,319               313,356
                                           =========================================      =======================================

Interest expense
  Cash processing                                         642                 18,267                    642                18,302
  Coinbank machines                                     2,336                  6,267                  4,672                 8,602
  EMMA                                                      -                      -                      -                     -
  Unallocated                                         287,484                234,780                549,903               446,684
                                           ------------------      -----------------      -----------------     -----------------
                                                      290,462                259,314                555,217               473,588
                                           ==================      =================      =================     =================

Depreciation
  Cash processing                                       7,244                  6,566                 20,201                19,156
  Coinbank machines                                    11,792                  4,395                 22,407                13,486

  EMMA                                                      -                      -                      -                     -
  Unallocated                                           8,786                  5,515                 16,805                 7,936
                                           -----------------------------------------      ---------------------------------------
                                                       27,822                 16,476                 59,413                40,578
                                           =========================================      =======================================

Segment profit (loss)
  Cash processing                                     (25,602)               (11,745)               (84,150)               10,697
  Coinbank machines                                   (35,977)              (291,866)              (151,197)             (594,041)
  EMMA                                                      -                      -                      -                     -
  Unallocated                                        (688,417)              (810,973)            (1,308,789)           (1,578,883)
                                           -----------------------------------------      ---------------------------------------
                                                     (749,996)            (1,114,584)            (1,544,136)           (2,162,227)
                                           =========================================      =======================================

Net identifiable assets:
  Cash processing                                      36,099                 85,740                 36,099                85,740
  Coinbank machines                                 1,136,404              1,224,650              1,136,404             1,224,650
  EMMA                                              2,713,870              1,819,146              2,713,870             1,819,146
  Unallocated                                         763,603                978,482                763,603               978,482
                                           -----------------------------------------      ---------------------------------------
                                                    4,649,976              4,108,018              4,649,976             4,108,018
                                           =========================================      =======================================

Expenditure for segment assets:
  Cash processing                                           -                      -                      -                     -
  Coinbank machines                                         -                (23,967)                     -               (72,780)
  EMMA                                                170,857                338,673                351,121               657,932
  Unallocated                                           1,667                  8,582                  2,202               (31,418)
                                           -----------------------------------------      ---------------------------------------
                                           $          172,524            $   323,288      $         353,323           $   553,734
                                           =========================================      =======================================

NOTE 8:  SUBSEQUENT EVENTS

     Subsequent to the quarter ended November 30 2001, the Company has raised $425,000 in conjunction with an offering consisting of common stock and warrants. The terms of the agreement have not yet been finalized.

     Subsequent to the quarter ended November 30, 2001, the Company paid annual dividends on the Series B Preferred Stock which were due and payable on June 30, 2001. Each share of Series B Preferred Stock was eligible for $0.40 per share in cash or at the discretion of the Company, in shares of common stock. The Company issued a total of 95,239 shares of the Company's common stock.

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

Introduction
------------

     Cash Technologies, Inc., is a Delaware Corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to the Company refer to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation, incorporated in May 1994, which became a subsidiary of the Company in January 1996; CoinBank Automated Systems, Inc., a Delaware corporation, incorporated in November 1995; CoinBank Automation Handels GmbH, Salzburg, Austria incorporated in February, 1998 and Cintelia Systems, Inc., incorporated in December, 2001.

Electronic Message Management Architecture (EMMA)(TM) Transaction Processing System

     In 1996, the Company began its development of an enhanced version of an automated teller machine which was designated the ATM-X(TM). The ATM-X was designed to provide a range of services not typically offered by ATM machines, such as electronic bill payment, instant activated phone cards, event ticketing and others. As development efforts proceeded, the Company discovered the need to create a robust transaction processing system that could link the new ATMs with the worldwide financial networks in order to provide these new services to ATMs, kiosks and wireless devices.

     In December of 1997, the Company filed a patent application describing its transaction processing and networking technologies which resulted in the issuance of patent, number 6,308,887, by the U.S. Patent and Trademark Office on October 30, 2001. The technology, which was later named EMMA

(E-commerce Message Management Architecture), allows for the seamless integration of conventional ATM and credit card networks with non-bank networks and the Internet. The explosion of Internet e-commerce has created, in management's opinion, a demand for EMMA's unique capabilities to provide advanced financial services on ATMs, POS (point of sale) terminals and wireless devices.

     Technological feasibility was achieved in September of 1999 and from that point forward all expenses related to the EMMA software development have been capitalized. As of November 30, 2001, the Company has capitalized $2,713,870 in development and related costs. The Company estimates that the EMMA product will be ready for release to the public by January 2002.

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

Coin Counting Equipment

     In 1995, the Company began its development of CoinBank(R) self-service coin counting machines, distributed through its CoinBank Automated Systems, Inc. subsidiary. The machines accept and count loose coin, then generate a receipt redeemable for the amount counted less a service fee of typically 7-9%. This receipt can then be exchanged for currency or goods. The machines provide individuals and small businesses with a convenient method for the disposing of their accumulated loose coin without the need for pre-sorting or wrapping. The Company has performed extensive field tests with these machines in Southern California, New England and Europe. The machines can be readily configured to count coin denominations from most countries in the world. An important feature of the machines, for which the Company filed for patent protection in 1997, is their ability to reject extraneous materials such as foreign objects and slugs, minimizing down time and repairs. Patent number 6,318,536, issued by the U.S. Patent and Trademark Office on November 20, 2001, includes the foreign debris management and other proprietary techniques.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2000.

     Gross revenues include the value of the cash processed and CoinBank machine sales for the three months ended November 30, 2001, amounted to $4,463,088 compared to $4,640,742 for the quarter ended November 30, 2000. Gross revenues do not represent revenues under Generally Accepted Accounting Principles. Net revenues for the 2001 period increased to $160,466 or 3.60% of gross revenues, compared to $83,548 or 1.80% of gross revenues for 2000 period. The increase in net revenue was primarily attributable to the increase in the amount of coin machines sold during the period. CoinBank machines sold in the current quarter provided gross proceeds of $82,627 compared to $10,180 for the same period last year.

     Cost of revenues for the three months ended November 30, 2001, was $100,437 compared to $48,848 for the quarter ended November 30, 2000. The increase in direct costs was primarily the result of an increase in the cost of coin machines sold. Included in cost of revenues is depreciation expense of $4,107 and $3,137 for the three months ended November 30, 2001 and 2000, respectively.

     Gross profit for the three months ended November 30, 2001, was $60,029 compared to a gross profit of $34,700 for the three months ended November 30, 2000. The increase in gross profit was directly related to the increase in CoinBank machines sold during the current quarter.

     Selling, General and Administrative expenses for the three months ended November 30, 2001, decreased to $495,847 compared to $876,631 for the three months ended November 30, 2000. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease was primarily attributable to significant decrease in wages expense and other administrative costs due to reduction of labor.

     Depreciation and amortization expenses for the three months ended November 30, 2001, and 2000, were $23,716 and $13,339, respectively. The increase was the result of additions to fixed assets.

     Interest expense for the three months ended November 30, 2001 and 2000, was $290,462 and $259,314, respectively. The increase was primarily due to the increase in the interest expense recognized in relation to the fees amortized in conjunction with the deferment of G.E. Capital notes payable.

     As a result of the foregoing, net losses for the three months ended November 30, 2001 and 2000, were $749,996 and $1,114,584 respectively.

SIX MONTHS ENDED NOVEMBER 30, 2001, COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2000.

     Gross revenues include the value of the cash processed and CoinBank machine sales for the six months ended November 30, 2001, amounted to $5,437,409 compared to $13,821,064 for the six months ended November 30, 2000. Gross revenues do not represent revenues under Generally Accepted Accounting Principles. Net revenues for the 2001 period decreased to $189,319 or 3.48% of gross revenues, compared to $313,356 or 2.27% of gross revenues for 2000 period. The decrease in net revenue was primarily attributable to the decrease in the amount cash processed due to the Company's cash restraints.

     Cost of revenues for the six months ended November 30, 2001, was $139,511 compared to $210,563 for the period ended November 30, 2000. The decrease in direct costs was primarily the result of a decrease in the amount of cash processed. Included in cost of revenues is depreciation expense of $9,146 and $7,075 for the six months ended November 30, 2001 and 2000, respectively.

     Gross profit for the six months ended November 30, 2001, was $49,808 compared to a gross profit of $102,793 for the six months ended November 30, 2000. The decrease in gross profit was directly attributable to the decrease in cash processed from $13,384,538 for the six month period ended November 30, 2000 to $5,330,643 for the six month period ended November 30, 2001.

     Selling, General and Administrative expenses for the six months ended November 30, 2001, decreased to $988,460 compared to $1,755,529 for the six months ended November 30, 2000. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease was primarily attributable to significant decrease in wages expense and other administrative costs due to reduction of labor.

     Depreciation and amortization expenses for the six months ended November 30, 2001, and 2000, were $50,267 and $33,503, respectively. The increase was the result of additions to fixed assets.

     Interest expense for the six months ended November 30, 2001 and 2000, was $555,217 and $473,588, respectively. The increase was primarily due to the increase in the interest expense recognized in relation to the fees amortized in conjunction with the deferment of G.E. Capital notes payable.

     As a result of the foregoing, net losses for the six months ended November 30, 2001 and 2000, were $1,544,136 and $2,162,227 respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to suffer recurring losses from operations as of November 30, 2001, and has not generated sufficient revenue producing activity to sustain its operations. The Company's auditors have included an explanatory paragraph in their report for the year ended May 31, 2001, indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirement and launch new products, but may not be able to do so. Should the Company not be able to do so, it may have to curtail operations.

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. As of November 30, 2001, the Company had unrestricted cash and cash equivalents of $150,730 compared to $128,489 as of November 30, 2000. Also on November 30, 2001, the Company had a working capital deficit of $10,627,413 compared to $1,599,200 on November 30, 2000. The increase in working capital deficit is primarily the result of reclassifying the $3,679,070 of GE Capital debt (See note 5) and the $3,362,000 of Secured Convertible Promissory Notes (See note 6) to short term debt, the latter of which will be reclassified back to long term upon successful completion of restructuring. To date, $2,162,000 of such debt has been reclassified to long-term debt. There can be no assurance though that the remaining convertible debt will be successfully restructured.

     Since inception, the Company has satisfied its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, and various borrowings. As a result of various cost saving initiatives, the Company's current monthly operating costs are approximately $150,000, not inclusive of any principal or interest payments on outstanding debt. At January 10, 2002, the Company had cash and cash equivalents of $159,199.

     Net cash used by operating activities was $465,887 for the six months ended November 30, 2001, as compared to net cash used by operating activities of $1,209,742 for the six months ended November 30, 2000. The total decrease of $743,855 in net cash used by operating activities, during the 2001 period was primarily due to a decrease in net loss of $618,091 as well as increases in accrued interest of $319,000, non-cash deemed interest expense of $208,334, accrued expenses of $152,546 and prepaid expenses of $116,700 offset by decreases in receivables of $180,030, accounts payable of $381,782 and non cash compensation of $105,719.

     Net cash used in investing activities was $353,323 for the six months ended November 30, 2001, as compared to $626,514 for the six months ended November 30, 2000. The decrease in net cash used in investing activities was primarily attributable to a decrease in capitalized software cost of $306,811.

     Net cash provided by financing activities for the six months ended November 30, 2001, was $969,940 as compared to $1,433,218 for the six months ended November 30, 2000. The decrease in net cash provided by financing activities for the 2001 period was primarily attributable to decreases in proceeds from the issuance of preferred stock of $1,099,500 short term debt of $140,000 offset by decreases in the repayment of long-term debt of $656,295 and increases in proceeds from the sale of common stock of $217,500.

     In 1997 the Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The Company and GE Capital had negotiated a waiver agreement as of September 13, 2001 pursuant to which GE Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) the Company granted GE Capital a lien on all of its assets
(ii) the Company paid GE Capital 60% of all proceeds from the sale of its CoinBank machines (iii) the Company obtained subordination agreements from all of its noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of GE Capital (See Note 6) (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. As of November 30, 2001 the Company owes $3,679,070, which includes the principal, financing fees and unpaid interest. Although the Company is currently trying to obtain an extension from GE Capital to obtain subordination agreements from all of its noteholders, since the Company was unable to deliver all required subordination agreements by December 30, 2001 the Company is in default of the waiver agreement.

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

         The offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense, which has been fully amortized as of the fiscal quarter ended November 30, 2001.

         Since July 31, 2001 the notes have been in default, however the Company has made an offer to the noteholders to restructure the debt. Under the offer, the notes would be extended for two (2) years to July 2003 and the noteholders will surrender all old warrants priced at $13.50 per share and will receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately and have a life of 5 years and are exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. To date the Company has received executed Acceptance Letters from thirty-two (32) of the forty-eight (48) noteholders, which modify the terms of the original Promissory Notes as well as oral commitments to execute such documents from ten (10) noteholders. The Company is engaged in discussions with the remaining six (6) noteholders to finalize modifications of their Notes.

         In June 2001, the Company completed a financing of $250,000, comprised of 25 shares of Series D 8% Convertible Preferred Stock and 25,000 Series E Warrants. The financing was intended to comply with Section 4(2) of the Securities Act of 1933 as exempt from registration. The Series D Stock have an annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series E Warrants have an exercise price of $1.36 per share. During the quarter ended August 30, 2001 there was a deemed dividend expense of $130,415 recognized in conjunction with the warrants issued in this offering. The Company received gross proceeds of $220,000, which has been used for operating activities.

         In July 2001 the Company, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D thereunder, sold an aggregate of $100,000 of its securities to 2 foreign investors Each investor purchased a $50,000 unit, each unit comprised of (i) 41,667 shares of Common Stock and (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. During the quarter ended August 30, 2001 there was a deemed dividend expense of $12,038 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of the Company's Austrian subsidiary.

         In July 2001, the Company completed an offering of 5 shares of Series E 8% Convertible Preferred Stock and 100,000 Series F Warrants. The financing was intended to comply with Section 4(2) of the Securities Act of 1933 as exempt from registration. The Series E Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series F Warrants have an exercise price of $2.00 per share. Each unit consists of 1 share of Series E 8% Convertible Preferred Stock and 20,000 Series F Warrants and was sold at $100,000. The Company sold
1.8 units for gross proceeds of $180,000. During the quarter ended August 30, 2001 there was a deemed dividend expense of $73,519 recognized in conjunction with the warrants issued in this offering.

         On August 31, 2001, the Company completed a financing of $500,000 in gross proceeds, with one of its shareholders, comprised of shares of Series F 8% Convertible Preferred Stock and Series G Warrants. The financing was intended to comply with Section 4(2) of the Securities Act of 1933 as exempt from registration. The Series F Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. Each Series G Warrants is initially exercisable to purchase one Warrant Share at an initial exercise price of 125% of the average of the closing bid prices of the Company's Common Stock for the twenty (20) trading days immediately preceding the Closing Date. The Company issued 5 shares of Series F Preferred Stock and 100,000 shares of Series G warrants. A total of $57,000 in commissions was paid in relation to this offering as well as an issuance of 50,000 shares of the Company's common stock valued at $67,500 to Gunn Allen and associates. Furthermore, during the quarter ended August 30, 2001, there was a deemed dividend expense of $229,126 recognized in conjunction with the warrants issued in this offering .

         During the quarter ended November 30, 2001 the Company issued 50,000 shares of the Company's common stock valued at $50,000 to one of its EMMA developers for payment toward services performed.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         On September 22, 2000, Shaw's Supermarkets filed a lawsuit (Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. United States District Court, District of Massachusetts) against the Company claiming breach of contract and damages. The Company had been placing CoinBank machines in Shaw's locations in New England and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of the Company's decision to discontinue the free placement of CoinBank machines. Shaw's is claiming that it is owed $85,000 in reimbursements in addition to damages for termination totaling approximately $200,000. The Company believes that the amount owed for reimbursement is approximately $55,000 and has accrued for the liability and that it has no liability whatsoever under the contract for termination fees. Furthermore, the Company has potential claims against Shaw's for damages to the machines. The Company intends to defend itself in the suit. There can be no assurance that the Company will be successful in the defense. Settlement negotiations are presently underway with Shaw's.

         In December 1997, Vindex USA, Inc. filed a complaint against CAS, a subsidiary of the Company, in the Superior Court of California, Los Angeles County, seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleged was breached by the Company. The court has entered a judgment against CAS in favor of Vindex in the sum of $97,864. The Company's financial statements are reflected on a condensed consolidated basis and although this liability has been recorded, Cash Technologies, Inc. as a separate corporate entity has no direct liability for this judgment..

         In March 2001 the Company entered into certain agreements with Hachador Holdings Limited, an entity with offices located at 6005 Delmar Blvd, St. Louis, Missouri pursuant to which Hachador agreed to make a loan to the Company in the principal amount of $225,000. The loan was to be secured by 700,000 shares of Common Stock of the Company. After delivery of the shares to Hachador, by the Company, Hachador refused to make the loan proceeds available to the Company. The 700,000 shares were issued with a restrictive legend and cannot be publicly sold without the Company's consent. The Company does not believe that Hachador validly obtained the shares. The Company intends to commence suit to obtain the shares from Hachador Limited, and for damages.

         The Company is involved in a litigation titled Kane Corte, et al v. Cash Technologies, Inc. et al., Case # 128256, 32/nd/ Judicial District Parish of Terrebonne, State of Louisiana. In August 2001, the Company first became aware that an entity to which it had sold 23 CoinBank machines in October 1999 had filed suit against the Company in Louisiana court and obtained a default judgment against the Company. The Louisiana judgment was issued on August 15, 2000 and rewarded the purchaser $230,000 in damages and ordered that the machines be returned to the Company. In March 2001, the purchaser obtained a sister-state judgment against the Company in California based on the judgment of the Louisiana court and a writ of execution was issued.

         Upon learning of this matter, the Company immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, the Company was granted a Temporary Restraining Order staying enforcement of the judgment. The Company contends that the Louisiana court had no jurisdiction over it and that it was never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister-state judgment. The Company also contends that Kane Corte's allegations are without merit and that his desire to return the machines is a result of his failed business practices and his untrained and unqualified service personnel causing damage to the machines. The Company has initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. The Company believes that it will be successful in these actions to set aside the judgments. The Company further believes that it has meritorious defenses to each of the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.

ITEM 2.  CHANGE IN SECURITIES

         During the quarter ended November 30, 2001 the Company issued 50,000 shares of the Company's common stock valued at $50,000 to one of its EMMA developers for payment toward services performed.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

     In 1997 the Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The Company and GE Capital had negotiated a waiver agreement as of September 13, 2001 pursuant to which GE Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) the Company granted GE Capital a lien on all of its assets
(ii) the Company paid GE Capital 60% of all proceeds from the sale of its CoinBank machines (iii) the Company obtained subordination agreements from all of its noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of GE Capital (See Note 6) (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. As of November 30, 2001 the Company owes $3,679,070, which includes the principal, financing fees and unpaid interest. Although the Company is currently trying to obtain an extension from GE Capital to obtain subordination agreements from all of its noteholders, since the Company was unable to deliver all required subordination agreements by December 30, 2001 the Company is in default of the waiver agreement.

         In January 2000 the Company completed an offering and raised $3,362,000 in gross proceeds. Pursuant to this offering 67.5 Units were sold in which each Unit consisted of (i) a Secured Convertible Promissory Note in the principal amount of $50,000 convertible into Common Stock at a conversion price of $9.50 per share (maturity date can be converted immediately) and (ii) Series B Redeemable Warrants to purchase an aggregate of 5,000 Warrant Shares at an exercise price of $13.00 per share (warrants are vested immediately and expire five years from the date of issuance). As of November 30, 2001 the Company owes $3,838,498 in principal and interests with regards to these notes.

         Since July 31, 2001 the notes have been in default, however the Company has made an offer to the noteholders to restructure the debt. Under the offer, the notes would be extended for two (2) years to July 2003 and the noteholders will surrender all old warrants priced at $13.50 per share and will receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately and have a life of 5 years and are exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. To date the Company has received executed Acceptance Letters from thirty-two (32) of the forty-eight (48) noteholders, which modify the terms of the original Promissory Notes as well as oral commitments to execute such documents from ten (10) noteholders. The Company is engaged in discussions with the remaining six (6) noteholders to finalize modifications of their Notes.

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

          Effective December 25, 2001, Vincent Currino resigned from the Company's Board of Directors.

          Subsequent to the quarter ended November 30, 2001, the Company paid annual dividends on the Series B Preferred Stock which were due and payable on June 30, 2001. Each share of Series B Preferred Stock was eligible for $0.40 per share in cash or at the discretion of the Company, in shares of common stock. The Company issued a total of 95,239 shares of the Company's common stock.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

NONE

(b)  Reports on Form 8-K

NONE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended August 31,2001, to be signed on its behalf by the undersigned, thereunto duly authorized the 18th day of January 2002.



CASH TECHNOLOGIES, INC.


By:  /S/ Bruce Korman

----------------------------------------
Bruce Korman
President and Chief Executive Officer


By:  /S/ Edmund King

----------------------------------------
Edmund King
Chief Financial Officer