Form 10QSB
period 2002-02-28
CASH TECHNOLOGIES INC
filed 2002-04-23
CIK 1022964

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                       ________________________________
                                  FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED FEBRUARY 28, 2002

OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 001-15783
                           ------------------------

                            CASH TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                       95-4558331
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation organization)

 1434 W. 11/TH/ STREET, LOS ANGELES, CA                       90015
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

On March 31, 2002, there were 5,919,133 shares of common stock, $ .01 par value, issued and outstanding.

                            CASH TECHNOLOGIES, INC.
                                  FORM 10-QSB

                                     INDEX

                                                                        PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

           Consolidated Balance Sheets as of February 28, 2002
           (unaudited) and May 31, 2001...............................      3

           Consolidated Statements of Operations for the three-month
           and nine-month periods ended February 28, 2002 and 2001
           (unaudited)................................................      4

           Consolidated Statements of Cash Flows for the nine-month
           periods ended February 28, 2002 and 2001 (unaudited).......      5

           Notes to Consolidated Financial Statements for the
           three-month periods ended February 28, 2002 and 2001
           (unaudited)................................................      6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.............................................     20

Item 2. Changes in Securities.........................................     21

Item 3. Default Upon Senior Securities................................     22

Item 4. Submission of Matters to a Vote of Security Holders...........     22

Item 5. Other Information.............................................     22

Item 6. Exhibits and Reports on Form 8-K..............................     23

SIGNATURES............................................................     24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            CASH TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        FEBRUARY 28            MAY 31
                                                                                            2002                2001
                                                                                        -----------         -----------
                                                                                        (Unaudited)
ASSETS
------
CURRENT ASSETS:
Cash and cash equivalents                                                               $   695,781         $         -
Accounts receivable                                                                          24,099              23,714
Other receivables (net of allowance $21,000)                                                 70,167             100,666
Prepaid expenses and other current assets                                                    45,000              52,500
                                                                                        -----------         -----------

Total Current Assets                                                                        835,047             176,880

COINBANK MACHINES HELD FOR SALE                                                           1,136,404           1,196,783

E-COMMERCE MESSAGE MANAGEMENT ARCHITECTURE                                                2,705,547           2,362,749

OTHER:
     PROPERTY AND EQUIPMENT (net)                                                            71,928             141,797

     DEEMED INTEREST - GE CAPITAL                                                           173,611             277,778

     OTHER ASSETS                                                                             3,000               4,629
                                                                                        -----------         -----------

TOTAL ASSETS                                                                              4,925,537           4,160,616
                                                                                        ===========         ===========
LIABILITIES AND STOCKHOLDERS DEFICIENCIES

CURRENT LIABILITIES:

Accounts payable                                                                          1,052,745             969,129
Accrued expenses and other current liabilities                                            1,151,118             943,871
Dividends payable                                                                           705,990             318,309
Book overdraft                                                                              197,800             200,860
Current maturities of notes payable                                                       3,933,922           3,352,922
Loans from shareholders                                                                     143,000             155,000
Convertible debt                                                                          3,922,873           3,655,915
                                                                                        -----------         -----------

Total Current Liabilities                                                                11,107,448           9,596,006
                                                                                        -----------         -----------

Long-term Convertible debt                                                                        -                   -
                                                                                        -----------         -----------

Total Liabilities                                                                        11,107,448           9,596,006
                                                                                        -----------         -----------

STOCKHOLDER'S DEFICIENCIES
Common stock                                                                                 61,304              35,488
Redeemable preferred stock                                                                1,904,688           3,009,063
Additional paid In capital                                                               19,656,190          15,463,960
Accumulated deficit                                                                     (27,804,093)        (23,943,901)
                                                                                        -----------         -----------

Total stockholders' deficiencies                                                         (6,181,911)         (5,435,390)
                                                                                        -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCIES                                        $ 4,925,537         $ 4,160,616
                                                                                        ===========         ===========

           See notes to condensed consolidated financial statements

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THREE MONTHS ENDED FEBRUARY 28   FOR NINE MONTHS ENDED FEBRUARY 28
                                                             2002             2001             2002                 2001
                                                         -----------      -----------      ------------         ------------
                                                         (Unaudited)      (Unaudited)      (Unaudited)          (Unaudited)
GROSS REVENUES (Note 1)                                  $ 4,745,888      $ 5,874,652      $ 10,183,296         $ 19,695,716
                                                         ===========      ===========      ============         ============

REVENUES
--------
NET REVENUES                                                $ 69,823        $ 123,526         $ 259,142            $ 436,882
COST OF REVENUES                                            $ 32,384         $ 80,377         $ 171,895            $ 290,940
                                                         -----------      -----------      ------------         ------------

GROSS PROFIT (LOSS)                                         $ 37,439         $ 43,149          $ 87,247            $ 145,942

SELLING, GENERAL, & ADMIN EXP.                               663,409          858,103         1,651,868            2,606,590
DEPRECIATION EXPENSE                                          78,240           18,564           128,507               52,068
                                                         -----------      -----------      ------------         ------------

OPERATING LOSS                                              (704,210)        (833,518)       (1,693,128)          (2,512,716)
INTEREST EXPENSE                                             310,494          255,817           865,712              736,446
                                                         -----------      -----------      ------------         ------------

LOSS BEFORE INCOME TAXES                                  (1,014,704)      (1,089,335)       (2,558,840)          (3,249,162)
INCOME TAXES                                                       -                -                 -                2,400
                                                         -----------      -----------      ------------         ------------

NET LOSS                                                  (1,014,704)      (1,089,335)       (2,558,840)          (3,251,562)
                                                         -----------      -----------      ------------         ------------

Dividends & deemed dividends to Shareholders                 536,072          635,227         1,301,352            1,072,067

Net Loss Allocable to common
shareholders                                              (1,550,776)      (1,724,562)       (3,860,192)          (4,323,629)
                                                         ===========      ===========      ============         ============

Basic and diluted net loss per share                         $ (0.41)         $ (0.49)          $ (1.02)             $ (1.23)
                                                         ===========      ===========      ============         ============
Basic and diluted weighted average
shares of common stock outstanding                         3,777,861        3,532,450         3,777,861            3,527,297
                                                         ===========      ===========      ============         ============

           See notes to condensed consolidated financial statements

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            CASH TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR NINE MONTHS ENDED FEBRUARY 28, 2002
                                                                                         2002                      2001
                                                                                     -------------            -------------
                                                                                      (Unaudited)              (Unaudited)
OPERATING ACTIVITIES:
Net Loss                                                                             $ (2,558,840)            $ (3,251,562)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:

Amortization of discount on convertible debt                                               17,583                  110,498
Non-Cash deemed interest expense                                                          354,167                        -
Adjustment to PPM                                                                               -                  (13,000)
Non-Cash compensation                                                                      72,000                  236,375
Depreciation expense                                                                       72,071                   62,280
Impairment on Coinbank machines                                                                 -                    4,697
Amortization of capitalized software                                                       65,989                        -
Loss on disposal of equipment                                                                   -                      368

Changes in operating assets and liabilities:
              Coinbank machinery held for sale                                             60,379                   81,156
              Receivables                                                                  30,114                  109,698
              Prepaid expenses and other current assets                                     7,500                  (76,700)
              Other assets                                                                  1,629                 (206,795)
              Accounts payable                                                             83,616                  962,878
              Accrued interest                                                            480,375                        -
              Accrued expenses and other current liabilities                              207,247                  254,823
                                                                                     -------------            -------------

Net cash provided (used) by operating activities                                       (1,106,170)              (1,725,284)
                                                                                     -------------            -------------
INVESTING ACTIVITIES:
              Purchase of equipment                                                        (2,202)                  (9,675)
              Capitalized Software                                                       (408,787)                (854,017)
              Proceeds from sale of equipment                                                   -                   40,000
                                                                                     -------------            -------------

Net cash used by investing activities                                                    (410,989)                (823,692)
                                                                                     -------------            -------------
FINANCING ACTIVITIES:
              Book overdraft                                                               (3,060)                 197,800
              Payments on capital lease obligation                                              -                     (487)
              Repayments of loans from shareholders                                       (12,000)
              Proceeds from short-term debt                                               100,000                  240,000
              Repayments on long-term debt                                                      -                 (656,295)
              Net proceeds from issuance of common stock                                1,352,500                        -
              Net proceeds from issuance of preferred stock                               775,500                2,350,000
                                                                                     -------------            -------------

Net cash provided (used) by financing activities                                        2,212,940                2,131,018
                                                                                     -------------            -------------

CHANGE IN CASH AND CASH EQUIVALENTS                                                       695,781                 (417,958)
              Cash, Beginning of period                                                         -                  531,527
                                                                                     -------------            -------------
              Cash, End of period                                                    $    695,781             $    113,569
                                                                                     =============            =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
              Income taxes                                                           $          -             $      2,400
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION
              Conversion of preferred stock to common stock                          $  1,879,875             $    444,125
              Deemed dividend on preferred stock                                     $    781,632             $    974,926
              Dividends declared on preferred stock                                  $    507,683             $          -
              Dividends paid on preferred stock with common stock                    $    120,000             $          -
              Finance fees added to notes payables                                   $    250,000             $    500,000
              Deemed dividend on common stock                                        $     12,038             $          -
              Issuance of common stock                                               $     72,000             $     21,775

           See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:  GENERAL

GOING CONCERN:

     The Company has prepared the financial statements included in this Form 10-QSB assuming that the Company will continue as a going concern. Although the Company has raised additional capital since its public offering in July 1998, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operation in order to remain a viable entity. In addition, the Company must raise significant capital to fund current operations and to repay existing debt. The Company's auditors have included an explanatory paragraph in their report for the year ended May 31, 2001, indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

PRESENTATION OF INTERIM INFORMATION:

     In the opinion of the management of Cash Technologies, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 28, 2002 and the results of operation and cash flows for the three and nine month periods ended February 28, 2002 and 2001. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

     The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2001, filed with the SEC. The results of operations for the three and nine month periods ended February 28, 2002, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

     Gross revenues - includes the value of currency processed and does not represent revenue under generally accepted accounting principles.

     The Company developed EMMA, a transaction processing system and deployed it in pilot transactions. The Company recorded software developments costs as an asset. The EMMA product was available for release to the Public in January 2002, thus the Company has expensed all development costs since January 2002. The asset is being amortized over a seven (7) year period.

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

     Upon learning of this matter, the Company immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, the Company was granted a Temporary Restraining Order staying enforcement of the judgment. The Company contends that the Louisiana court had no jurisdiction over it and that it was never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister-state judgment. The Company also contends that Kane Corte's allegations are without merit and that his desire to return the machines is a result of his failed business practices. The Company has initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. The Company believes that it will be successful in these actions to set aside the judgments. The Company further believes that it has meritorious defenses to each of the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.

NOTE 3: STOCKHOLDERS EQUITY

     On December 5, 2001 the Company issued 10,000 shares of the Company's common stock valued at $22,000 to one of its shareholders for payment toward consulting services performed. An expense of $22,000 was recognized during the quarter ended February 28, 2002. The shares of common stock were issued at fair market value.

     In December 2002, the Company in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, completed a private placement of its securities. The Company sold nine (9) units for gross proceeds of $225,000. Each unit was comprised of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock. Ten thousand (10,000) warrants are initially exercisable to purchase one warrant share each at an initial exercise price of $1.50, five thousand (5,000) warrants at $2.50 and five thousand (5,000) warrants at $4.75. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $139,244 recognized in conjunction with the warrants issued in this offering.

     In January 2002, the Company in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, completed a private placement of its securities. The Company sold nine (8) units for gross proceeds of $200,000. Each unit was comprised of 13,298 shares of common stock and warrants to purchase 6,250 shares of common stock. The warrants are initially exercisable to purchase one warrant share each at an initial exercise price of $1.88. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $33,292 recognized in conjunction with the warrants issued in this offering.

     In February 2002, the Company, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 3 units at an aggregate of $75,000 of its securities to 2 foreign investors. Each unit comprised of (i) 16,667 shares of Common Stock and (ii) 2,500 common stock purchase warrants.
The warrants have an exercise price of $1.70 per share and are exercisable for five years. During the quarter ended February 28, 2002 there was a deemed dividend expense of $8,397 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of the Company's Austrian subsidiary.

     Effective February 22, 2002, we completed a private placement of our securities with one of our shareholders. GunnAllen Financial Corp, a registered broker dealer, served as placement agent for the transaction, which was intended to comply with Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D thereunder. We sold a unit for gross proceeds of $750,000. The unit was comprised of 576,923 shares of common stock and warrants to purchase 150,000 shares of common stock. Each warrant is initially exercisable to purchase one share at an initial exercise price of $1.50. In addition, we paid a commission of 8% of the gross proceeds to GunnAllen Financial Corp and issued to GunnAllen Financial (or its affiliates) an aggregate of 40,000 common stock warrants with an exercise price of $1.50 per share. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $123,077 recognized in conjunction with the warrants issued in this offering. The Company received net proceeds of $685,000 in conjunction with this offering.

     During the quarter Ended February 28, 2002, there were 1,365,860 share of common stock issued in conjunction with preferred stock conversions. There were a total 270,000 shares Series B Preferred Stock, 25 shares of Series D Preferred Stock and 5 shares of Series F Preferred Stock surrendered.

NOTE 4: RELATED PARTY TRANSACTIONS

     In the fiscal quarter ended February 28, 2002, the Company obtained short-term loans of an aggregate principal amount of $68,000 from Bruce Korman who is a affiliate of the Company; furthermore Mr. Korman also serves as Chief Executive Officer and Chairman of the Board of Directors. The loan was a short-term loan and as of March 31, 2002 has been repaid in full. In the previous quarters the Company had obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on the Company's Board. The total amount of this loan is still outstanding. Furthermore as of February 28, 2002, the Company had $61,308 in arrears in salary to Mr. Korman.

NOTE 5: SHORT-TERM DEBT

     In 1997 the Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The Company and GE Capital had negotiated a waiver agreement as of September 13, 2001 pursuant to which GE Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) the Company granted GE Capital a lien on all of its assets
(ii) the Company paid GE Capital 60% of all proceeds from the sale of its CoinBank machines (iii) the Company obtained subordination agreements from all of its noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of GE Capital (See Note 6) (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. As of February 28, 2002 the Company owes $3,756,070, which includes the principal, financing fees and unpaid interest. Although the Company is currently trying to obtain an extension from GE Capital to obtain subordination agreements from all of its noteholders, since the Company was unable to deliver all required subordination agreements by December 30, 2001 the Company is in default of the waiver agreement.

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

     Since July 31, 2001 the notes have been in default, however the Company has made an offer to the noteholders to restructure the debt. Under the offer, the notes would be extended for two (2) years to July 2003 and the noteholders will surrender all old warrants priced at $13.50 per share and will receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately and have a life of 5 years and are exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. To date the Company has received executed Acceptance Letters from thirty-two (32) of the forty-eight (48) noteholders, which modify the terms of the original Promissory Notes. The Company is engaged in discussions with the remaining sixteen (16) noteholders to finalize modifications of their Notes. The Company has received commitments of $2,162,000 of the notes, which represents approximately 65% of the total notes outstanding. As of February 28, 2002 the Company has accrued $560,873 in interest payable on the notes.

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

Information on the Company's business segments for the three and nine months ended February 28,

                                       Three Months        Three Months        Nine Months       Nine Months
                                          Ended               Ended              Ended              Ended
                                       February 28,        February 28,        February 28,      February 28,
                                           2002                2001                2002              2001
                                       -----------         -----------        -----------       -----------
Gross Revenues                         $ 4,745,888         $ 5,874,652        $10,183,296       $19,695,716

Net Revenues and Sales:
  Cash processing                           69,823              80,104            152,563           320,680
  Coinbank machines                              -              43,422             96,578           116,202
  EMMA                                           -                   -             10,000                 -
                                       -----------         -----------        -----------       -----------
                                            69,823             123,526            259,141           436,882
                                       ===========         ===========        ===========       ===========
Interest expense
  Cash processing                              650                  93              1,292            14,875
  Coinbank machines                          2,336                 779              7,007             9,380
  EMMA                                           -                   -                  -                 -

  Unallocated                              307,508             254,945            857,413           712,191
                                       -----------         -----------        -----------       -----------
                                           310,494             255,817            865,712           736,446
                                       ===========         ===========        ===========       ===========

Depreciation
  Cash processing                                                9,291                               22,647
  Coinbank machines                                              3,757                               12,872
  EMMA                                      65,989                   -             65,989                 -

  Unallocated                                                    5,516                               16,549
                                       -----------         -----------        -----------       -----------
                                            65,989              18,564             65,989            52,068
                                       ===========         ===========        ===========       ===========

Segment profit (loss)
  Cash processing                          (10,147)            (22,807)           (94,297)          (12,110)
  Coinbank machines                       (190,294)           (374,243)          (581,490)       (1,223,522)
  EMMA                                    (123,756)                  -           (123,756)                -
  Unallocated                             (690,507)           (692,285)        (1,759,297)       (2,015,930)
                                       -----------         -----------        -----------       -----------
                                        (1,014,704)         (1,089,335)        (2,558,840)       (3,251,562)
                                       ===========         ===========        ===========       ===========

Net identifiable assets:
  Cash processing                                -              33,270                  -            33,270
  Coinbank machines                      1,198,398           1,293,264          1,198,398         1,293,264
  EMMA                                   2,705,547           2,105,231          2,705,547         2,105,231
  Unallocated                            1,021,592             853,739          1,021,592           853,739
                                       -----------         -----------        -----------       -----------
                                         4,925,537           4,285,504          4,925,537         4,285,504
                                       ===========         ===========        ===========       ===========

NOTE 8:  DIVIDENDS PAID

     During the quarter ended February 28, 2002, the Company paid annual dividends on the Series B Preferred Stock, which were due and payable on June 30, 2001. Each share of Series B Preferred Stock was eligible for $0.40 per share in cash or at the discretion of the Company, in shares of common stock. The Company had a total liability of $120,000 and issued a total of 95,239 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

     In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will,"
" should," "seeks," "approximately", "intends," "plans," "pro forma," "estimates," or "anticipates" or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: significant and immediate need for capital, market acceptance of the Company's products, technological restrictions upon development, limited marketing experience, uncertainty of product development, including our EMMA technology, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements.

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

E-Commerce Message Management Architecture (EMMA) Transaction Processing System

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

     In December of 1997, the Company filed a patent application describing its transaction processing and networking technologies, which resulted in the issuance of patent, number 6,308,887, by the U.S. Patent and Trademark Office on October 30, 2001. The technology, which was later named EMMA (E-commerce Message Management Architecture), allows for the seamless integration of conventional ATM and credit card networks with non-bank networks and the Internet. The explosion of

Internet e-commerce has created, in management's opinion, a demand for EMMA's unique capabilities to provide advanced financial services on ATMs, POS (point of sale) terminals and wireless devices.

     Technological feasibility was achieved in September of 1999 and from that point forward all expenses related to the EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed. Furthermore the capitalization is being amortized over a seven (7) year period. During the quarter ended February 28, 2002 the Company recognized $65,989 in amortization expenses.

Commercial Cash Processing

     While the Company has, in recent years, expanded its operations into other technologies, it began and continues to do business as a cash processor through its National Cash Processors, Inc. subsidiary. Typically, currency is purchased in bulk at a discount of between 1% and 2% from face value. After counting, sorting and/or wrapping, the Company either promptly resells the processed currency at face value plus a small fee (approximately $10.00 per $1,000 worth of bills sorted) to a variety of customers, including armored car companies, or deposits it at face value at the Federal Reserve Bank for credit to the Company's account. The Company's contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expires on June 30, 2002 and there can be no assurance that LACMTA will renew the agreement, which may result in a significant reduction in the Company's gross and net revenue.

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

     During the fiscal year ended May 31, 2001, the Company's market analysis for self-service coin counting machines indicated that retailers were demanding higher profit margins from the operation of these devices than that was being offered through the "free-placement" business model. The Company concluded that its free-placement program should be supplanted by direct sales of these machines to retail store chains and removed substantially all of its free-
placement machines from operation, including the termination of   its agreement
with Shaw's Supermarkets. See "Legal Proceedings". Though the Company intends to complete certain potential direct sales of its coin machines, it intends to focus substantially all of its efforts and operations on the continued development and deployment of the EMMA technology.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2002, COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2001.

     Gross revenues include the value of the cash processed and CoinBank machine sales for the three months ended February 28, 2002, amounted to $4,745,888 compared to $5,874,652 for the quarter ended February 28, 2001. Gross revenues do not represent revenues under Generally Accepted Accounting Principles. Net revenues for the 2002 period decreased to $69,823 or 1.47% of gross revenues, compared to $123,526 or 2.10% of gross revenues for 2001 period. The decrease in net revenue was primarily attributable to the decrease in the amount of coin machines sold during the period. CoinBank machines sold in the quarter ended February 28, 2001 provided gross proceeds of $43,422 compared to zero for the same period this year.

     Cost of revenues for the three months ended February 28, 2002, was $32,389 compared to $80,377 for the quarter ended February 28, 2001. The decrease in direct costs was primarily the result of a decrease in the cost of coin machines sold. Included in cost of revenues is depreciation expense of $407 and $3,137 for the three months ended February 28, 2002 and 2001, respectively.

     Gross profit for the three months ended February 28, 2002 was $37,439 compared to a gross profit of $43,149 for the three months ended February 28, 2001. The decrease in gross profit was directly related to the decrease in CoinBank machines sold during the current quarter.

     Selling, General and Administrative expenses for the three months ended February 28, 2001, decreased to $663,409 compared to $858,103 for the three months ended February 28, 2001. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease was primarily attributable to significant decrease in wages expense and other administrative costs due to reduction of labor offset by an increase in software development costs. During the quarter ended February 28, 2002, $57,767 in software development costs were recognized compared to zero for the same period in 2001.

     Depreciation and amortization expenses for the three months ended February 28, 2002, and 2001, were $78,240 and $18,564, respectively. The increase was the result of the amortization of developments costs of 65,989 during the current quarter.

     Interest expense for the three months ended February 28, 2002 and 2001, was $310,494 and $255,817, respectively. The increase was primarily due to the increase in the interest expense recognized in relation to the fees amortized in conjunction with the deferment of G.E. Capital notes payable.

     As a result of the foregoing, net losses for the three months ended February 28, 2002 and 2001, were $1,014,704 and $1,089,335 respectively.

NINE MONTHS ENDED FEBRUARY 28, 2002, COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2001.

     Gross revenues include the value of the cash processed and CoinBank machine sales for the nine months ended February 28, 2002, amounted to $10,183,296 compared to $19,695,716 for the nine months ended February 28, 2001. Gross revenues do not represent revenues under Generally Accepted Accounting Principles. Net revenues for the 2002 period decreased to $259,142 or 2.54% of gross revenues, compared to $436,882 or 2.22% of gross revenues for 2001 period. The decrease in net revenue was primarily attributable to the decrease in the amount cash processed due to the Company's cash restraints.

     Cost of revenues for the nine months ended February 28, 2002, was $171,895 compared to $290,940 for the period ended February 28, 2001. The decrease in direct costs was primarily the result of a decrease in the amount of cash processed. Included in cost of revenues is depreciation expense of $9,554 and $14,908 for the nine months ended February 28, 2002 and 2001, respectively.

     Gross profit for the nine months ended February 28, 2002, was $87,247 compared to a gross profit of $145,942 for the nine months ended February 28, 2001. The decrease in gross profit was directly attributable to the decrease in cash processed from $19,695,716 for the nine-month period ended February 28, 2001 to $10,183,296 for the nine-month period ended February 28, 2000.

     Selling, General and Administrative expenses for the nine months ended February 28, 2002 decreased to $1,651,868 from $2,606,590 for the nine months ended February 28, 2001. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease was primarily attributable to significant decrease in wages expense and other administrative costs due to reduction of labor.

     Depreciation and amortization expenses for the nine months ended February 28, 2002, and 2001, were $128,507 and $52,068, respectively. The increase was the result of the amortization of developments costs of 65,989 during the current period.

     Interest expense for the nine months ended February 28, 2002 and 2001, was $865,712 and $736,446, respectively. The increase was primarily due to the increase in the interest expense recognized in relation to the fees amortized in conjunction with the deferment of G.E. Capital notes payable.

     Income taxes for the nine months ended February 28, 2002 and 2001 was zero and $2,400, respectively.

     As a result of the foregoing, net losses for the nine months ended February 28, 2002 and 2001, were $2,558,840 and $3,251,562 respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company continues to suffer recurring losses from operations as of February 28, 2002, and has not generated sufficient revenue producing activity to sustain its operations. The Company's auditors have included an explanatory paragraph in their report for the year ended May 31, 2001, indicating there is substantial doubt regarding the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future working capital requirement and launch new products, but may not be able to do so. Should the Company not be able to do so, it may have to curtail operations.

     The Company's capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. As of February 28, 2002, the Company had unrestricted cash and cash equivalents of $695,781 compared to $113,569 as of February 28, 2001. Also on February 28, 2002, the Company had a working capital deficit of $10,272,401 compared to $2,342,720 on February 28, 2001. The increase in working capital deficit is primarily the result of reclassifying the $3,756,070 of GE Capital debt (See note 5) and the $3,362,000 of Secured Convertible Promissory Notes (See note 6) to short term debt. There can be no assurance though that the remaining convertible debt will be successfully restructured. The Company's contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expires on June 30, 2002 and there can be no assurance that LACMTA will renew the agreement, which may result in a significant reduction in the Company's gross and net revenue.

     Since inception, the Company has satisfied its working capital requirements through limited cash flow generated from operations, the issuance of equity and debt securities, and various borrowings. As a result of various cost saving initiatives, the Company's current monthly operating costs are approximately $150,000, not inclusive of any principal or interest payments on outstanding debt. At March 15, 2002, the Company had cash and cash equivalents of $388,264.

     Net cash used by operating activities was $1,106,170 for the nine months ended February 28, 2002, as compared to net cash used by operating activities of $1,725,284 for the nine months ended February 28, 2001. The total decrease of $619,114 in net cash used by operating activities, during the 2002 period was primarily due to a decrease in net loss of $618,091 as well as increases in accrued interest of $480,375, non-cash deemed interest expense of $354,167 and other assets of $208,424 offset by decreases in receivables of $79,584, accounts payable of $879,262 and non cash compensation of $164,375.

     Net cash used in investing activities was $410,989 for the nine months ended February 28, 2002, as compared to $823,962 for the nine months ended February 28, 2001. The decrease in net cash used in investing activities was primarily attributable to a decrease in capitalized software cost of $445,230.

     Net cash provided by financing activities for the nine months ended February 28, 2002, was $2,212,940 as compared to $2,131,018 for the nine months ended February 28, 2001. The slight increase in net cash provided by financing activities for the 2002 period was primarily attributable to decreases in proceeds from the issuance of preferred stock of $1,574,500, proceeds from short term debt of $140,000 and bank overdraft of $200,860 offset by decreases in the repayment of long-term debt of $656,295 and increases in proceeds from the sale of common stock of $1,352,500.

     In 1997 the Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The Company and GE Capital had negotiated a waiver agreement as of September 13, 2001 pursuant to which GE Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) the Company granted GE Capital a lien on all of its assets
(ii) the Company paid GE Capital 60% of all proceeds from the sale of its CoinBank machines (iii) the Company obtained subordination agreements from all of its noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of GE Capital (See Note 6) (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. As of November 30, 2001 the Company owes $3,756,070, which includes the principal, financing fees and unpaid interest. Although the Company is currently trying to obtain an extension from GE Capital to obtain subordination agreements from all of its noteholders, since the Company was unable to deliver all required subordination agreements by December 30, 2001 the Company is in default of the waiver agreement.

     Since July 31, 2001 the notes have been in default, however the Company has made an offer to the noteholders to restructure the debt. Under the offer, the notes would be extended for two (2) years to July 2003 and the noteholders will surrender all old warrants priced at $13.50 per share and will receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately and have a life of 5 years and are exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. To date the Company has received executed Acceptance Letters from thirty-two (32) of the forty-eight (48) noteholders, which modify the terms of the original Promissory Notes. The Company is engaged in discussions with the remaining sixteen (16) noteholders to finalize modifications of their Notes. The Company has received commitments of $2,162,000 of the notes, which represents approximately 65% of the total notes outstanding. As of February 28, 2002 the Company has accrued $560,873 in interest payable on the notes.

     On December 5, 2001 the Company issued 10,000 shares of the Company's common stock valued at $22,000 to one of its shareholders for payment toward consulting services performed. An expense of $22,000 was recognized during the quarter ended February 28, 2002. The shares of common stock were issued at fair market value.

     In December 2002, the Company in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, completed a private placement of its securities. The Company sold nine (9) units for gross proceeds of $225,000. Each unit was comprised of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock. Ten thousand (10,000) warrants are initially exercisable to purchase one warrant share each at an initial exercise price of $1.50, five thousand (5,000) warrants at $2.50 and five thousand (5,000) warrants at $4.75. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $139,244 recognized in conjunction with the warrants issued in this offering.

     In January 2002, the Company in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, completed a private placement of its securities. The Company sold nine (8) units for gross proceeds of $200,000. Each unit was comprised of 13,298 shares of common stock and warrants to purchase 6,250 shares of common stock. The warrants are initially exercisable to purchase one warrant share each at an initial exercise price of $1.88. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $33,292 recognized in conjunction with the warrants issued in this offering.

     In February 2002, the Company, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 3 units at an aggregate of $75,000 of its securities to 2 foreign investors. Each unit comprised of (i) 16,667 shares of Common Stock and (ii) 2,500 common stock purchase warrants.
The warrants have an exercise price of $1.70 per share and are exercisable for five years. During the quarter ended February 28, 2002 there was a deemed dividend expense of $8,397 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of the Company's Austrian subsidiary.

     Effective February 22, 2002, we completed a private placement of our securities with one of our shareholders. GunnAllen Financial Corp, a registered broker dealer, served as placement agent for the transaction, which was intended to comply with Section 4(2) of the Securities Act of 1933, as amended. We sold a unit for gross proceeds of $750,000. The unit was comprised of 576,923 shares of common stock and warrants to purchase 150,000 shares of common stock. Each warrant is initially exercisable to purchase one share at an initial exercise price of $1.50. In addition, we paid a commission of 8% of the gross proceeds to GunnAllen Financial Corp and issued to GunnAllen Financial (or its affiliates) an aggregate of 40,000 common stock warrants at an exercise price of $1.50 per share. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $123,077 recognized in conjunction with the warrants issued in this offering. The Company received net proceeds of $685,000 in conjunction with this offering.

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

     Upon learning of this matter, the Company immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, the Company was granted a Temporary Restraining Order staying enforcement of the judgment. The Company contends that the Louisiana court had no jurisdiction over it and that it was never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister-state judgment. The Company also contends that Kane Corte's allegations are without merit and that his desire to return the machines is a result of his failed business practices. The Company has initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. The Company believes that it will be successful in these actions to set aside the judgments. The Company further believes that it has meritorious defenses to each of the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.

ITEM 2.   CHANGE IN SECURITIES

     On December 5, 2001 the Company issued 10,000 shares of the Company's common stock valued at $22,000 to one of its shareholders for payment toward consulting services performed. An expense of $22,000 was recognized during the quarter ended February 28, 2002. The shares of common stock were issued at fair market value.

     In December 2002, the Company in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, completed a private placement of its securities. The Company sold nine (9) units for gross proceeds of $225,000. Each unit was comprised of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock. Ten thousand (10,000) warrants are initially exercisable to purchase one warrant share each at an initial exercise price of $1.50, five thousand (5,000) warrants at $2.50 and five thousand (5,000) warrants at $4.75. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $139,244 recognized in conjunction with the warrants issued in this offering.

     In January 2002, the Company in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, completed a private placement of its securities. The Company sold nine (8) units for gross proceeds of $200,000. Each unit was comprised of 13,298 shares of common stock and warrants to purchase 6,250 shares of common stock. The warrants are initially exercisable to purchase one warrant share each at an initial exercise price of $1.88. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $33,292 recognized in conjunction with the warrants issued in this offering.

     In February 2002, the Company, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 3 units at an aggregate of $75,000 of its securities to 2 foreign investors. Each unit comprised of (i) 16,667 shares of Common Stock and (ii) 2,500 common stock purchase warrants.
The warrants have an exercise price of $1.70 per share and are exercisable for five years. During the quarter ended February 28, 2002 there was a deemed dividend expense of $8,397 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of the Company's Austrian subsidiary.

     Effective February 22, 2002, we completed a private placement of our securities with one of our shareholders. GunnAllen Financial Corp, a registered broker dealer, served as placement agent for the transaction, which was intended to comply with Section 4(2) of the Securities Act of 1933, as amended. We sold a unit for gross proceeds of $750,000. The unit was comprised of 576,923 shares of common stock and warrants to purchase 150,000 shares of common stock. Each Series H Warrants is initially exercisable to purchase one Warrant Share at an initial exercise price of $1.50. In addition, we paid a commission of 8% of the gross proceeds to GunnAllen Financial Corp and issued to GunnAllen Financial (or its affiliates) an aggregate of 40,000 common stock warrants at an exercise price of $1.50 per share. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $123,077 recognized in conjunction with the warrants issued in this offering. The Company received net proceeds of $685,000 in conjunction with this offering.

     During the quarter Ended February 28, 2002, there were 1,365,860 share of common stock issued in conjunction with preferred stock conversions. There were a total 270,000 shares Series B Preferred Stock, 25 shares of Series D Preferred Stock and 5 shares of Series F Preferred Stock surrendered.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

     In 1997 the Company entered into a credit agreement with GE Capital Corporation ("GE") pursuant to which the Company borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The Company and GE Capital had negotiated a waiver agreement as of September 13, 2001 pursuant to which GE Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) the Company granted GE Capital a lien on all of its assets
(ii) the Company paid GE Capital 60% of all proceeds from the sale of its CoinBank machines (iii) the Company obtained subordination agreements from all of its noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of GE Capital (See Note 6) (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. As of November 30, 2001 the Company owes $3,756,070, which includes the principal, financing fees and unpaid interest. Although the Company is currently trying to obtain an extension from GE Capital to obtain subordination agreements from all of its noteholders, since the Company was unable to deliver all required subordination agreements by December 30, 2001 the Company is in default of the waiver agreement.

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

Since July 31, 2001 the notes have been in default, however the Company has made an offer to the noteholders to restructure the debt. Under the offer, the notes would be extended for two (2) years to July 2003 and the noteholders will surrender all old warrants priced at $13.50 per share and will receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately and have a life of 5 years and are exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. To date the Company has received executed Acceptance Letters from thirty-two (32) of the forty-eight (48) noteholders, which modify the terms of the original Promissory Notes. The Company is engaged in discussions with the remaining (16) sixteen noteholders to finalize modifications of their Notes. The Company has received commitments for $2,162,000 of the notes, which represents approximately 65% of the total notes outstanding. As of February 28, 2002 the Company has accrued $560,873 in interest payable on the notes.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

NONE

(b)   Reports on Form 8-K

NONE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended February 28, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized the 22nd day of February 2002.


CASH TECHNOLOGIES, INC.


By:  /S/ Bruce Korman
----------------------------------------
Bruce Korman
President and Chief Executive Officer


By:  /S/  Edmund King
----------------------------------------
Edmund King
Chief Financial Officer