Form 10KSB
period 2002-05-31
CASH TECHNOLOGIES INC
filed 2002-09-13
CIK 1022964

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the fiscal year ended May 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the transition period from                     to

Commission File Number 001-15783

CASH TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Delaware	95-4558331
(State or other jurisdiction	(I.R.S. Employer
Of incorporation or organization)	Identification No.)

1434 W. 11th Street Los Angeles, CA 90015
(Address of principal executive offices) (Zip code)

(213) 745-2000
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $ .01 Par Value	American Stock Exchange

☒  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

        ☐  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        The Company’s gross revenues, for its fiscal year ended May 31, 2002, were $17,052,225 and its net revenues were $385,977. Gross revenue does not represent revenue under generally accepted accounting principles. See “Management Discussion and Analysis”.

On May 31, 2002, the aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $1.38 at which the stock was sold on such date was, approximately $8,196,226.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

On September 10, 2002, there were 6,084,533 shares of Common Stock, $ .01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August, 1995. Unless the context otherwise requires, references herein to “we,” “our” or “Cash Tech” refers to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation, incorporated in May, 1994, which became a subsidiary in January, 1996; CoinBank Automated Systems, Inc., a Delaware corporation, incorporated in November, 1995; and CoinBank Automation Handels GmbH, Salzburg, Austria incorporated in February, 1998. In December, 2001, we created a new subsidiary, Cintelia Systems Inc., a Delaware corporation and in June, 2002 we created another subsidiary CT Holdings, LLC., also a Delaware corporation of which we currently own 86.6%.

Our business model has evolved over the last three years from a business based upon currency processing in our Los Angeles facilities and retail coin processing through our CoinBank machines, to a business based upon our proprietary transaction processing technology called E-commerce Message Management Architecture, or EMMA. Although we intend to continue operations in our original two lines of business, much of our operations in the last three years have been refocused upon development of EMMA and marketing of this new transaction processing technology. We anticipate most of our future growth will be based upon EMMA, although there can be no assurance that we will be able to generate revenue from this business line and we have not generated any EMMA related revenue to date.

EMMA is designed to interface with our various e-commerce partners and to seamlessly connect with financial networks, particularly the four main channels through which trillions of dollars in commerce are transacted each year:

(1)  the ATM network;

(2)  the credit card network;

(3)  the Automated Clearing House (ACH) network; and

(4)  cash.

The EMMA transaction processing system allows individuals with no ATM card or credit card to access these four channels and obtain the expanded number of services that are offered through them, and not otherwise easily accessible. For consumers, EMMA will result in access to these services and products through ATM machines and Point of Sale terminals located at retail outlets, including supermarkets, general merchandisers and convenience stores and others. Utilization of EMMA will allow retail establishments such as grocery supermarkets, banks, brokerage firm offices, check cashing establishments and other commercial outlets to provide consumers with greater financial services which may result in increased revenues to such establishments. For every transaction processed through EMMA, we intend to receive a transaction fee.

Over the past fiscal year and since, numerous business milestones were achieved by the Company, including the following:

•	We were issued a U.S. patent for essential elements of our EMMA technology

•	We were issued a U.S. patent for critical components of our CoinBank coin counting machine

•	The EMMA software was deemed ready for market.

•	The BONUS™ bank check cashing application was created

•	Our CT Holdings subsidiary was formed to market BONUS

•	CT Holdings signed its first major marketing agreement with Netkey, Inc. to market BONUS to the banking industry in June, 2002

•
A supply agreement was signed with Diebold, Inc. in July, 2002 to permit Diebold to distribute our CoinBank machines to its customers and the first order of twenty CoinBank machines under the Diebold agreement was shipped

•	The Company’s first transaction revenue generating contract was signed with a Banco Popular division in August, 2002 for our mobile check cashing application

Evolution of Our Business

We commenced operations in two lines of business, namely, currency processing through our main office in Los Angeles and coin counting through machines placed in retail establishments, banks and other businesses. We continue to do business as a cash processor through our National Cash Processors, Inc. subsidiary. Typically, currency is purchased in bulk at a discount of between 1% and 2% from face value. After counting, sorting and/or wrapping, we either promptly resell the processed currency at face value plus a small fee (approximately $10.00 per $1,000 worth of bills sorted) to a variety of customers, including armored car companies, or deposit it at face value at the Federal Reserve Bank for credit to our account. We have ceased our coin and currency processing operations and do not intend to actively engage in the coin and currency processing business in the future. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. As of September 1, 2002 the Company does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers.

In 1995, we began our development of CoinBank® self-service coin counting machines, distributed through our CoinBank Automated Systems, Inc. subsidiary. The machines accept and count loose coin, then generate a receipt redeemable for the amount counted less a service fee of typically 7-9%. This receipt can then be exchanged for currency or goods. The machines provide individuals and small businesses with a convenient method for disposing of their accumulated loose coin without the need for pre-sorting or wrapping. An outgrowth of our CoinBank counting machine business was our development, commenced in 1996, of an enhanced version of an automated teller machine that was designated the ATM-X™. The ATM-X was designed to provide a range of services not typically offered by ATM machines, such as electronic bill payment, instant activated phone cards, event ticketing and others. As development efforts proceeded with the ATM-X machines, we discovered a significant market demand for such a product and the need to create a robust transaction processing system that could link the new ATMs with the worldwide financial networks in order to provide these new services to ATMs, kiosks and PCs.

As a result of our view of the need for a transaction processing system, in December of 1997, we filed a patent application describing our transaction processing and networking technologies. The technology, which is called E-commerce Message Management Architecture, and referred to as EMMA, allows for the seamless integration of conventional ATM and credit card (point-of-sale) networks with non-bank networks and the Internet. The explosion of convenient e-commerce has created, in management’s opinion, a demand for EMMA’s unique capabilities to provide e-commerce access from ATMs and Point-Of-Sale (POS) terminals, as well as increased security for financial transactions conducted over the public Internet. According to industry sources, more than 8.3 billion transactions were conducted by U.S. ATM cardholders alone last year. We intend to capture a modest fee for each transaction consummated on an EMMA-enabled ATM.

In December 2001, we incorporated a new subsidiary named Cintelia Systems, Inc. to market a suite of security products and provide professional services and custom development for specific security requirements, which are being marketed under the trade name PRISM™ (Predictive Identification and Security Manager). PrISM™ products use biometric and risk analysis technologies for critical security applications including physical security and high-risk financial transactions and our EMMA technology allows linkage between the computer and technology systems of various agencies and institutions. The need to reliably identify individuals and reduce identity fraud has been highlighted by the global war on terrorism. Biometric identification devices are useful in this effort; however they are only as useful as the data they acquire can be evaluated and managed. Therefore EMMA’s flexible architecture and rapid processing techniques gives, in management’s opinion, PrISM proprietary advantages over less sophisticated approaches. As a result of the events of September 11, 2001, various agencies of the federal government, including the Immigration and Naturalization Service (INS), the Federal Aviation Administration (FAA), the Office of Homeland Security, Department of Defense and others, including state and local agencies, are evaluating security technologies and systems to meet the extraordinary requirements created by these recent events. We are engaged in discussions with these agencies and other government entities through our Cintelia subsidiary to determine which products would best serve their evolving needs. There can be no assurance that we will be successful in negotiating any definitive agreement or transaction with these various entities.

In June 2002 we formed a subsidiary named CT Holdings, LLC to develop, market and implement EMMA-based banking applications. CT Holdings, LLC will bring BONUS(TM), a suite of self-service electronic banking services, including automated check cashing, to the marketplace. The BONUS software allows automated check cashing at bank branches using advanced ATMs. Powered by our EMMA software, BONUS uses proprietary optical character recognition (OCR), biometric identification and a sophisticated risk analysis engine to establish a user’s identity and authorize checks. CT Holdings will be financed separately from Cash Technologies and has received its first net proceeds of $368,000 from an existing Cash Technologies investor. The shareholder owns 13.4% while the Company owns 86.6% of CT Holdings, LLC. Furthermore, CT Holdings, LLC, and Netkey, Inc., the nation’s leading provider of self-service and kiosk software, signed a marketing agreement to provide financial transaction systems to banks nationwide. BONUS uses software from Netkey to provide system management capabilities.

EMMA Technical Description

The networks of banks, securities firms and retail establishments do not easily, if at all, communicate directly with each other because of a host of technological barriers. ATM machines are linked to systems developed over 30 years ago, and these systems do not allow for services other than the traditional functions of account access, funds disbursement, accepting deposits and limited bill payment. Additionally, the systems of service providers such as utility providers, or securities brokerage firms cannot interact with the ATM network. Thus, an ATM user (whether the machine is located in a traditional bank branch or other retail establishment) cannot obtain other services such as conducting stock trades and payment, or paying a utility bill.

EMMA is our proprietary financial transaction software and technology, which is based in our server systems, presently located in our Los Angeles facility. The EMMA platform implements a flexible message class format that allows for constructing multiple transactions and transaction types at a financial terminal, such as an ATM or Point-Of-Sale (POS) terminal, or other client device, such as wireless devices, including cellular phones and personal digital assistants (“PDAs”), and transmitting those as a single message or transaction request, to the EMMA Host. These messages can then be easily converted into message structures that are widely used in the financial industry.

The EMMA Host parses the EMMA Message from the client and prioritizes the enclosed transactions. The EMMA specification allows sophisticated relationships to be created between transactions that require inter-dependencies between the various legs of each transaction. The EMMA Host then manages each leg, or sub-transaction, individually. It also manages each sub-transaction as a separate communication process. For example, an electronic bill payment transaction might first require access to a customer’s bank account to verify available funds, then notification of the payment to the biller (through a remittance processor such as Checkfree) and finally the transfer of funds to the biller. In this example, each leg required management, routing and a distinct communication protocol.

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

Designed from the ground up to work in the institutional transaction processing environment, EMMA is robust, scaleable and reliable, expandable as needed to meet larger transaction flows as market demand for “advanced-function services” increases.

ATM-X(TM), POS-X(TM)

We have developed the client software for an enhanced version of an automated teller machine, designated the ATM-X and a POS terminal, designated POS-X. The software permits these devices to offer a full range of financial services not typically offered by ATMs and POS terminals, such as check cashing, electronic bill payment, instant activated phone cards, event ticketing and Internet products and services. In partnership with ATM manufacturer Diebold, Inc., in March 2000, we completed installation of the first ATM-X pilot at three stores owned by Rent Way. As of June 1, 2002, the machines are in operation and provide automated check cashing and ATM functions. As of August 31, 2001, the first POS-X terminals have been deployed at Popular Cash Express. There can be no assurance that third-party manufacturers, such as Diebold, continue to provide the hardware needed for the ATM-X and POS-X machines or that they or we, will be able to successfully market the software of these devices.

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

This disparity in infrastructure introduces limitations such as the need for more bandwidth and easier access. But bandwidth is only one problem. Each existing aging financial network transacts independently via specific industry protocols which by design prohibit the free flow of information from one network to another—e.g., the POS network only communicates within the POS network, ATM’s transact exclusively via the ATM network and neither can interface with the Internet. This problem becomes the significant stumbling block for the implementation of advances in security, network control and routing.

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

EMMA also utilizes TCP/IP, a common communication protocol for data transmission over networks, including the Internet. EMMA minimizes download time from the Internet by pre-loading graphics and static text on the ATM at certain intervals, storing the information on the ATM’s local hard disk drive. In the case of issuing movie tickets, for example, the ATM would download and store each day’s show times and prices in memory. Rather than access this information over the Internet each time someone requested tickets, the ATM is only required to access its own local memory. During a low-traffic period each day, the ATM will request a new download from the Internet.

MAC Systems for ATM transaction processing certified EMMA in February 2001. MAC, a division of Concord EFS, is a leading financial services firm, offering payment processing, transaction settlement, authorization, and funds transfer, and is one of the first transaction facilitators to build a network based on the TCP/IP protocol, the modern standard for data transmission over networks. Utilized by the Internet and built into most UNIX-based systems, TCP/IP is also recognized by a number of network operating systems that have their own protocols. EMMA was the first host-to-host financial transaction platform to utilize Concord’s new TCP/IP networks, theoretically giving Cash Tech access to every major ATM and POS card issuer in the world.

Our ATM-X™ and POS-X™ Terminals

We have developed the client software for an enhanced version of an automated teller machine, designated the ATM-X and a Point-of-Sale terminal, designated POS-X. The software permits these devices to offer a full range of financial services not typically offered by ATMs and POS terminals, such as check cashing, electronic bill payment, instant activated phone cards, event ticketing and Internet products and services. In partnership with ATM manufacturer Diebold, Inc., in March 2000, we completed installation of the first ATM-X pilot at three stores owned by Rent Way. As of September 1, 2002, the machines are providing automated check cashing and ATM functions. No POS-X terminals have yet been deployed.

Because they are linked to banks, ATMs are a natural partner in the marriage of traditional bank accounts, Internet accessibility, direct debit (bill payment), and other forms of e-commerce. Yet, while

ATMs represent one of the most ubiquitous remote devices for the delivery of real-time integrated financial and consumer products and services over the Internet, the medium has yet to be included in the e-commerce revolution.

Although cost and network deficiencies have impeded the three main ATM groups—manufacturers, owners and network operators—from rolling out enhanced equipment on a commercial scale, experimental ATM hardware that parallels other technological achievements has been developed. For instance, biometrics (speech, facial, and fingerprint recognition) and natural language recognition push the technology envelope, and can be found on today’s prototypical ATMs. High quality printers, sound cards, full motion video monitors, motion sensors, forgery detection, and the ability to “remember” each individual consumer’s preferences are other evolved characteristics of enhanced ATM architecture. The evolution of the ATM hardware will allow for greater availability of services, which EMMA is intended to support.

The ATM-X machines are designed to take advantage of EMMA’s capabilities to expand access throughout the financial network. For example, the ATM-X machines will allow the user to cash her paycheck by inserting the paycheck into the machine, then instruct the system how to distribute the funds. The consumer will be able to access her banking account to deposit the paycheck, distribute funds to pay bills, purchase movie tickets, or make stock transactions through her account at brokerage firms, and receive funds back. The consumer will be able to scan her utility bill into the ATM-X machine and direct payment to third parties such as a utility provider. The ATM-X machines, combined with EMMA, will expand the extremely limited traditional ATM functions of accessing an account, dispersing funds and moving funds between bank accounts. These functions will be available without the use of an ATM card.

We do not intend to manufacture or distribute any ATM machines, including the ATM-X machines. We have entered into strategic relationships with manufacturers such as Diebold, the largest US manufacturer of ATMs, to assist in the development of the ATM-X machines.

Commercial Cash Processing Services

Cash Processing Facility

Cash Technologies, Inc. operates a cash processing facility in Los Angeles, California, where it counts currency, which it purchases in bulk from Los Angeles Metropolitan Transit Authority at a small discount from face value. We then sort, wrap and resell the currency to various retail customers at face value plus a small fee or deposit it at face value at the Federal Reserve Bank for credit to our account. During the fiscal year ended May 31, 2002, Cash Technologies counted $16,908,289 and derived net revenues of $242,041 compared to $22,123,887 and $332,869, respectively for the fiscal year ended May 31, 2001. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. September 1, 2002 the Company does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers.

Cash Processing Security

Our operations are substantially dependent on maintaining the security of the currency transported to our facility and stored on our premises. Our currency processing facility is located in a secured building.

The physical security systems in place at our facility has been rated “AA” (the same top rating maintained by most bank and armored car cash vaults) by Underwriters Laboratories, Inc., which rating will remain effective until at least 2002, so long as we maintain our present monitoring procedures. Although we believe that we have in place adequate security systems and procedures to safeguard our currency, there can be no assurance that our systems and procedures will be sufficient to ensure against robbery, embezzlement or other losses.

We maintain insurance against losses on its premises, including those due to theft or embezzlement by independent contractors or our employees, up to an aggregate amount of $3,000,000. Though we believe that we can increase the amount of such coverage if needed with a corresponding increase in premium payments, there can be no assurance that such insurance will provide us with an adequate level of coverage in the event of any loss, or that it will be renewed or increased in the future as needed, on commercially reasonable terms or at all. Moreover, we may experience an unanticipated loss not covered by such insurance. Partially or completely uninsured losses, if of sufficient magnitude, could have a materially adverse effect on our business and results of operations. We also maintain insurance for off-site theft of coin from and damages to our CoinBank machines.

CoinBank Machines Business

CoinBank Machine Features

In December 1995, we commenced developing and marketing CoinBank machines, automated self-service coin counting and processing machines designed to accept and count loose coins for a fee. The CoinBank machine is a freestanding machine that incorporates hardware and electronic components and certain software. We have developed three different CoinBank machine models, with variations in coin storage capacity, customer interfaces and external appearance.

The CoinBank machine calculates the gross value of each batch of coins placed into it by a customer, deducts a percentage of the gross batch total (typically 7 1/2% to 9%) and prints out a receipt for the net amount. The customer can bring the receipt to a teller window in a financial institution, or cashier in the case of a retail location, for deposit to a bank account or in exchange for currency or goods. The CoinBank machine is also capable of being linked to the ATM network in order to permit customers to directly deposit funds to a bank account.

During the current fiscal year, our market analysis for self-service coin counting machines indicated that retailers were demanding higher profit margins from the operation of these devices than that is being offered through the “free-placement” business model. We concluded that our free-placement program should be supplanted by direct sales of these machines to retail store chains and removed substantially all of our free-placement machines from operation.

CoinBank Machine Assembly and Supply

We are dependent on third-party manufacturers for the production of the components incorporated into CoinBank machines and currently purchase substantially all of our requirements of specially designed or modified components from single source suppliers. We purchase certain of these components pursuant to open purchase orders placed from time to time in the ordinary course of business. Although we currently believe that alternative sources for these components are readily available, failure or delay by any manufacturer in providing components to us on commercially reasonable terms, or at all, in the absence of readily available alternative sources, could result in interruptions in our ability to continue its assembly and installations of CoinBank machines and have a material adverse effect on our operations.

We currently contract with one of our suppliers to fabricate the housing and integrate the components of CoinBank machines, including software that is proprietary to us.

Sales and Marketing

E-Commerce Message Management Architecture (EMMA) Transaction Processing System

EMMA is envisioned to link global financial systems together for the first time. Using the existing worldwide ATM, POS, Internet and financial services infrastructure, we expect to provide consumers with direct access to every major method of commerce, including Internet Commerce, from a single terminal or “e-appliance”. We envision producing revenues through the following methods: (1) transaction processing for third parties; (2) licensing EMMA to other financial services providers worldwide; and (3) advertising and the sale of transaction data. To date, no revenue has been generated through the EMMA technology.

In June 2002 we formed a subsidiary named CT Holdings, LLC to develop, market and implement EMMA-based banking applications. CT Holdings, LLC will bring BONUS(TM), a suite of self-service electronic banking services, including automated check cashing, to the marketplace. The BONUS software allows automated check cashing at bank branches using advanced ATMs. Powered by our EMMA software, BONUS uses proprietary optical character recognition (OCR), biometric identification and a sophisticated risk analysis engine to establish a user’s identity and authorize checks. CT Holdings will be financed separately from Cash Technologies and has received its first net proceeds of $368,000 from an existing Cash Technologies investor. The shareholder owns 13.4% while the Company owns 86.6% of CT Holdings, LLC. Furthermore, CT Holdings, LLC, and Netkey, Inc., the nation’s leading provider of self-service and kiosk software, signed a marketing agreement to provide financial transaction systems to banks nationwide. BONUS uses software from Netkey to provide system management capabilities.

In August 2002, we signed an agreement with Popular Cash Express, Inc. (“PCE”), a unit of Banco Popular parent Popular, Inc., to install our EMMA™ MFS™ (Mobile Financial Services) system on PCE’s mobile check cashing trucks. Under the agreement, PCE is responsible for installation and hardware costs and a per-transaction fee to Cash Tech for each check processed. The agreement provides for the parties to share the cost of a 120-day pilot, the successful conclusion of which would be followed by a rollout to PCE’s fleet of sixty (60) check cashing trucks in the Los Angeles area

Commercial Cash Processing and Coin Machines

Since inception, we have conducted only limited marketing activities and currently have limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. We conduct substantially all of our own marketing activities and may hire additional marketing personnel, including possibly independent contractors to assist it in marketing CoinBank machines. To date, we have conducted marketing of our cash processing services by means of press releases and articles in trade journals targeted at cash-intensive industries. Our marketing of CoinBank machines has consisted of entering into market testing arrangements with a limited number of financial institutions and retailers and attending certain industry shows. We intend to focus our future coin-machine marketing efforts on the sale of CoinBank machines rather than the free-placement/shared revenue model.

The Company has entered into an OEM arrangement to supply Diebold, Inc. with CoinBank machines for Diebold, to sell through its sales force. The first 20 machines under this relationship were shipped in August 2002. The Company believes that this relationship could result in significant revenues over the next 12-month period although there is no minimum sales requirement under the contract there can be no assurance that Diebold, Inc. will purchase more machines. The gross proceeds of this initial sale will be approximately $138,500.

Competition

EMMA—Electronic Message Management Architecture Transaction Processing System

There is intense growth in the development and distribution of off-premise (non-bank) financial services, particularly on ATMs, Point-Of-Sale (POS) terminals, specialty kiosks and other devices, including cellular phones and wireless PDAs. Most of this equipment has a limited user interface, although recent equipment models have high-powered, graphical user interfaces. Many support peripherals for dispensing new financial products. While there are a number of companies who have developed transaction processing solutions for specific applications, such as check cashing, event or airline ticketing, prepaid phone cards, etc, we are not aware of any competitor that has our plan to provide “advanced function” transaction processing services as its core business. There are no assurances that the market will accept our method of processing or operations. There can be no assurance that another data processing company with greater financial or technical resources will not develop software competitive with EMMA and make our products and services less attractive to prospective customers.

Coin Machines

We are aware of only one company, Coinstar, Inc., that offers self-service coin counting machines for distribution to the U.S. retail industry. To our knowledge, unlike our approach, in which CoinBank machines are sold, this competitor focuses marketing efforts on installing “free placement” machines. This competitor has installed a large number of machines throughout the United States, and in some cases; such installations are near where we have installed or may seek to sell CoinBank machines. There can be no assurance that potential purchasers of CoinBank machines will not prefer to employ this competitor’s “free placement” machines. Moreover, there can be no assurance that other companies are not developing or will not seek to develop functionally equivalent products or services for the disposal of large amounts of coins in the future. Certain of the potential competitors may have substantially greater financial, personnel, marketing and other resources than us. In addition, there are many companies in the coin processing industry that have the expertise and resources that may encourage them to develop and market products or services that compete with CoinBank machines or that would render CoinBank machines obsolete or less marketable. Moreover, potential customers may elect to establish their own facilities for counting and processing coins or utilize other methods, which they believe to be less costly or possess other advantages over CoinBank machines. There can be no assurance that we will be able to compete successfully.

Intellectual Property

Although we have received U.S. Patents with respect to our CoinBank machine and EMMA Platform, there can be no assurance that these patents will afford the Company any meaningful protection. Any or all claims of a patent can be invalidated even after its issuance through litigation and other administrative procedures. If the Company failed to adequately defend such attacks, one or more of our claims or our entire patent(s) could be invalidated and of no further value to the Company. We rely on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of certain software developed by it and used primarily in its cash processing operations (“Developed Software”). Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the Developed Software. Although we believe that the Developed Software and other software used in its operations does not infringe upon the rights of others, there can be no assurance that the Developed Software or such other software does not and will not infringe upon the patents or intellectual property rights of others. See “Risk Factors”-Litigation.

In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the Developed Software or such other software or refrain from using such software. There can be no assurance that we will have the necessary financial resources to defend any infringement claim made against us or to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on the Company. Moreover, if the Developed Software or other software used in our business is deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us.

We believe that product recognition is an important competitive factor and promotes the CoinBank name in connection with its marketing activities. We received United States trademark registration for the “CoinBank” name in September 1997. Although we are not aware of any claims of infringement or other challenges to our rights to use this trademark, there can be no assurance that our marks do not or will not infringe upon the proprietary rights of others or that our marks would be upheld if challenged. We have not applied for the trademark with respect to the EMMA trade name or any other trade name.

EMPLOYEES

As of May 31, 2002, we employed 18 employees and 3 contractors on a full-time basis, of which 6 were engaged in cash processing, 3 were engaged in facilities and security, 1 was engaged in customer service and sales, 4 were engaged in accounting and administration and 7 were engaged in system support and development. None of the Company’s employees are subject to collective bargaining agreements. We believe that our relations with our employees are good. In addition, we utilize the services of two offshore technical development groups, totaling approximately 3 engineers, for some of its software development activities.

RISK FACTORS

The following factors, in addition to those discussed elsewhere, should be considered carefully in evaluating our business and us. An investment in our securities is suitable only for those investors who can bear the risk of loss of their entire investment. Certain information included in this Form 10-K contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-information involves important known and unknown risks, uncertainties and other factors that could significantly affect our actual results, performance or achievement in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward looking statements made by us. The risks, uncertainties and other factors include, but are not limited to, those discussed in the “Risk Factors” section. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements which speak only as of the date the statement was made. See “Risk Factors.”

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

—	our significant and immediate need for working capital;

—	market acceptance of our products;

—	technological restrictions upon development;

—	our limited marketing experience;

—	the uncertainty of product development, including our EMMA technology,

—	our dependence upon new technology,

—	our need for qualified management personnel; and

—	the effect of competition.

Our success also depends upon economic trends generally, governmental regulation, legislation, and population changes. Investors are cautioned not to place undue reliance on forward-looking statements, which reflect management’s predictions only. We assume no obligation to update forward-looking statements.

In addition to historical information, the information included in this Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to the Company’s capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately, “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: significant and immediate need for capital, market acceptance of the Company’s products, technological restrictions upon development, limited marketing experience, uncertainty of product development, including our EMMA technology, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis and estimates only. The Company assumes no obligation to update forward-looking statements. See also the Company’s reports filed from time to time with the Securities and Exchange Commission pursuant to the Securities Act or the Exchange Act.

Risks Related to Our Financial Condition

We have a history of incurring losses, which have resulted in our independent accountants’ issuing opinions containing doubts about our ability to continue as a going concern.

We have incurred losses since our inception. For the last two fiscal years ended May 31, 2002 and 2001, we sustained net losses of $3,852,351 and $4,255,570, respectively. At May 31, 2002 we had a working capital deficit of $8,509,738 compared to $9,419,126 for the fiscal year ended May 31, 2001. On September 9, 2002, we had available cash of approximately $100,000. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in dire need for capital to continue to operate. We have been dependent on the proceeds of our initial public offering in July 1998, and private placements of our securities since then of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund development of the EMMA technology, our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2002 and 2001, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. During the current fiscal year, we have continued to generate losses and will continue to incur losses for the foreseeable future.

We have generated limited revenues since our inception, and do not expect to generate significant revenues within the next fiscal year. For the fiscal year ended May 31, 2002 and the fiscal year ended May 31, 2001, we had net revenue of only $385,977 and $491,180, respectfully.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

For the fiscal years ended May 31, 2002 and 2001, we had outstanding liabilities of approximately $11,639,924 and $9,596,006 respectfully, which debts we are unable to repay. In the event that our plans or assumptions relating to our operations change or prove to be inaccurate or if the net proceeds of future private placements or other public offerings together with revenues generated from operations prove to be insufficient (due to, among other things, unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for our products and services, inability to successfully market its products, or other unforeseen circumstances), we could be required to seek other alternatives. We currently require and expect over the next fiscal year to continue to need substantial additional capital in order to continue operations. There can be no assurance that additional financing from any source will be available to us when needed, on commercially reasonable terms, or at all. To the extent that we obtain additional financing through the issuance of additional equity securities, any such issuance may involve substantial dilution to our then-existing stockholders. Additionally, to the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed, will have a material adverse effect on us that could require us to significantly curtail or possibly cease our operations. We have notes outstanding of approximately $3,661,674 principal amount, of which approximately $1,075,000 are in default. We also owe approximately $3,809,778 to G.E. Capital, which we are also unable to repay at this time on the original terms. There can be no assurance that G.E. Capital or the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our patented technology.

Any additional financing that we may obtain may substantially dilute the interests of our shareholders.

To the extent that we obtain additional financing through the issuance of additional equity securities in the future, any such issuance may involve substantial dilution to our then-existing stockholders. Additionally, to the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed will have a material adverse effect on us that could require us to significantly curtail or possibly cease our operations.

We may not fully recover the carrying value of our CoinBank machines held for sale.

We currently are holding for sale approximately 295 CoinBank machines, which have a carrying value of approximately $1,029,292 at May 31, 2002. After reviewing the carrying value of these machines it was determined that an accounting impairment exists. We have taken an impairment charge in the fiscal year ended May 31, 2002 for the carrying value of our CoinBank machines. Impairment on coin machines was $79,245. The impairment was taken due to low inventory turnover for the coin machines. In future periods, additional impairment may be taken based of future sales of coin machines. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. During the fiscal year ended May 31, 2002 we sold 19 of these machines for $130,355 and we are currently attempting to identify parties interested in acquiring the remaining units.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to shareholders in the event of liquidation.

We have previously granted security interests in all of our assets to various lenders, including the holders of the notes in the principal amount of $3,661,674 issued in our placement, which was completed in January 2000, and liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997. The General Electric loan is secured by certain of our CoinBank machines. As of May 31, 2002, we were indebted to General Electric Capital Corporation in the amount of approximately $3,809,778 including interest, all of which was in default. Due to a technical default by us on our secured obligations, a secured creditor could declare our indebtedness due and foreclose on the assets securing the defaulted indebtedness. As a result of the existing liens, we are unable to further obtain credit by securing our assets. Further, as a result of the security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock.

We are dependent upon revenue generated through our Los Angeles County Metropolitan Transportation Authority and our current contract expired in June 2002.

A majority of our revenue for the last three fiscal years was derived from our agreement with the Los Angeles County Metropolitan Transportation Authority. During the fiscal year ended May 31, 2002, Cash Technologies counted $16,908,289 and derived net revenues of $242,041 compared to $22,123,887 and $332,869, respectively for the fiscal year ended May 31, 2001. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. As of September 1, 2002 the Company does not have any cash processing customers. September 1, 2002 the Company does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers.

Risks Related to Our Coin Processing and CoinBank Businesses

If our products and services do not achieve market acceptance, our business will be harmed.

The demand for and market acceptance of our coin and currency processing services are also subject to a high level of uncertainty. If we do not realize market acceptance of these products, our business will be seriously harmed. Commercial establishments and individuals may elect to utilize other methods which they believe to be less costly or possess other advantages over our cash processing services, including establishing their own cash counting and processing operations, or otherwise refraining from seeking to dispose of excess cash.

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

We are dependent on third-party manufacturers.

We are substantially dependent on the ability of the independent contractors we hire to build our CoinBank machines. We do not manufacture our CoinBank machines. As a result, we are dependent upon third parties for the manufacture of our machines, we cannot control the price or timing of availability of machines for resale and this reliance upon third parties may affect our ability to market and sell the machines to our customers at a competitive price or to satisfy delivery requirements demanded by our customers.

We are in litigation with a supplier of technology related to our CoinBank® machines.

We have commenced a lawsuit against Geld Bearbeitungs Systeme GES.M.B.H., an Austrian entity which had been manufacturing certain of our CoinBank® machines. Pursuant to licensing and manufacturing services and distribution agreements with Geld, we have the exclusive worldwide right, except for sales to certain Austrian financial institutions, to use the technology, which is incorporated in the equipment, manufactured by this supplier. We had previously entered into a letter of intent to acquire Geld to secure our access to the exclusive technology and certain disputes have arisen regarding the acquisition and licensing agreements between the parties. We instituted the suit to enforce certain licensing rights under our agreements and to enforce the acquisition letter of intent. The termination of our agreement with Geld would likely lead to the termination of our exclusivity with respect to such technology.

We have a limited customer base and the loss of any present customers would have an adverse effect on our operations.

Our contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. As of September 1, 2002 the Company does not have any cash processing customers. The loss of this contract in the absence of significant additional customers or contracts may have a material adverse effect on our financial condition and results of operations. We may not be able to lessen our dependence on a limited number of customers for a substantial portion of our revenue.

We may not successfully compete with our competitors.

The financial transaction processing industry is crowded with well-established companies, large and small. While companies such as Deluxe, Concord EFS, Total Systems and others have focused on conventional ATM and POS and related transactions, if these firms were to make a concerted effort to develop an advanced function system comparable to EMMA they might prevent or reduce our ability to effectively market EMMA successfully. We believe that its development advantage and proprietary technologies will permit it to penetrate the market effectively, but there is no assurance that larger or better established transaction processing firms will not offer competing products in the future that preempt our efforts.

Risks Related to Our EMMA Based Technology Businesses

Our products may not perform reliably in extensive applications.

As of May 31, 2002, we had test-marketed only 4 EMMA-driven ATM-X/POS-X machines and have derived substantially no revenue from our EMMA based business. To date we have not installed a base of EMMA-driven ATM-X/POS-X machines or PrISM systems upon which we can base reliable predictions about the reliability or functionality of those technologies. Although such systems and machines have performed reliably to date at their current installations in our laboratory, upon widespread commercial use they may not satisfactorily perform all of their intended functions or may not prove reliable in extensive utilization. Software and other technologies that are incorporated into our products are complex and may contain errors, which will only become apparent subsequent to widespread commercial use. Remedying such errors could require the expenditure of a substantial amount of money and could also result in significant delays in installing or selling our products, which could have a material adverse effect on us. We anticipate that we will continue to seek to upgrade and enhance both the hardware and software components of our products. Such upgrading and enhancement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs. Further, our EMMA systems may not satisfactorily perform all of its intended functions or will prove not to be reliable in extensive utilization.

Competing products and services could render our technologies obsolete.

In addition, our EMMA platform will compete with existing automated teller machines and services offered by financial institutions and other companies that may provide services similar to those offered by EMMA. Competitive technologies may render our products and services obsolete or less marketable.

If our EMMA Technology does not achieve market acceptance, our business will be harmed.

In marketing our products and services, we are attempting to change the traditional methods by which people obtain financial services and access the Internet. Accordingly, the demand for these services is subject to a high level of uncertainty. If we do not realize market acceptance of these products, our business will be seriously harmed. The results of the use of EMMA when deployed may not be well received and prior results of use may not be indicative of future market acceptance of our products or services. Commercial establishments and individuals may elect to utilize other methods, which they believe to be less costly or possess other advantages over EMMA. Achieving market acceptance for EMMA will require substantial marketing efforts and the expenditure of a significant amount of funds to inform various targeted customer groups of the perceived benefits and cost advantages of EMMA. To date, we have not generated any revenue from our EMMA based technology.

Our limited marketing capabilities may hinder our growth.

Since inception, we have conducted only limited marketing activities and currently have limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. Accordingly, our marketing efforts may not result in significant initial or continued market acceptance, may not develop a market for our EMMA system and may not succeed in positioning EMMA as a preferred method of processing “advanced function” transactions. Further, our current marketing plans are subject to change as a result of a number of factors, including changes in market conditions and the nature of the marketing requested or provided by prospective users of EMMA.

The expansion of our EMMA based business is uncertain.

To date, we have generally been dependent on processing coins and currency purchased directly from third parties (other than through CoinBank® machines) to generate substantially all of our revenues. We intend to increase our current level of CoinBank marketing, but with an emphasis on marketing our EMMA based services. Expansion of our operations will be largely dependent upon our ability to successfully market and distribute EMMA-driven transaction processing services; hire and retain skilled technical, marketing and other personnel; establish and maintain satisfactory relationships with banks and retail businesses; and achieve significant market acceptance for the use of advanced function services. We may not be able to successfully implement our business plan and unanticipated expenses, problems or technical difficulties may occur which would result in material delays in its implementation. Our prospects could be adversely affected by a decline in the economic prospects of particular individual or commercial customers or segments of cash-intensive markets, which could result in reduction or deferral of requirements for coin processing services or the use of EMMA services by prospective customers. We may not be able to achieve significant market acceptance of advanced function transactions, achieve significant penetration in new geographic markets or successfully expand our operations.

Our new business line, Prism™ is an outgrowth of the events of September 11, 2001, and the newly recognized need for enhanced security and identification capabilities. These relatively new industries may be considered an emerging market. As such, no one has substantial sales in this market. There can be no assurance that we will be able to capitalize on the opportunities in this market, or that the perceived level of demand for these types of products will be as high as anticipated.

We may not successfully compete with our competitors.

We have only recently introduced our Prism™ line of business, which is based in part upon our EMMA Technology and is intended to consist of a suite of security products and provide professional services and custom development for specific security requirements. PrISM™ products use biometric and risk analysis technologies for critical security applications including physical security and high-risk financial transactions. There are other companies involved in this field of business, including Eyeticket Corporation, Viisage Technologies, Visionics Corporation and Identix, all of whom may be more established in the industry and may be better financed. There can be no assurance that we will be able to compete with these companies, or other entrants in the field.

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

We are dependent on third -party manufacturers and on independent contractors, whose nonperformance could harm our business.

We are substantially dependent on the ability of the independent contractors we hire to provide software engineering for our EMMA technology. Any contractor that we utilize or may utilize may not have sufficient capacity to satisfy our needs during any period of sustained demand. The loss of services of independent contractors could disrupt our business. Furthermore, the EMMA system will access networks, which are owned and operated by third parties. The failure or unavailability of these networks could have a material adverse effect on us. The EMMA system is designed to be distributed through equipment, such as ATMs manufactured and distributed by third parties. Although we believe that a number of sources for this equipment are available, failure or delay by any manufacturer in providing such equipment to location operators could result in interruptions in our ability to deploy EMMA-based transactions and could have a material adverse effect on our operations.

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

Risks Related to Government Regulation and Patent and Licensing matters

Uncertainty of patent and trademark protection.

Although we have received U.S. Patents with respect to its EMMA Platform, there can be no assurance that these patents will afford us any meaningful protection. We intend to rely primarily on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of software developed by it and used primarily in its coin processing operations. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the software we have developed. Although we believe that our use of the software we developed and other software used in its operations does not infringe upon the rights of others, our use of the software we developed or such other software may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the software we developed or such other software or refrain from using such software. We may not have the necessary financial resources to defend any infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us. Moreover, if the software we developed or any other software or hardware used in our business is deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us. We received United States trademark registration for the “CoinBank®” name in September 1997. Although we are not aware of any claims of infringement or other challenges to our rights to use this trademark, there can be no assurance that our marks do not or will not infringe upon the proprietary rights of others or that our marks would be upheld if challenged.

Risks Related to Our Management

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

We are controlled by our management.

Mr. Korman and Mr. Miller, and their respective affiliates, beneficially own, in the aggregate, approximately 23.5% of our outstanding common stock. As a result, they are and will be in a position to act together to effectively control us, elect our directors, cause an increase in the authorized capital or the dissolution, merger or sale of our assets, and generally direct our affairs.

Our directors and officers have limited personal liability.

Our Certificate of Incorporation includes provisions to limit, to the full extent permitted by Delaware law, the personal liability of our directors for monetary damages arising from a breach of their fiduciary duties as directors. In addition, our By-Laws require us to indemnify any of our directors, officers, employees or agents to the full extent permitted by Delaware law. As a result of such provisions in our Certificate of Incorporation and the By-Laws, stockholders may be unable to recover damages against our directors and officers for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties. This may reduce the likelihood of stockholders instituting derivative litigation against directors and officers and may discourage or deter stockholders from suing our directors, officers, employees and agents for breaches of their duty of care, even though such an action, if successful, might otherwise benefit us and our stockholders.

Risks related to Our Securities

The future sale of our currently outstanding restricted stock may depress our stock price.

As of September 6, 2002, we had 6,084,533 shares of common stock outstanding, of which approximately 2,379,484 shares of common stock are freely tradable without restriction or further registration under the Securities Act of 1933, as amended. All of the remaining 3,705,049 shares of common stock outstanding are restricted securities as that term is defined under Rule 144 promulgated under the Securities Act. A significant portion of these 3,705,049 shares may be sold pursuant to Rule 144. In the event that all of the warrants and other convertible securities for which shares are registered under the SB-2 filed by the Company on June 18, 2002 with the SEC are exercised, an additional 5,259,235 shares will be outstanding. The sale of these shares of common stock may have a depressive effect on the market prices prevailing from time to time. This could impair our ability to raise capital through the sale of its equity securities.

The American Stock Exchange may delist our securities.

Our common stock is listed on American Stock Exchange. The American Stock Exchange granted us an exemption from its original listing requirements in order for our common stock to be listed for trading. AMEX also reserves the right to delist an entity at anytime in its discretion. Among other criteria when determining whether or not to delist a security, AMEX will consider the entity’s financial condition and operating results, the public distribution of securities and other non-quantitative criteria. Our failure to meet these maintenance criteria in the future may result in the delisting of our common stock from AMEX, and trading, if any, in our securities would thereafter be conducted in the non-Nasdaq over-the-counter market. In addition, we are aware that we are not in accordance with AMEX rules regarding the holding of annual shareholder meetings. Further we have issued, in various private placements, securities, which AMEX may determine AMEX violated rules, which require shareholder approval for the issuance of securities, which may result in a number of shares, equal to 20% or more our outstanding securities. These potential rule violations, and possible others, may result in delisting of our Common Stock from AMEX. As a result of such delisting, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

If our common stock is delisted from the American Stock Exchange, we may be subject to the risks relating to penny stocks.

If our common stock were to be delisted from trading on the AMEX and the trading price of the common stock were to fall below $5.00 per share on the date the common stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Exchange Act. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

The price of our common stock has been, and may continue to be, volatile.

The market price of our common stock, like that of the securities of many other development stage biotechnology companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Since January 1, 2000, the sale price for our common stock, as reported by the American Stock Exchange and the Nasdaq SmallCap Market has fluctuated from a low of $0.50 to a high of $24.00. The market price of our common stock could be impacted by a variety of factors, including:

•	announcements of technological innovations or new commercial products by us or our competitors,

•	changes in government regulation and policies which may be undertaken with respect to security issues related to terrorism, privacy and other matters,

•	developments in the patents or other proprietary rights owned or licensed by us or our competitors,

•	matters related to our financial condition, including our ability to obtain necessary capital,

•	litigation, and

•	general market conditions in our industry.

In addition, the stock market continues to experience extreme price and volume fluctuations. These fluctuations have especially affected the market price of many biotechnology companies. Such fluctuations have often been unrelated to the operating performance of these companies. Nonetheless, these broad market fluctuations may negatively affect the market price of our common stock.

We have the discretion to issue additional shares of preferred stock with rights and preferences superior to those granted to holders of our common stock.

Our Certificate of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock, from time to time, in one or more series. Our board of directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock. The issuance of such stock could adversely affect the voting power of the holders of common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. As of May 31, 2002, we have authorized the issuance of 119,000 shares of Series A Preferred Stock, 400,000 shares of Series B Preferred Stock, 480,769 shares of Series C Preferred Stock, 25 shares of Series D Preferred Stock, 72 shares of Series E Preferred Stock and 5 shares of Series F Preferred Stock.

ITEM 2.    DESCRIPTION OF PROPERTY

We do not own any real estate. We lease approximately 13,000 square feet of space at 1434 West 11th Street, Los Angeles, CA, which we use for our executive offices and coin processing facility from Prime Financial Partners, Ltd., an affiliate of Messrs. Korman and Miller. The lease agreement expired in

September 2002 and we currently rent the facility on a month-to-month basis at a monthly rate of $5,618. We believe that our facilities are sufficient to accommodate our anticipated future requirements at the present time. See “Certain Relationships and Related Transactions.” As of May 31, 2002 we were $11,236 in arrears with our rent payments.

ITEM 3.    LEGAL PROCEEDINGS

Shaw’s Supermarkets has filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw’s locations in New England on a free-placement basis since June, 1999 and had been negotiating a settlement and termination agreement with Shaw’s to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw’s is claiming damages in excess of $75,000, for contract termination fees and reimbursements. We believe that the amount owed is approximately $55,000 and have accrued for the liability. Furthermore, we have potential claims against Shaw’s for damages to the machines. Although we intend to vigorously defend the suit if served, we may not be successful in our defense.

In December 1997, Vindex USA, Inc. filed a complaint against our CoinBank subsidiary, in the Superior Court of California, Los Angeles County seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by CoinBank. The court has entered judgment against CoinBank in favor of Vindex in the sum of $97,864.40.

We have commenced a lawsuit in Austria against Geld Bearbeitungs Systeme GES.M.B.H., an Austrian entity which had been manufacturing certain of our CoinBank machines. As previously described in our SEC Reports, we have a five year licensing and manufacturing services agreement with Geld. We had previously entered into a letter of intent to acquire Geld and certain disputes have arisen regarding the acquisition and licensing agreements between the parties. We instituted the suit to enforce certain licensing rights under our agreements and to enforce the acquisition letter of intent. Although we believe, based upon advice of our Austrian counsel, that we have a meritorious and strong claim, we may not be successful in our suit. Recently the Austrian Courts awarded us a 10% ownership interest in Geld resulting from a ruling adverse to one of its principals.

We are involved in a litigation titled Kane Corte, et al v. Cash Technologies, Inc. et al., (Case # 128256, 32/nd/ Judicial District Parish of Terrebonne, State of Louisiana). In August 2001, we first became aware that an entity to which we had sold 23 CoinBank machines in October 1999 had filed suit against us in Louisiana court and obtained a default judgment against us. The Louisiana judgment was issued on August 15, 2000 and rewarded the purchaser $230,000 in damages and ordered that the machines be returned to the Company. In March 2001, the purchaser obtained a sister-state judgment against us in California based on the judgment of the Louisiana court and a writ of execution was issued.

Upon learning of this matter, we immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, we were granted a Temporary Restraining Order staying enforcement of the judgment. We contend that the Louisiana court had no jurisdiction over it and that we were never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister- state judgment. We also contend that Kane Corte’s allegations are without merit and that his desire to return the machines is a result of his failed business practices. The Company has initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. The Company believes that it will be successful in these actions to set aside the judgments. The Company further believes that it has meritorious defenses to each of the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.

On July 10, 2002, Burns International Security Services (“Burns”) obtained a default judgment against the Company for $14,157.12 (the “Judgment”) for services Burns rendered to one of the Company’s affiliates. On August 15, 2002, the Company, not having received actual notice of the lawsuit before the Judgment was entered, filed a motion to set aside or vacate the Judgment. The court, on September 4, 2002, issued a tentative ruling in the Company’s favor granting the motion to set aside or vacate the Judgment. Burns has requested a hearing on the tentative ruling, and the hearing on the Motion is currently scheduled for September 18, 2002. The Company has objected to the action filed by Burns on the grounds that Burns did not notify the Company of the lawsuit, the amount claimed by Burns is excessive, and any amounts owed to Burns are payable by an unnamed affiliate, not the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to the shareholders during the fiscal year ended May 31, 2002. Also the Company did not have any meetings of shareholders in the fiscal year ended May 31, 2002 or the last three calendar years. Management intends to convene a shareholders meeting within the next three (3) to five (5) months.

PART II

ITEM 5.    MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock commenced trading on the Nasdaq-SmallCap Market on July 9, 1998. The Company’s Common Stock was not traded in any public securities market prior to July 9, 1998. On April 3, 2000, the Company’s common stock commenced trading on the American Stock Exchange under the symbol, “TQ”.

The following is the range of closing bid prices for the Common Stock for the periods indicated below:

Year Ending May 31, 2002		High	Low
Q1	June 1 - August 31	$2.100	$0.860
Q2	September 1 - November 30	2.600	0.850
Q3	December 1 - February 28	2.850	1.350
Q4	March 1 - May 31	2.100	1.200

Year Ending May 31, 2001		High	Low
Q1	June 1 - August 31	$8.125	$5.000
Q2	September 1 - November 30	7.250	2.875
Q3	December 1 - February 28	2.500	0.5625
Q4	March 1 - May 31	1.850	0.900

On September 12, 2002, the Company had a 52-week high and low price of $2.85 and $0.75, respectively.

Dividend Policy

The Company has never paid any dividends on the Common Stock and the Board of Directors does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. The Board of Directors currently intends to retain all available earnings (if any) generated by the Company’s operations for the development and growth of its business. The declaration in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board and will depend upon a variety of factors, including the earnings, capital requirements and financial position of the Company and general economic conditions at the time in question. Moreover, the payment of cash dividends on the Common Stock in the future could be further limited or prohibited by the terms of financing agreements that may be entered into by the Company (e.g., a bank line of credit or an agreement relating to the issuance of other debt securities of the Company) or by the terms of any preferred stock that are or may be issued and outstanding. During the fiscal year ended May 31, 2002, the Company paid dividends on outstanding Series B Preferred Stock of $120,000 with shares of the Company’s common stock.

Recent Sales of Unregistered Securities

In June 2001, we completed a financing of $250,000, comprised of 25 shares of Series D 8% Convertible Preferred Stock and 50,000 Series E Warrants. The financing was intended to comply with Section 4(2) of the Securities Act of 1933 as exempt from registration. The Series D Stock have annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series E Warrants have an exercise price of $1.36 per share. During the quarter ended August 30, 2001, there was a deemed dividend expense of $136,849 recognized in conjunction with the warrants issued in this offering. The Company received gross proceeds of $220,000, which has been used for operating activities. In February 2002, the 25 shares of Series D Preferred Stock were converted into 325,860 shares of the Company’s Common Stock.

In June 2001, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold an aggregate of $100,000 of its securities to 2 foreign investors Each investor purchased a $50,000 unit, each unit comprised of (i) 41,667 shares of Common Stock and (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. During the quarter ended August 30, 2001 there was a deemed dividend expense of $14,909 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of our Austrian subsidiary.

In August 2001, we completed an offering of 72 shares of Series E 8% Convertible Preferred Stock and 34,500 Series F Warrants. The financing was intended to comply with Section 4(2) Of the Securities Act of 1933 as exempt from registration. The Series E Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series F Warrants have an exercise price of $2.00 per share. The Company sold 72 units for gross proceeds of $180,000. During the quarter ended August 30, 2001 there was a deemed dividend gain of $19,603 recognized in conjunction with the warrants issued in this offering.

On August 31, 2001, we completed a financing of $500,000 in gross proceeds, with one of our shareholders, comprised of shares of Series F 8% Convertible Preferred Stock and Series G Warrants. The financing was intended to comply with Section 4(2) of the Securities Act of 1933 as exempt from registration. The Series F Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at our option. Each Series G Warrants is initially exercisable to purchase one Warrant Share at an initial exercise of $1.46 per share. We issued 5 shares of Series F Preferred Stock and 100,000 shares of Series G warrants. A total of $57,000 in commissions was paid in relation to this offering as well as an issuance of 50,000 shares of our common stock valued at $67,500 to Gunn Allen and associates. Furthermore, during the quarter ended August 30, 2001, there was a deemed dividend expense of $247,252 recognized in conjunction with the warrants issued in this offering. In February 2002, the 5 shares of Series F Preferred Stock were converted into 500,000 shares of the Company’s Common Stock.

During the quarter ended November 30, 2001 we issued 50,000 shares of our common stock valued at $50,000 to one of our EMMA developers for payment toward services performed. The issuance was intended to comply with Section 4(2) of the Securities Act of 1933, as amended in a transaction exempt from registration.

On December 5, 2001, we issued 10,000 shares of the Company’s common stock valued at $22,000 to one of our shareholders for payment toward consulting services performed. An expense of $22,000 was recognized during the quarter ended February 28, 2002. The shares of common stock were issued at fair market value.

In December 2001, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, completed a private placement of its securities. The Company sold nine (9) units for gross proceeds of $225,000. Each unit was comprised of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock. Ten thousand (10,000) warrants are initially exercisable to purchase one warrant share each at an initial exercise price of $1.50, five thousand (5,000) warrants at $2.50 and five thousand (5,000) warrants at $4.75. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $178,724 recognized in conjunction with the warrants issued in this offering.

In December 2001, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, completed a private placement of its securities. The Company sold eight (8) units for gross proceeds of $200,000. The Company issued 106,383 shares of common stock and 50,000 stock purchase warrants. The warrants are initially exercisable to purchase one Common Stock share each at an initial exercise price of $1.88. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $53,012 recognized in conjunction with the warrants issued in this offering.

In February 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 3 units at an aggregate of $75,000 of its securities to 2 foreign investors. Each unit comprised of (i) 16,667 shares of Common Stock and; (ii) 2,500 common stock purchase warrants. The warrants have an exercise price of $1.70 per share and are exercisable for five years. During the quarter ended February 28, 2002, there was a deemed dividend expense of $4,096 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of our Austrian subsidiary.

On February 22, 2002, we completed a private placement of our securities with one of our shareholders. GunnAllen Financial Corp, a registered broker dealer, served as placement agent for the transaction, which was intended to comply with Section 4(2) of the Securities Act of 1933, as amended. We sold a unit for gross proceeds of $750,000. The unit was comprised of 576,923 shares of common stock and warrants to purchase 150,000 shares of common stock. Each warrant is initially exercisable to purchase one share at an initial exercise price of $1.50. In addition, we paid a commission of 8% of the gross proceeds to GunnAllen Financial Corp and issued to GunnAllen Financial (or its affiliates) an aggregate of 40,000 shares of common stock warrants at an exercise price of $1.50 per share. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $187,341 recognized in conjunction with the warrants issued in this offering. We received net proceeds of $687,000 in conjunction with this offering.

In March 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 25,000 shares of Common Stock and; (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.70 per share and are exercisable for five years. A deemed dividend gain of $9,409 was recognized in relation to this offering.

In May 2002, the Company received proceeds of $6,750 for Series B warrants which were converted into 5,000 shares of the Company’s common stock.

In May 2002, the Company also received an additional $162,000 from Series B warrant holders to convert 120,000 warrants into 120,000 shares of the Company’s common stock. As of May 31, 2002 the shares have yet to be issued.

In May 2002, the Company also received $368,000 from one of its shareholders for an equity share in the Company’s subsidiary of CT Holdings, LLC. The shareholder owns 13.4% while the Company owns 86.6% of CT Holdings, LLC.

In June 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 33,333 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $2.00 per share and are exercisable for five years.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
     OPERATIONS

Overview

Cash Technologies, Inc., is a Delaware Corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to “us” or “we” refer to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation, incorporated in May 1994, which became a subsidiary of the Company in January 1996; CoinBank Automated Systems, Inc., a Delaware corporation, incorporated in November 1995; CoinBank Automation Handels GmbH, Salzburg, Austria incorporated in February, 1998; Cintelia Systems, Inc., incorporated in December, 2001 and CT Holdings, LLC incorporated in June 2002 of which the Company owns 86.6%.

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to have a high level of operating expenses, we will continue to be required to make certain up-front expenditures in connection with our proposed CoinBank machine sales effort and development of EMMA transaction processing system. We anticipate that losses will continue for the foreseeable future. Our expenses have exceeded net revenues since inception. For the fiscal years ended May 31, 2002 and 2001, we sustained net losses of $3.9 million and $4.3 million, respectively.

Gross profit for the year ended May 31, 2002, was $125,797 or 32.6% of net revenues, as compared to a $166,099 or 33.8% of net revenues for the year ended May 31, 2001. The decrease in gross profit was primarily attributable to a decrease in currency processed.

Technological feasibility of EMMA was achieved in September of 1999 and during the period from September 1999 to January 2002 all expenses related to the EMMA software development have been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product became available for sale to the market in January 2002 and all development costs totaling $141,301 since that date have been expensed.

Amortization commenced on January 1, 2002. The amortization was over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. The amortization period for capitalized software was changed to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002.

We record as revenue the service fee charged for coin and currency processed on behalf of a customer but not purchased by us. Gross revenues include the value of coin and currency processed and does not represent revenue under generally accepted accounting principles.

In 1996, we began our development of an enhanced version of an automated teller machine which was designated the ATM-X(TM). The ATM-X was designed to provide a range of services not typically offered by ATM machines, such as electronic bill payment, instant activated phone cards, event ticketing and others. As development efforts proceeded, we discovered the need to create a robust transaction processing system that could link the new ATMs with the worldwide financial networks in order to provide these new services to ATMs, kiosks and wireless devices. In December of 1997, we filed a patent application describing the transaction processing and networking technologies, which resulted in the issuance of patent, number 6,308,887, by the U.S. Patent and Trademark Office on October 30, 2001. The technology, which was later named EMMA (E-commerce Message Management Architecture), allows for the seamless integration of conventional ATM and credit card networks with non-bank networks and the Internet.

While we have, in recent years, expanded our operations into other technologies, we began and continue to do business as a cash processor through our National Cash Processors, Inc. subsidiary. Typically, currency is purchased in bulk at a discount of between 1% and 2% from face value. After counting, sorting and/or wrapping, we either promptly resell the processed currency at face value plus a small fee (approximately $10.00 per $1,000 worth of bills sorted) to a variety of customers, including armored car companies, or deposit it at face value at the Federal Reserve Bank for credit to our account. We currently generate revenues through the purchase of loose currency which is acquired in bulk at a small discount from face value and then counted, sorted, wrapped and re-sold primarily to a variety of retail businesses at face value plus a small fee or deposited to the Federal Reserve Bank for credit to our account.

We were awarded a contract to count, process and purchase currency for the Los Angeles County Metropolitan Transit Authority for the period from April 1, 1997 to March 31, 1999, for a fee of approximately 1% of all currency processed. The contract was renewed April 1, 2001 to May 31, 2002 and also extended to June 30, 2002. For the fiscal year ended May 31, 2002, the contract with the Los Angeles MTA accounted for approximately 100% of the revenue generated from our cash processing business. We record as revenue the service fee charged for the processing of currency pursuant to such contracts. From time to time, we may submit bids for additional similar contracts. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. As of September 1, 2002 the Company does not have any cash processing customers.

In 1995, we began our development of CoinBank® self-service coin counting machines, distributed through our CoinBank Automated Systems, Inc. subsidiary. The machines accept and count loose coin, then generate a receipt redeemable for the amount counted less a service fee of typically 7-9%. This receipt can then be exchanged for currency or goods. The machines provide individuals and small businesses with a convenient method for the disposing of their accumulated loose coin without the need for pre-sorting or wrapping.

During the fiscal year ended May 31, 2002, our market analysis for self-service coin counting machines indicated that retailers were demanding higher profit margins from the operation of these devices than that was being offered through the “free-placement” business model. We concluded that its free-placement program should be supplanted by direct sales of these machines to retail store chains and removed substantially all of our free-placement machines from operation. We are marketing the machines to other equipment manufacturer “OEM” customers (manufacturers of cash handling equipment), companies with existing equipment distribution and service channels and directly to retailers and financial institutions. Although we will continue our direct sales approach with respect to our CoinBank machines, we intend to focus substantially all of its efforts and operations on the continued development and deployment of the EMMA technology.

Revenues generated from CoinBank machines accounted for approximately 35% of net revenues for the fiscal year ended May 31, 2002, compared to approximately 65% of net revenues generated from currency processing and other services. Although there can be no assurance, we anticipate that the revenue associated with processing fees derived from EMMA transaction processing system will become the primary source of our future revenues.

Results of Operations

Fiscal Year Ended May 31, 2002, Compared to Fiscal Year Ended May 31, 2001

Gross revenues include the value of the coins and currency processed for the fiscal year ended 2002 and amounted to $17,052,225 compared to $22,735,599 for fiscal year 2001. The decrease in coin and currency processed was primarily attributable to a decrease in the number of cash processing customers and the decrease in MTA currency processed during fiscal 2002. As a result of the reduction in currency processed, net revenues, (as a percentage of gross revenues) for the fiscal year 2002, decreased to $385,977 or 2.3% of gross revenues compared to $491,180 or 2.2% of gross revenues for fiscal year 2001.

Cost of revenues for the year ended May 31, 2002, was $260,180 or 1.5% of gross revenue compared to $325,081 or 1.4% of gross revenue in fiscal year 2001. The decrease in direct costs was primarily the result of the decreased costs associated with servicing remote CoinBank installations and reduction in staff associated with these as well as the currency counting activities.

Gross profit for the year ended May 31, 2002, was $125,797 or 32.6% of net revenues, as compared to a $166,099 or 33.8% of net revenues for the year ended May 31, 2001. The decrease in gross profit was primarily attributable to a decrease in currency processed.

Selling, general and administrative expenses for the year ended May 31, 2002, decreased to $2,360,363 compared to expenses of $3,179,488 for the fiscal year 2001. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease in selling, general and administrative expenses is due to decrease in non-cash compensation and other costs due to cut backs in spending.

The Company has taken an impairment charge in the fiscal year ended May 31, 2002 for the carrying value of its CoinBank machines. Impairment on coin machines was $79,245. The impairment was taken due to low inventory turnover for the coin machines. In future periods, additional impairment may be taken based on future sales of coin machines. As of May 31, 2002 the coin machines were valued at $1,029,292.

Depreciation and amortization expenses increased to $304,325 during fiscal 2002 from $287,904 in fiscal 2001. The increase was primarily attributable to an increase in amortization expenses recognized during the 2002 fiscal year in relation to capitalized software offset by decrease in amortization expense related to the January 2000 debt-offering.

Interest expense for the fiscal years 2002 and 2001 was $1,231,814 and $953,323, respectively. The increase was primarily attributable to additional interest recognized in relation to the deferment of the GE Capital notes payable.

As a result of the foregoing, net losses for the years ended May 31, 2002 and 2001 were $3,852,351 and $4,255,570, respectively.

Fiscal Year Ended May 31, 2001, Compared to Fiscal Year Ended May 31, 2000

Gross revenues include the value of the coins and currency processed for the fiscal year ended 2001 and amounted to $22,735,599 compared to $42,301,355 for fiscal year 2000. The decrease in coin and currency processed was primarily attributable to a decrease in the number of coin processing customers and the decrease in MTA currency processed during fiscal 2001. This decrease was also a direct result of the Company’s reduction of certain low margin coin processing activities. As a result of the reduction in currency processed offset by the elimination of low margin coin processing customers, net revenues, (as a percentage of gross revenues) for the fiscal year 2001, decreased to $491,180 or 2.2% of gross revenues compared to $1,161,764 or 2.7% of gross revenues for fiscal year 2000.

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

Selling, general and administrative expenses for the year ended May 31, 2001, decreased to $3,179,488 compared to expenses of $4,973,344 for the fiscal year 2000. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease in selling, general and administrative expenses is due to decrease in non-cash compensation and other costs due to cut backs in spending. Included in selling, general and administrative expenses is non-cash compensation expense of $117,782 and $926,918 for the years ended May 31, 2001 and 2000, respectively. This was due to the Company issuing 31,159 shares of common stock in fiscal year 2000, in conjunction with the cashless exercise of stock options by the employees as well as issuing various warrants.

The Company has taken an impairment charge in the fiscal year ended May 31, 2000 for the carrying value of its CoinBank machines. Impairment on coin machines was $1,033,759. The impairment was taken due to low inventory turnover for the coin machines. In future periods, additional impairment may be taken based on future sales of coin machines. As of May 31, 2001 the coin machines were valued at $1,196,783.

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

Liquidity and Capital Resources

The Company’s capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At May 31, 2002, the Company had a working capital deficit of $8,509,738 compared to a working capital deficit of $9,419,126 for 2001. At September 6, 2002, the Company had a cash balance of approximately $100,000. The Company’s current monthly operating costs without any interest or principal payments on debt, amortization of warrants and depreciation expense; is approximately $150,000 per month. Since inception, the Company has satisfied its working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from stockholders of the Company. Furthermore, the Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. As of September 1, 2002 the Company does not have any cash processing customers.

The Company has entered into an OEM arrangement to supply Diebold, Inc with CoinBank machines for Diebold, Inc. to sell through its sales force. The first 20 machines under this relationship were shipped in August 2002. The Company believes that this relationship could result in significant revenues over the next 12-month period. The gross proceeds of this sale will be approximately $138,500.

In August 2002, we signed an agreement with Popular Cash Express, Inc. (“PCE”), a unit of Banco Popular parent Popular, Inc., to install its EMMA™ MFS™ (Mobile Financial Services) system on PCE’s mobile check cashing trucks. Under the agreement, PCE is responsible for installation and hardware costs and a per-transaction fee to Cash Tech for each check processed. The agreement provides for the parties to share the cost of a 120-day pilot, the successful conclusion of which would be followed by a rollout to PCE’s fleet of sixty (60) check cashing trucks in the Los Angeles area.

The Company’s independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2002, which indicated a substantial doubt as to the ability of the Company to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant’s letter.

Net cash used in operating activities was $1,926,946 for the year ended May 31, 2002, as compared to net cash used in operating activities of $1,887,142 for the year ended May 31, 2001.

Net cash used in investing activities was $425,751 for the fiscal year ended May 31, 2002, as compared to $1,173,695 for the fiscal year ended May 31, 2001. The dramatic decrease in net cash used in investing activities was primarily attributable to a decrease in capitalized software of $792,749.

Net cash provided by financing activities for the year ended May 31, 2002 was $2,772,402, as compared to net cash used of $2,705,473 for the year ended May 31, 2001. The amount of $2,772,402 primarily consists of proceeds from the sale of common stock of $1,335,000, proceeds from the sale of preferred stock of $775,500, proceeds from other equity placements of $530,000, and proceeds from short-term debt of $250,000.

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. As of May 31, 2002 we owed $3,809,778, which includes the principal, financing fees and unpaid interest. Although we are currently trying to obtain an extension from G.E. Capital to obtain subordination agreements from all of its noteholders, since we were unable to deliver all required subordination agreements by December 30, 2001 we are in default of the waiver agreement.

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of units, each unit comprised of a secured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 10% per annum and Series B Redeemable Warrants to purchase 5,000 shares of common stock. GunnAllen Financial, Inc., one of our investment bankers and an underwriter in our initial public offering, was engaged as placement agent for this offering. We received gross proceeds from this offering of $3,362,000 from the sale of 67.2 Units. As a result of this offering, we issued notes in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants The notes were originally convertible into our Common Stock at the conversion rate of $9.50 per share. The Series B Warrants were originally exercisable at a price of $13.00 per share. The notes were originally due and payable on July 31, 2001. The notes were secured by a first priority lien on all of our assets.

The offering was comprised of both debt and equity components. The debt offering had a beneficial conversion feature of $852,632, which was recorded as deemed interest. The warrants issued in conjunction with the debt created $316,500 of deferred interest expense, which has been fully amortized as of the fiscal quarter ended November 30, 2001.

Since July 31, 2001, the notes have been in default, however the Company has made an offer to the noteholders to restructure the debt. Under the offer, the notes would be extended for two (2) years to July 2003 and the noteholders will surrender all old warrants priced at $13.50 per share and will receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately and have a life of 5 years and are exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. To date, the Company has received executed Acceptance Letters from thirty-five (35) of the forty-eight (48) noteholders, which modify the terms of the original Promissory Notes. The Company is engaged in discussions with the remaining thirteen (13) noteholders to finalize modifications of their Notes. As of May 31, 2002 the Company has received commitments for $2,287,000 of the notes and an additional $300,000 after May 31, 2002, which represents approximately 77% of the total notes outstanding. As part of the restructuring process during the fiscal year ended May 31, 2002 the Company reclassified $299,674 of interest accrued as part of the reissued notes. As of May 31, 2002 the Company has accrued an additional $333,750 in interest payable on the notes. The Company recognized a deemed dividends expense of $253,730 in conjunction with this restructuring.

In June 2001, we completed a financing of $250,000, comprised of 25 shares of Series D 8% Convertible Preferred Stock and 50,000 Series E Warrants. The financing was intended to comply with Section 4(2) of the Securities Act of 1933 as exempt from registration. The Series D Stock have annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series E Warrants have an exercise price of $1.36 per share. During the quarter ended August 30, 2001, there was a deemed dividend expense of $136,849 recognized in conjunction with the warrants issued in this offering. The Company received gross proceeds of $220,000, which has been used for operating activities. In February 2002, the 25 shares of Series D Preferred Stock were converted into 325,860 shares of the Company’s Common Stock.

In June 2001, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold an aggregate of $100,000 of its securities to two (2) foreign investors. Each investor purchased a $50,000 unit, each unit comprised of (i) 41,667 shares of Common Stock and (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. During the quarter ended August 30, 2001 there was a deemed dividend expense of $14,909 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of our Austrian subsidiary.

In August 2001, we completed an offering of 72 shares of Series E 8% Convertible Preferred Stock and 34,500 Series F Warrants. The financing was intended to comply with Section 4(2) Of the Securities Act of 1933 as exempt from registration. The Series E Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series F Warrants have an exercise price of $2.00 per share. The Company sold 72 units for gross proceeds of $180,000. During the quarter ended August 30, 2001 there was a deemed dividend gain of $19,603 recognized in conjunction with the warrants issued in this offering.

On August 31, 2001, we completed a financing of $500,000 in gross proceeds, with one of our shareholders, comprised of shares of Series F 8% Convertible Preferred Stock and Series G Warrants. The financing was intended to comply with Section 4(2) of the Securities Act of 1933 as exempt from registration. The Series F Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at our option. Each Series G Warrants is initially exercisable to purchase one Warrant Share at an initial exercise of $1.46 per share. We issued 5 shares of Series F Preferred Stock and 100,000 shares of Series G warrants. A total of $57,000 in commissions was paid in relation to this offering as well as an issuance of 50,000 shares of our common stock valued at $67,500 to Gunn Allen and associates. Furthermore, during the quarter ended August 30, 2001, there was a deemed dividend expense of $247,252 recognized in conjunction with the warrants issued in this offering. In February 2002, the 5 shares of Series F Preferred Stock were converted into 500,000 shares of the Company’s Common Stock.

During the quarter ended November 30, 2001 we issued 50,000 shares of our common stock valued at $50,000 to one of our EMMA developers for payment toward services performed. The issuance was intended to comply with Section 4(2) of the Securities Act of 1933, as amended in a transaction exempt from registration.

On December 5, 2001, we issued 10,000 shares of the Company’s common stock valued at $22,000 to one of our shareholders for payment toward consulting services performed. An expense of $22,000 was recognized during the quarter ended February 28, 2002. The shares of common stock were issued at fair market value.

In December 2001, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, completed a private placement of its securities. The Company sold nine (9) units for gross proceeds of $225,000. Each unit was comprised of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock. Ten thousand (10,000) warrants are initially exercisable to purchase one warrant share each at an initial exercise price of $1.50, five thousand (5,000) warrants at $2.50 and five thousand (5,000) warrants at $4.75. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $178,724 recognized in conjunction with the warrants issued in this offering.

In December 2001, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, completed a private placement of its securities. The Company sold eight (8) units for gross proceeds of $200,000. The Company issued 106,383 shares of common stock and 50,000 stock purchase warrants. The warrants are initially exercisable to purchase one Common Stock share each at an initial exercise price of $1.88. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $53,012 recognized in conjunction with the warrants issued in this offering.

In February 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 3 units at an aggregate of $75,000 of its securities to 2 foreign investors. Each unit comprised of (i) 16,667 shares of Common Stock and; (ii) 2,500 common stock purchase warrants. The warrants have an exercise price of $1.70 per share and are exercisable for five years. During the quarter ended February 28, 2002, there was a deemed dividend expense of $4,096 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of our Austrian subsidiary.

On February 22, 2002, we completed a private placement of our securities with one of our shareholders. GunnAllen Financial Corp, a registered broker dealer, served as placement agent for the transaction, which was intended to comply with Section 4(2) of the Securities Act of 1933, as amended. We sold a unit for gross proceeds of $750,000. The unit was comprised of 576,923 shares of common stock and warrants to purchase 150,000 shares of common stock. Each warrant is initially exercisable to purchase one share at an initial exercise price of $1.50. In addition, we paid a commission of 8% of the gross proceeds to GunnAllen Financial Corp and issued to GunnAllen Financial (or its affiliates) an aggregate of 40,000 shares of common stock warrants at an exercise price of $1.50 per share. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $187,341 recognized in conjunction with the warrants issued in this offering. We received net proceeds of $687,000 in conjunction with this offering.

In March 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 25,000 shares of Common Stock and; (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.70 per share and are exercisable for five years. A deemed dividend gain of $9,409 was recognized in relation to this offering.

On March 14, 2002, the Company obtained a loan of $150,000 from Continental Business Credit strictly for purposes of the Company’s cash processing operations. The loan was a short-term loan with an interest rate of 22%. In July of 2002 the principal balance on the loan was paid back in full.

In May 2002, the Company received proceeds of $6,750 for Series B warrants which were converted into 5,000 shares of the Company’s common stock.

In May 2002, the Company also received an additional $162,000 from Series B warrant holders to convert 120,000 warrants into 120,000 shares of the Company’s common stock. As of May 31, 2002 the shares have yet to be issued.

In May 2002, the Company also received $368,000 from one of its shareholders for an equity share in the Company’s subsidiary of CT Holdings, LLC. The shareholder owns 13.4% while the Company owns 86.6% of CT Holdings, LLC.

In June 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 33,333 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $2.00 per share and are exercisable for five years.

Significant Accounting Policies

The Company recognizes service fee income when coins and currency are processed. In certain instances, customers will remit funds to the Company in advance of the coin shipments to them. In certain instances, customers deposit coins before the Company makes payment.

Gross revenues include the value of currency processed and do not represent revenue under generally accepted accounting principles.

The Company has designated its CoinBank machines and parts as being held for sale. CoinBank machines held for sale are recorded at the lower of the cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. During the fourth quarter of fiscal year 2002, management evaluated the estimated fair market value of these machines and subsequently recorded an impairment loss of $79,245. As of May 31, 2002, the carrying value of the CoinBank machines is $1,029,292.

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset, ranging from 3 to 7 years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (un-discounted and without interest changes) from the use of an asset is less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of May 31, 2002, capitalized software costs amounted to $2,771,536 of which $408,787 and $1,201,535 were capitalized in fiscal years ended May 31, 2002 and 2001, respectively. Technological feasibility was achieved in September of 1999 and from that point forward all expenses related to the EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs totaling $141,301 since have been expensed.

Amortization commenced on January 1, 2002. The amortization was over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. The amortization period for capitalized software was changed to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002.

New Accounting Pronouncements

The Financial Accounting Standards Board issued in September 2000, Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 replaces SFAS 125 and carries over most of SFAS 125’s provisions without reconsideration. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 did not affect the Company’s financial statements and notes to financial statements.

The Financial Accounting Standards Board issued in July 2001, SFAS No. 141, Business Combinations. SFAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. SFAS 141 prohibits the use of the pooling-of-interests method. SFAS 141 did not affect the Company’s financial statements and notes to financial statements.

The Financial Accounting Standards Board issued in June 2001, SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill from amortization method to an impairment-only approach. SFAS 142 requires companies to stop the amortization of goodwill. SFAS No. 142 did not affect the Company’s financial statements and notes to financial statements.

The Financial Accounting Standards Board issued in June 2001, SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 did not affect the Company’s financial statements and notes to financial statements.

The Financial Accounting Standards Board issued in August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 did not affect the Company’s financial statements and notes to financial statements.

FASB issued in April 2002, SFAS No. 145, Rescission of FASB Statements No. 4 (Reporting Gains and Losses from Extinguishment of Debt), 44(Accounting for Intangible Assets of Motor Carriers), and 64 (Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements), Amendment of FASB Statement No. 13 (Accounting for Leases), and Technical Corrections. SFAS No. 145 did not affect the Company’s financial statements and notes to financial statements.

FASB issued in June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 will not affect the Company’s financial statements and notes to financial statements.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of
Cash Technologies, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Cash Technologies, Inc. and subsidiaries (the “Company”) as of May 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cash Technologies, Inc. and subsidiaries as of May 31, 2002 and 2001 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the consolidated financial statements, the Company has suffered significant recurring losses from operations and at May 31, 2002, had a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/    VASQUEZ & COMPANY LLP

Los Angeles, California
July 31, 2002.

CASH TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEET
	May 31, 2002	May 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$419,704	$—
Accounts receivable	38,276	23,714
Prepaid expenses and other current assets	—	52,500
Other receivable (net of allowance $21,000)	85,532	100,666

Total Current Assets	543,512	176,880
CoinBank machines held for sale (Note 1(j))	1,029,292	1,196,783
PROPERTY AND EQUIPMENT (net) (Note 2)	56,890	141,797
CAPITALIZED SOFTWARE COSTS (Note 1(r))	2,565,605	2,362,749
DEFERRED FINANCE FEES (Note 3)	83,333	277,778
OTHER ASSETS	3,000	4,629

TOTAL ASSETS	$4,281,632	$4,160,616

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 3)	$4,137,630	$3,352,922
Due to Officers and Directors (Note 3)	75,000	155,000
Convertible debt (Note 4)	1,420,574	3,655,915
Equity Placement Liability	530,000	—
Accounts payable	961,045	969,129
Accrued liabilities	954,745	943,871
Bank Overdraft	197,800	200,860
Dividend payable	776,456	318,309

Total Current Liabilities	9,053,250	9,596,006
Long-Term Notes Payable (Note 3)	—	—
Long-Term Convertible Debt (Note 4)	2,586,674	—

TOTAL LIABILITIES	11,639,924	9,596,006

COMMITMENTS & CONTINGENCIES (Note 5)	—	—
STOCKHOLDERS’ DEFICIENCY: (Note 6)
Common Stock, $0.01 par value, 20,000,000 shares authorized, 6,225,676 and 3,551,111 issued outstanding at May 31, 2002 and 2001	62,335	35,488
8% Cumulative Redeemable Preferred Stock, $0.01 par value; 1,000,000 shares authorized; 676,466 and 950,144 shares issued and outstanding at May 31, 2002 and 2001	1,904,688	3,009,063
Additional Paid In Capital	20,140,847	15,463,960
Accumulated Deficit	(29,466,162)	(23,943,901)

Total stockholders’ deficiency	(7,358,292)	(5,435,390)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,281,632	$4,160,616

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2002	2001
GROSS REVENUES (Note 1 (e))	$17,052,225	$22,735,599

NET REVENUES	$385,977	$491,180
COST OF REVENUES	260,180	325,081

GROSS PROFIT (LOSS)	125,797	166,099

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	2,360,364	3,179,488
IMPAIRMENT ON COIN MACHINES	79,245	—
DEPRECIATION & AMORTIZATION EXPENSE	304,325	287,904

OPERATING LOSS	(2,618,137)	(3,301,293)

OTHER INCOME	—	1,446
INTEREST EXPENSE	1,231,814	953,323

LOSS BEFORE INCOME TAXES	(3,849,951)	(4,253,170)
INCOME TAXES	2,400	2,400

NET LOSS	$(3,852,351)	$(4,255,570)

Deemed dividends to preferred stockholders	$1,669,912	$1,234,679

Net loss allocable to common shareholders	$(5,522,263)	$(5,490,249)

Basic and diluted net loss per share	$(1.28)	$(1.55)

Basic and diluted weighted average shares of common stock outstanding	4,327,103	3,544,691

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Years ended May 31, 2001 and 2002

					Additional Paid-in	Accumulated	Total Stockholders’
	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficiency)
Balance May 31, 2000	3,522,200	35,198	118,125	1,122,188	13,905,391	(18,472,501)	(3,409,724)

Preferred stock—offerings			880,769	2,350,000			2,350,000
Beneficial conversions					974,926	(974,926)	—
Conversion from preferred to common stock	48,750	488	(48,750)	(463,125)	462,637		—
Compensation expense					117,782		117,782
Rescinding of employee options	(29,839)	(298)			298		—
Distribution of common stock	10,000	100			21,775		21,875
Dividends on preferred stock						(259,753)	(259,753)
Rescinding of noteholder warrants					(18,849)	18,849	—
Net Loss						(4,255,570)	(4,255,570)

Balance May 31, 2001	3,551,111	$35,488	950,144	$3,009,063	$15,463,960	$(23,943,901)	$(5,435,389)

Beneficial Conversion					—	—	—
Issuance of redeemable Preferred Stock	—	—	102	775,500	—	—	775,500
Beneficial conversions of Series warrants issued in conjunction with Preferred Stock issuance	—	—	—	—	367,717	(367,717)	—
Conversion from Preferred to Common Stock	1,369,610	13,697	(273,780)	(1,879,875)	1,866,178	—	—
Sale of Common Stock	1,021,639	10,316	—	—	1,324,684	—	1,335,000
Beneficial conversions of warrants issued in conjunction with sale of Common Stock	—	—	—	—	428,673	(428,673)	—
Common Stock payments to consultants	130,000	1,300	—	—	168,200	—	169,500
Beneficial conversions of warrants issued to consultants	—	—	—	—	41,643	(41,643)	—
Interest paid with shares of Common Stock	53,077	531	—	—	100,315	—	100,846
Dividends paid with shares of Common Stock	95,239	953	—	—	119,047	—	120,000
Warrant Conversion	5,000	50	—	—	6,700	—	6,750
Warrant Repricing	—	—	—	—	253,730	(253,730)	—
Dividends on Preferred Stock	—	—	—	—	—	(578,149)	(578,149)
Net Loss	—	—	—	—	—	(3,852,351)	(3,852,351)

Balance May 31, 2002	6,225,676	$62,335	$676,466	1,904,688	$20,140,847	$(29,466,162)	$(7,358,292)

CASH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Twelve Months Ended May 31
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(3,852,351)	$(4,255,570)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible debt	17,583	211,000
Amortization of capitalized software	205,931	—
Noncash deemed interest expense	545,291	222,222
Common Stock issued in exchange for legal services	—	21,775
Loss on collection of accounts receivable	22,992	—
Noncash compensation expense	169,500	117,783
Depreciation expense	101,872	90,944
Impairment of CoinBank machines held for sale	79,245	—
Changes in operating assets and liabilities:
Account receivable	(22,420)	31,961
CoinBank machines held for sale	88,246	85,853
Prepaid expenses and other current assets	52,500	(51,700)
Cash inventory	—	176,163
Other assets	1,629	34,871
Accounts payable	(8,084)	598,831
Accrued interest	660,246	442,675
Accrued expenses and other current liabilities	10,874	386,051

Net cash used in operating activities	(1,926,946)	(1,887,142)

INVESTING ACTIVITIES:
Purchase of property and equipment	(16,965)	(12,160)
Proceeds from aale of asset	—	40,000
Capitalized software	(408,786)	(1,201,535)

Net cash used in investing activities	(425,751)	(1,173,695)

FINANCING ACTIVITIES:
Book overdraft	(3,060)	200,860
Payments on capital lease obligation	—	(487)
Proceeds from conversion of warrants	6,750	—
Proceeds from other equity placements	530,000	—
Repayments on long-term debt	(41,788)	—
Net proceeds from issuance of preferred stock	775,500	2,350,000
Proceeds from short-term debt	250,000	155,000
Repayments on short-term debt	(80,000)	—
Proceeds from sale of common stock	1,335,000	100

Net cash provided by financing activities	2,772,402	2,705,473

CHANGE IN CASH AND CASH EQUIVALENTS	419,704	(355,364)
Cash and Cash Equivalents, Beginning of Year	—	355,364

Cash and Cash Equivalents, End of Year	$419,704	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$2,400	$2,400
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Finance fees added to notes payable	$250,000	$500,000
Conversion of preferred stock into common stock	$1,879,875	$462,637
Deemed dividend on preferred stock	$367,717	$974,926
Issuance of common stock for services performed	$169,500	$21,775
Rescinding of noteholder warrants	$—	$18,849
Dividends declared on preferred stock	$578,149	$259,753
Dividends paid on preferred stock with common stock	$120,000	$—
Deemed dividend on common stock	$428,673	$—
Deemed dividend on warrants issued	$41,643	$—
Interest paid on preferred stock with common stock	$100,846	$—
Conversion of shareholder warrants	$6,750	$—
Repricing of noteholder warrants	$253,730	$—

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

(a)  “Going Concern”—The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has significant losses from operations and has used significant amounts of cash for operations during the last four years. As of May 31, 2002 and 2001, the Company has both working capital and net capital deficiencies. Operating losses and cash flow deficiencies have continued throughout 2002.

In view of the financial deficiencies, there is substantial doubt about the Company’s ability to continue as a going concern. The recoverability of recorded assets and satisfaction of the liabilities is dependent on the continued operations of the Company, which is in turn dependent upon the Company’s ability to meet its financing requirements on a continuing basis as well as to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities.

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

The Company plans to increase revenues and reduce costs in order to generate sufficient positive cash flow beginning in fourth quarter of fiscal year 2003. While the Company believes that its financing and revenue generation plans will be successful, no assurances can be given that the Company will be successful and that the Company will continue as a going concern.

(b)  Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Cash Technologies, Inc. (“CTI”), a Delaware corporation, and its wholly owned subsidiaries, National Cash Processors, Inc. (“NCP”), Cintelia, Inc, and CoinBank Automated Systems (“CAS”) together the “Company.” CoinBank Automation Handels GmbH, Salzburg, Austria (“CoinBank Europe” or “CBE”) was treated as a division of CoinBank Automated Systems during this period and was consolidated into CoinBank Automated Systems. All significant inter-company transactions and accounts have been eliminated in consolidation. CTI was incorporated in August 1995. In January 1996, certain affiliates of the Company exchanged their stock in NCP as part of a combination of entities under common control. CAS was incorporated in November 1995 and Cintelia in December 2001.

(c)    Business—The principal business activity of each entity is as follows: CTI is currently undergoing a development process of Electronic Message Management Architecture

Transaction Processing System (EMMA); NCP is a full-service cash-processing entity providing sorting, counting and wrapping functions to cash-intensive businesses; CAS offers self-service coin-counting machines. CBE functions as a European sales office for the Company and Cintelia was formed to develop and market software applications in relation to airport and other security through the utilization of biometrics.

Approximately 63% and 74% of the Company’s net revenues were derived from one customer for the years ended May 31, 2002 and 2001, respectively. The Company has a firm fixed-price contract with Los Angeles County Metropolitan Transit Authority. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which may result in a significant reduction in the Company’s gross and net revenue in the future. As of September 1, 2002 the Company does not have any cash processing customers.

(d)  Revenue Recognition—The Company recognizes service fee income when coins and currency are processed. In certain instances, customers will remit funds to the Company in advance of the coin shipments to them. In certain instances, customers deposit coins before the Company makes payment.

(e)  Gross revenues— Include the value of currency processed and do not represent revenue under generally accepted accounting principles.

(f)  Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

(g)  Cash Equivalents—The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

(h)  Cash Restricted—The Company no longer maintains a cash deposit as security towards the daily purchase of currency.

(i)  Cash Inventory—Inventory consists of currency stated at face value.

(j)  CoinBank Machines Held for Sale—The Company has designated its CoinBank machines and parts as being held for sale. CoinBank machines held for sale are recorded at the lower of the cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. During the fourth quarter of fiscal year 2002, management evaluated the estimated fair market value of these machines and subsequently recorded an impairment loss of $79,245. As of May 31, 2002, the carrying value of the CoinBank machines is $1,029,292.

(k)  Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the related asset, ranging from 3 to 7 years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

(l)  Impairment of Long-Lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (un-discounted and without interest changes) from the use of an asset is less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

(m)  Income Taxes—The Company files a consolidated federal income tax return and a combined California franchise tax return. Deferred income taxes have been recognized for temporary differences between the financial reporting and income tax bases of assets and liabilities, which are based on the enacted tax rates expected to be in effect when such amounts are expected to be realized or settled. A valuation allowance is established when necessary, to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred income taxes.

(n)  Employee Stock Option—The Company adopted statement of financial accounting standard No. 123, “Accounting for Stock-Based Compensation”(SFAS No. 123), as of June 1, 1998, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock option is measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Also, in accordance with SFAS No. 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date on the value of the award and is recognized over the service period. The value of the stock–based ward is determined using a pricing model whereby compensation cost in excess of the fair value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

(o)  Basic and Diluted Net Loss per Common Share—Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the respective periods. Statement of Financial Accounting Standards No. 128, “Earnings per Share” issued by the FASB is effective for financial statements with fiscal years and interim periods ending after December 15, 1997. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings, such as stock options, warrants or convertible debentures. Stock options and warrants outstanding during the periods presented were not included in diluted earnings per share since their effect would be anti-dilutive.

(p)  Fair Value of Financial Instruments—Financial instruments consist of accounts receivable and payable, which have a fair value approximating the book value due to their short-term nature; notes payable for which fair value approximates book value due to interest rates on long-term debt approximate current interest rates, and amounts due to stockholders have a fair value that cannot be determined due to the related-party nature of the transactions.

(q)  Concentration of Suppliers—The Company is dependent on third-party manufacturers for the production of the components incorporated into CoinBank machines and currently purchases substantially all of its requirements of specially designed or modified components from single source suppliers. The Company purchases certain of these components pursuant to open purchase orders placed from time to time in the ordinary course of business. Although the Company currently believes that alternative sources for these components are readily available, failure or delay by any manufacturer in providing components to the Company on commercially reasonable terms, or at all, in the absence of readily available alternative sources, could result in interruptions in the Company’s ability to continue its assembly and installations of CoinBank machines and have a material adverse effect on the Company’s operations.

(r)  Capitalized Software —The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of May 31, 2002, capitalized software costs amounted to $2,771,536 of which $408,787 and $1,201,535 were capitalized in fiscal years ended May 31, 2002 and 2001, respectively. Technological feasibility was achieved in September of 1999 and from that point forward all expenses related to the EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs totaling $141,301 since have been expensed.

Amortization commenced on January 1, 2002. The amortization was over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. The amortization period for capitalized software was changed to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002.

(s)  Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consists primarily of accounts receivable. The receivables are unsecured, and the Company performs ongoing credit evaluations of its customers. At May 31, 2002, the receivable from a major customer was $37,170.

(t)  Reclassification—Certain reclassifications have been made to the May 31, 2001 financial statements to conform to the May 31, 2002 presentation.

2.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2002	2001
Machinery and equipment	$17,842	$17,842
Security systems	42,788	42,788
Furniture and fixtures	13,714	13,714
Computer equipment	245,182	237,803
Leasehold improvements	125,444	125,444
Other equipment	82,136	82,136

Total Property and Equipment	$527,106	$519,727
Less accumulated depreciation	470,216	377,930

	$56,890	$141,797

3.    NOTES PAYABLE

	2002		2001
In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. As of May 31, 2002 we owed $3,809,778, which includes the principal, financing fees and unpaid interest. Although we are currently trying to obtain an extension from G.E. Capital to obtain subordination agreements from all of its noteholders, since we were unable to deliver all required subordination agreements by December 30, 2001 we are in default of the waiver agreement
		$3,809,778		$3,275,070

On March 14, 2002, the Company obtained a loan of $150,000 from Continental Business Credit strictly for purposes of the Company’s cash processing operations. The loan was a short-term loan with an interest rate of 22%. In July of 2002 the principal balance on the loan was paid back in full		150,000		—

In March 2001, the European division of CoinBank obtained a short-term line of credit of $100,000 to be used for working capital and development of the European version of the CoinBank machines. Furthermore, the bank as collateral is holding 50,000 shares of the Company’s common stock		100,000		—

Enhancement work done on coin machines was converted into a note payable with the vendor. The loan matured on February 2001. The interest rate is at 10% and interest payments are made on a monthly basis. The Company is currently under default, but negotiating new payment terms on this note.		77,852		77,852

		4,137,630		3,352,922
Less current portion		4,137,630		3,352,922

Long term maturity	$		$

In March 2001, the European division of CoinBank obtained a short-term line of credit of $100,000 to be used for working capital and development of the European version of the CoinBank machines. Furthermore, the bank as collateral is holding 50,000 shares of the Company’s common stock.

On March 14, 2002, the Company obtained a loan of $150,000 from Continental Business Credit strictly for purposes of the Company’s cash processing operations. The loan was a short-term loan with an interest rate of 22%. In July of 2002 the principal balance on the loan was paid back in full.

4.    CONVERTIBLE DEBT

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of units, each unit comprised of a secured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 10% per annum and Series B Redeemable Warrants to purchase 5,000 shares of common stock. GunnAllen Financial, Inc., one of our investment bankers and an underwriter in our initial public offering, was engaged as placement agent for this offering. We received gross proceeds from this offering of $3,362,000 from the sale of 67.2 Units. As a result of this offering, we issued notes in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants The notes were originally convertible into our Common Stock at the conversion rate of $9.50 per share. The Series B Warrants were originally exercisable at a price of $13.00 per share. The notes were originally due and payable on July 31, 2001. The notes were secured by a first priority lien on all of our assets.

In October 2001, as a result of our need for funds and our low stock price, and our inability to repay the notes, the Board of Directors determined that it was in our best interests to make an offer to the note holders in order to restructure the terms of the notes. Under the terms of this restructuring, we proposed as follows:

•	The maturity date of the original notes would be extended to July 31, 2003. Payment of interest accruing after July 31, 2001 to the maturity date and principal will be paid at the new maturity date;

•	Accrued interest from the original date of the notes through July 31, 2001 will be added to the principal amount outstanding on the notes;

•	Any and all default interest due under the notes will be waived in full;

The Series B Warrants originally issued to the holders of the original notes would be amended to provide as follows:

•	If exercised prior to November 30, 2001, the exercise price will be $1.35 per share;

•	If exercised after November 30, 2001 but prior to January 15, 2002, the exercise price will be $2.20 per share; and

•	If exercised after January 15, 2002, the exercise price will be permanently reduced to $4.50 per share.

•	The exercise period of the Series B warrants would be extended to equal five years from July 31, 2001 to July 31, 2006.

•	For each warrant received in connection the original note subscription, the note holder would receive a new warrant, with terms equal to the original Series B Warrants, as amended above.

The offer was valid initially through December 31, 2001 and later was extended to January 31, 2002. Noteholders who agreed to the exchange after Dec. 31, 2001, but prior to Jan. 31, 2002 would not be entitled to the applicable warrant price adjustments described above.

In addition, the noteholders were required to agree that any and all security interests granted to the note holders in the Company’s existing CoinBank machines and related equipment existing as of the date hereof would be subordinated and deemed junior to the security interests of GE Capital.

Noteholders were also requested to agree that the lien and security interest previously granted to them under the notes be subordinate to a lien and security interest in favor of a proposed lender to the Company who has proposed to lend to the Company up to $250,000 provided the funds lent are used solely in connection with our cash processing business with the Los Angeles Metropolitan Transportation Authority (LACMTA). In April 2002, the Company obtained a loan of $150,000 for the LACMTA cash-processing contract.

To date, the Company has received executed Acceptance Letters from thirty-five (35) of the forty-eight (48) noteholders, which modify the terms of the original Promissory Notes. The Company is engaged in discussions with the remaining thirteen (13) noteholders to finalize modifications of their Notes. As of May 31, 2002 the Company has received commitments for $2,287,000 of the notes and an additional $300,000 after May 31, 2002, which represents approximately 77% of the total notes outstanding. As part of the restructuring process during the fiscal year ended May 31, 2002 the Company reclassified $299,674 of interest accrued as part of the reissued notes. As of May 31, 2002 the Company has accrued an additional $333,750 in interest payable on the notes. The Company recognized a deemed dividends expense of $253,730 in conjunction with this restructuring.

5.    INCOME TAXES

As of May 31, 2002, the Company has available federal net operating loss (“NOL”) carry-forwards that approximate $21.8 million and may be applied against future taxable income through tax year 2022. State NOL carry-forward is approximately $11.6 million and expire through tax year 2006. Since management can not determine if it is more likely than not that the deferred tax asset will be realized, a 100% valuation reserve has been set up to entirely offset the deferred tax asset of $8.4 million. The utilization of NOLs may be limited in the future if significant changes in stock ownership occur. Temporary differences other than the NOL are not material. The current tax expense is due to payment of minimum state taxes.

As of May 31, 2001, the Company has available federal net operating loss (“NOL”) carry-forwards that approximate $19.4 million and may be applied against future taxable income through tax year 2021. State NOL carry-forward is approximately $11.6 million and expire through tax year 2005. Since management can not determine if it is more likely than not that the deferred tax asset will be realized, a 100% valuation reserve has been set up to entirely offset the deferred tax asset of $7.6 million. The utilization of NOLs may be limited in the future if significant changes in stock ownership occur. Temporary differences other than the NOL are not material. The current tax expense is due to payment of minimum state taxes.

6.    STOCKHOLDERS DEFICIENCY

In February 1997, the Company amended its certificate of incorporation to increase the number of authorized shares of common stock to 20,000,000.

In July 1998, the Company completed an initial public offering of 1,485,000 shares and in August 1998 completed an over-allotment of 172,790 shares of its common stock.

On July 9, 1998, the Company completed an initial public offering of 1,485,000 shares of its common stock and received net proceeds of approximately $8,845,000 after deducting commissions and expenses of $1,550,000. At the same time, the Company issued approximately 130,915 shares of its common stock and certain officers and stockholders exchanged approximately 161,830 shares of the Company’s common stock owned by them in exchange for approximately $1,412,106 of indebtedness to shareholders.

The Company granted options under the Employee Option Plan to purchase common stock. 227,643 options were granted at $7.00 per share and 285,887 options were granted at $3.50 per share. These options vested in equal increments over a three-year period.

Prior to the initial public offering, the Company had issued various subordinated promissory notes. These notes were repaid with a portion of the net proceeds from the initial public offering of the Company’s common stock. In conjunction with liquidation of the notes, the Company issued warrants to purchase 653,300 shares of Common Stock at prices ranging from of $3.50 to $8.00 per share.

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

During the fiscal year ended May 31, 2000, the Company issued 31,159 shares of common stock in conjunction with the exercise of stock options by its employees. In order to effect a cashless transaction, an additional 58,059 incentive stock options were forfeited. These shares of common stock are restricted for a period of one year from the date of exercise. This cashless transaction resulted in a charge to non-cash compensation of $317,159. In January of 2000, certain employee of the Company and the Company rescinded the exercise of their options and returned shares of common stock, which they had received in conjunction with the employee’s exercise of stock options and the stock were part of the Company’s 1996 Employee Stock Option Plan. A total of 29,839 shares of common stock were rescinded. Furthermore, all options related with this transaction were cancelled.

In January 2000, the Company issued 336,200 Stock Purchase Warrants at an exercise price of $13.00 in connection with the convertible debt offering. In December 2001, as part of the note restructuring process the Company issued 228,700 replacement warrants at exercise prices ranging from 1.35 to $4.50, as well as an additional 228,700 warrants at the same exercise prices. (See Note 4)

In October 2000, the Company completed a private placement of $2,000,000 of units comprised of Series B 8% Preferred Stock (“Series B Stock”) and Series C Warrants. Each unit had a purchase price of $100,000 and is comprised of 20,000 shares of Series B Stock and 4,000 Series C Warrants. The Series B Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series B Stock is convertible into shares of Common Stock, at anytime at the option of the holder, at the liquidation price divided by the lesser of: (i) $5.50 per share; or (ii) the average closing price for the Company’s Common Stock for the five (5) trading days ending on the trading day prior to the date of the conversion notice; provided, however, in no event will the conversion rate be less than $2.50 per share. The liquidation price is $5.00 per share. By way of example, for each $100,000 unit, an investor would be entitled to approximately 18,181 shares of Common Stock upon conversion of Series B Stock. The Series C Warrants have an exercise price of $2.00 per share. The Company recorded deemed dividends of $436,840 and paid $150,000 in commission in conjunction with this offering.

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

In March 2001, the European division of CoinBank obtained a line of credit for $100,000 to be used for working capital and development of the European version of the Coinbank machines. Furthermore, the bank as collateral is holding 50,000 shares of the Company’s common stock.

In March 2001, the Company obtained a loan of $70,000 and another $10,000 in May 2001, from First Bancorp, L.P. Mr. Bruce Korman, our Chief Executive Officer, is the president and general partner of First Bancorp. This loan was a short-term interest free loan payable in increments over 180 days. As of September 15, 2001 the loan had been repaid in full.

On April 4, 2001, the Company obtained loan of $75,000 from Transtech GBM, Inc. Robert Fagenson who is on the Company’s Board of Directors is the Chief Executive Officer of Transtech GBM, Inc. The loan bears an interest rate of 10% annually and the Company has issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 had been recorded in 2001 in conjunction with the warrants. The company has accrued interest expense of $8,750 in conjunction with this loan.

In June 2001, we completed a financing of $250,000, comprised of 25 shares of Series D 8% Convertible Preferred Stock and 50,000 Series E Warrants. The financing was intended to comply with Section 4(2) of the Securities Act of 1933 as exempt from registration. The Series D Stock have annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series E Warrants have an exercise price of $1.36 per share. During the quarter ended August 30, 2001, there was a deemed dividend expense of $136,849 recognized in conjunction with the warrants issued in this offering. The Company received gross proceeds of $220,000, which has been used for operating activities. In February 2002, the 25 shares of Series D Preferred Stock were converted into 325,860 shares of the Company’s Common Stock.

In June 2001, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold an aggregate of $100,000 of its securities to 2 foreign investors Each investor purchased a $50,000 unit, each unit comprised of (i) 41,667 shares of Common Stock and (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. During the quarter ended August 30, 2001 there was a deemed dividend expense of $14,909 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of our Austrian subsidiary.

In August 2001, we completed an offering of 72 shares of Series E 8% Convertible Preferred Stock and 34,500

Series F Warrants. The financing was intended to comply with Section 4(2) Of the Securities Act of 1933 as exempt from registration. The Series E Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series F Warrants have an exercise price of $2.00 per share. The Company sold 72 units for gross proceeds of $180,000. During the quarter ended August 30, 2001 there was a deemed dividend gain of $19,603 recognized in conjunction with the warrants issued in this offering.

On August 31, 2001, we completed a financing of $500,000 in gross proceeds, with one of our shareholders, comprised of shares of Series F 8% Convertible Preferred Stock and Series G Warrants. The financing was intended to comply with Section 4(2) of the Securities Act of 1933 as exempt from registration. The Series F Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at our option. Each Series G Warrants is initially exercisable to purchase one Warrant Share at an initial exercise of $1.46 per share. We issued 5 shares of Series F Preferred Stock and 100,000 shares of Series G warrants. A total of $57,000 in commissions was paid in relation to this offering as well as an issuance of 50,000 shares of our common stock valued at $67,500 to Gunn Allen and associates. Furthermore, during the quarter ended August 30, 2001, there was a deemed dividend expense of $247,252 recognized in conjunction with the warrants issued in this offering. In February 2002, the 5 shares of Series F Preferred Stock were converted into 500,000 shares of the Company’s Common Stock.

During the quarter ended November 30, 2001 we issued 50,000 shares of our common stock valued at $50,000 to one of our EMMA developers for payment toward services performed. The issuance was intended to comply with Section 4(2) of the Securities Act of 1933, as amended in a transaction exempt from registration.

On December 5, 2001, we issued 10,000 shares of the Company’s common stock valued at $22,000 to one of our shareholders for payment toward consulting services performed. An expense of $22,000 was recognized during the quarter ended February 28, 2002. The shares of common stock were issued at fair market value.

In December 2001, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, completed a private placement of its securities. The Company sold nine (9) units for gross proceeds of $225,000. Each unit was comprised of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock. Ten thousand (10,000) warrants are initially exercisable to purchase one warrant share each at an initial exercise price of $1.50, five thousand (5,000) warrants at $2.50 and five thousand (5,000) warrants at $4.75. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $178,724 recognized in conjunction with the warrants issued in this offering.

In December 2001, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, completed a private placement of its securities. The Company sold eight (8) units for gross proceeds of $200,000. The Company issued 106,383 shares of common stock and 50,000 stock purchase warrants. The warrants are initially exercisable to purchase one Common Stock share each at an initial exercise price of $1.88. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $53,012 recognized in conjunction with the warrants issued in this offering.

In February 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 3 units at an aggregate of $75,000 of its securities to 2 foreign investors. Each unit comprised of (i) 16,667 shares of Common Stock and; (ii) 2,500 common stock purchase warrants. The warrants have an exercise price of $1.70 per share and are exercisable for five years. During the quarter ended February 28, 2002, there was a deemed dividend expense of $4,096 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of our Austrian subsidiary.

On February 22, 2002, we completed a private placement of our securities with one of our shareholders. GunnAllen Financial Corp, a registered broker dealer, served as placement agent for the transaction, which was intended to comply with Section 4(2) of the Securities Act of 1933, as amended. We sold a unit for gross proceeds of $750,000. The unit was comprised of 576,923 shares of common stock and warrants to purchase 150,000 shares of common stock. Each warrant is initially exercisable to purchase one share at an initial exercise price of $1.50. In addition, we paid a commission of 8% of the gross proceeds to GunnAllen Financial Corp and issued to GunnAllen Financial (or its affiliates) an aggregate of 40,000 shares of common stock warrants at an exercise price of $1.50 per share. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $187,341 recognized in conjunction with the warrants issued in this offering. We received net proceeds of $687,000 in conjunction with this offering.

In March 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 25,000 shares of Common Stock and; (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.70 per share and are exercisable for five years. A deemed dividend gain of $9,409 was recognized in relation to this offering.

On March 14, 2002, the Company obtained a loan of $150,000 from Continental Business Credit strictly for purposes of the Company’s cash processing operations. The loan was a short-term loan with an interest rate of 22%. In July of 2002 the principal balance on the loan was paid back in full.

In May 2002, the Company received proceeds of $6,750 for Series B warrants which were converted into 5,000 shares of the Company’s common stock.

In May 2002, the Company also received an additional $162,000 from Series B warrant holders to convert 120,000 warrants into 120,000 shares of the Company’s common stock. As of May 31, 2002 the shares have yet to be issued.

In May 2002, the Company also received $368,000 from one of its shareholders for an equity share in the Company’s subsidiary of CT Holdings, LLC. The shareholder owns 13.4% while the Company owns 86.6% of CT Holdings, LLC.

In June 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 33,333 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $2.00 per share and are exercisable for five years.

7.    STOCK OPTION PLAN AND WARRANTS

The Company adopted a 1996 stock option plan (the “Option Plan”). As of May 31, 2001, a total of 775,887 shares of the Company’s common stock have been reserved for issuance under the Option Plan. As of May 31, 2002, the Company had 767,429 of such options outstanding. The Board of Directors administers the Option Plan, or a committee appointed by the Board of Directors, which determine the recipients and term of the awards granted (Item 10. “Stock Options”).

In addition to the above mentioned stock options, in July 1998, in conjunction with the Company’s initial public offering certain debt holders were granted options/warrants in exchange for note repayments.

The Company has granted the following options/warrants to purchase common stock as of May 31, 2002.

	Number of Options/Warrants	Weighted Average Price $/Sh
Options Outstanding—June 1, 2000	2,016,329	$8.53
Employee Stock Options
Granted	58,000	2.41
Expired	68,868	8.13
Exercised	—	—
Shareholder Warrants
Granted	543,231	1.57
Expired	105,000	12.52
Exercised	—	—

Options/Warrants outstanding—May 31, 2001	2,434,692	$6.70

Employee Stock Options
Granted	161,830	$7.00
Expired	—	—
Exercised	—	—
Shareholder Warrants
Granted	1,690,300	3.33
Expired	393,830	8.52
Exercised	5,000	1.35

Options/Warrants outstanding—May 31, 2002	3,887,992	$5.06

Stock Based Compensation

All stock options issued to employees have an exercise price not less than the fair market value of the company’s Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123, the Company’s net loss and loss per share for the years ended May 31, 2002 and 2001, would have been decreased to the pro forma amounts present below:

	2002	2001
Net Loss
As Reported	$(3,852,351)	$(4,255,570)
Pro Forma	$(4,088,957)	$(4,713,429)
Basic and Diluted Loss Per Common Share
As Reported	(1.28)	(1.55)
Pro Forma	(0.94)	(1.33)

For the fiscal year ended May 31, 2002, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1997-2002, expected life of the option is 5 years, expected volatility of 111%, risk free interest rate of 6.00% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $5.38 per option.

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

	Outstanding Weighted Average			Exercisable Weighted Average
Exercise Price Per share	Shares	Life (Years)	Exercise Price	Shares	Exercise Price
$ 0.50	100,000	2.50	$0.50	100,000	$0.50
$ 0.50	352,231	4.00	$0.50	352,231	$0.50
$ 1.20	10,000	4.00	$1.20	10,000	$1.20
$ 1.20	5,000	4.00	$1.20	5,000	$1.20
$ 1.35	120,000	5.00	$1.35	120,000	$1.35
$ 1.35	125,000	2.50	$1.35	125,000	$1.35
$ 1.36	50,000	4.50	$1.36	50,000	$1.36
$ 1.46	100,000	4.00	$1.46	100,000	$1.46
$ 1.50	150,000	4.00	$1.50	150,000	$1.50
$ 1.50	130,000	4.50	$1.50	130,000	$1.50
$ 1.70	7,500	5.00	$1.70	7,500	$1.70
$ 1.88	50,000	4.50	$1.88	50,000	$1.88
$ 2.00	50,000	3.50	$2.00	16,667	$2.00
$ 2.00	94,500	4.00	$2.00	94,500	$2.00
$ 2.00	50,400	5.00	$2.00	50,400	$2.00
$ 2.50	72,000	3.50	$2.50	72,000	$2.50
$ 2.50	45,000	4.50	$2.50	45,000	$2.50
$ 2.50	5,000	5.00	$2.50	5,000	$2.50
$ 3.50	290,000	1.00	$3.50	290,000	$3.50
$ 4.50	207,400	2.50	$4.50	207,400	$4.50
$ 4.75	45,000	4.50	$4.75	45,000	$4.75
$ 5.00	74,250	1.00	$5.00	74,250	$5.00
$ 5.00	100,000	2.50	$5.00	100,000	$5.00
$ 5.00	8,000	3.00	$5.00	5,334	$5.00
$ 5.00	40,000	4.50	$5.00	40,000	$5.00
$ 6.00	23,502	1.50	$6.00	23,502	$6.00
$ 6.30	50,000	2.00	$6.30	50,000	$6.30
$ 7.00	87,357	2.00	$7.00	87,357	$7.00
$ 7.00	389,473	1.00	$7.00	389,473	$7.00
$ 8.00	350,000	1.00	$8.00	350,000	$8.00
$ 8.44	60,000	5.00	$8.44	20,000	$8.44
$10.38	235,000	2.00	$10.38	235,000	$10.38
$10.38	40,000	2.50	$10.38	40,000	$10.38
$10.38	5,500	2.00	$10.38	1,834	$10.38
$10.75	67	2.00	$10.75	67	$10.75
$11.31	100,000	2.50	$11.31	100,000	$11.31
$11.55	74,250	4.50	$11.55	74,250	$11.55
$12.00	59,062	2.50	$12.00	59,062	$12.00
$12.25	5,000	2.50	$12.25	1,667	$12.25
$12.94	25,000	2.50	$12.94	25,000	$12.94
$13.00	102,500	2.50	$13.00	102,500	$13.00

Total options outstanding	3,887,992		$5.07	3,805,824	$5.06

NOTE 8:    SEGMENT REPORTING

The Company operates through 3 business segments: Cash processing, CoinBank machines, and E-Commerce Message Management Architecture (EMMA). The Company had a firm fixed price contract with the Los Angeles County Metropolitan Transportation Authority to count currency, which purchased in bulk at a discount from face value and processed and deposited at face value in the Company’s account. The Company also sells self-service coin counting machines through existing equipment distribution channels. Furthermore, the Company is developing an E-Commerce Message Management Architecture transaction processing system, which has not yet been deployed and the software development costs are being capitalized.

Information on the Company’s business segments for the fiscal years ended May 31,

	2002	2001
Net Revenues and Sales:
Cash processing	242,229	361,940
Coinbank machines	133,748	116,741
EMMA	10,000	12,500

	385,977	491,180

Interest expense
Cash processing	14,875	1,292
Coinbank machines	9,593	8,601
EMMA	—	—

Unallocated	1,207,346	943,430

	1,231,814	953,323

Depreciation & Amortization
Cash processing	13,835	32,915
Coinbank machines	34,455	18,788
EMMA	205,931	—
Unallocated	50,104	236,201

	304,325	287,904

Segment profit (loss)
Cash processing	(103,852)	(60,791)
Coinbank machines	(877,668)	(1,511,585)
EMMA	—	—

Unallocated	(2,870,831)	(2,683,194)

	(3,852,351)	(4,255,570)

Net identifiable assets:
Cash processing	—	20,201
Coinbank machines	1,077,667	1,284,722
EMMA	2,565,605	2,362,749
Unallocated	638,360	492,944

	4,281,632	4,160,616

9.    RELATED PARTY TRANSACTIONS

On April 4, 2001, the Company obtained loan of $75,000 from Transtech GBM, Inc. Robert Fagenson who is on the Company’s Board of Directors is the Chief Executive Officer of Transtech GBM, Inc. The loan bears an interest rate of 10% annually and the Company has issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 had been recorded in 2001 in conjunction with the warrants. The company has accrued interest expense of $8,750 in conjunction with this loan. As of September 1, 2002 the total amount is still outstanding.

The Company obtained a loan of $70,000 in March 2001, $10,000 in May 2001, $8,000 in August 2001, $35,800 during the quarter ended November 30, 2001 and an additional $68,000 in the fiscal quarter ended February 28, 2002 from Bruce Korman who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The Company also obtained a loan of $50,000 from Pierce Liberman who is a shareholder of the Company. The loans were short-term loans and as of May 31, 2002 had been repaid in full.

On September 12, 1997, the Company entered into a commercial single tenant lease agreement with a related party. The landlord is an affiliate of Bruce Korman and Rich Miller, both are officers and/or directors of the Company. The new lease became effective on September 13, 1997 and expired on September 13, 2002. Although the lease agreement expired in September 2002 we continue to rent the facility on a month-to-month basis. The annual rent is $67,416. Rent expense is recognized using the effective rent method over the life of the lease. The lease contains rent escalations and certain rent abatements. There is a provision for a 60-month renewal option. The lease requires the payment of costs such as insurance and other operating costs in addition to minimum rentals. As of May 31, 2002 the Company was $11,236 in arrears under its lease obligations.

10.    COMMITMENTS AND CONTINGENCIES

The Company is committed under non-cancelable facility lease agreements, which expires on September 2002 in the amount of $67,416. Rent expense was $67,416 and $76,127 for the fiscal years ended May 31, 2002 and 2001, respectively.

We previously entered into a three-year employment agreement with Mr. Korman, which expired in July 2001. There is currently no employment agreement in place between Mr. Korman and us. The loss of the services of Mr. Korman could have a material adverse effect on our business and prospects. Mr. Korman also participates in other business endeavors, which require a portion of his business time. Although Mr. Korman has advised us that his participation in outside business matters should not interfere with his performance of his duties as our President and

Chief Executive Officer, there can be no assurance that a conflict of interest will not arise with respect to the allocation of Mr. Korman’s time or that such conflict would be resolved in our favor.

Shaw’s Supermarkets has filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw’s locations in New England on a free-placement basis since June, 1999 and had been negotiating a settlement and termination agreement with Shaw’s to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw’s is claiming damages in excess of $75,000, for contract termination fees and reimbursements. We believe that the amount owed is approximately $55,000 and have accrued for the liability. Furthermore, we have potential claims against Shaw’s for damages to the machines. Although we intend to vigorously defend the suit if served, we may not be successful in our defense.

In December 1997, Vindex USA, Inc. filed a complaint against our CoinBank subsidiary, in the Superior Court of California, Los Angeles County seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by CoinBank. The court has entered judgment against CoinBank in favor of Vindex in the sum of $97,864.40.

We have commenced a lawsuit in Austria against Geld Bearbeitungs Systeme GES.M.B.H., an Austrian entity which had been manufacturing certain of our CoinBank machines. As previously described in our SEC Reports, we have a five year licensing and manufacturing services agreement with Geld. We had previously entered into a letter of intent to acquire Geld and certain disputes have arisen regarding the acquisition and licensing agreements between the parties. We instituted the suit to enforce certain licensing rights under our agreements and to enforce the acquisition letter of intent. Although we believe, based upon advice of our Austrian counsel, that we have a meritorious and strong claim, we may not be successful in our suit. Recently the Austrian Courts awarded us a 10% ownership interest in Geld resulting from a ruling adverse to one of its principals.

We are involved in a litigation titled Kane Corte, et al v. Cash Technologies, Inc. et al., (Case # 128256, 32/nd/ Judicial District Parish of Terrebonne, State of Louisiana). In August 2001, we first became aware that an entity to which we had sold 23 CoinBank machines in October 1999 had filed suit against us in Louisiana court and obtained a default judgment against us. The Louisiana judgment was issued on August 15, 2000 and rewarded the purchaser $230,000 in damages and ordered that the machines be returned to the Company. In March 2001, the purchaser obtained a sister-state judgment against us in California based on the judgment of the Louisiana court and a writ of execution was issued.

Upon learning of this matter, we immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, we were granted a Temporary Restraining Order staying enforcement of the judgment. We contend that the Louisiana court had no jurisdiction over it and that we were never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister- state judgment. We also contend that Kane Corte’s allegations are without merit and that his desire to return the machines is a result of his failed business practices. The Company has initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. The Company believes that it will be successful in these actions to set aside the judgments. The Company further believes that it has meritorious defenses to each of the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.

On July 10, 2002, Burns International Security Services (“Burns”) obtained a default judgment against the Company for $14,157.12 (the “Judgment”) for services Burns rendered to one of the Company’s affiliates. On August 15, 2002, the Company, not having received actual notice of the lawsuit before the Judgment was entered, filed a motion to set aside or vacate the Judgment. The court, on September 4, 2002, issued a tentative ruling in the Company’s favor granting the motion to set aside or vacate the Judgment. Burns has requested a hearing on the tentative ruling, and the hearing on the Motion is currently scheduled for September 18, 2002. The Company has objected to the action filed by Burns on the grounds that Burns did not notify the Company of the lawsuit, the amount claimed by Burns is excessive, and any amounts owed to Burns are payable by an unnamed affiliate, not the Company.

11.    SUBSEQUENT EVENTS

In June 2002, the Company, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 33,333 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $2.00 per share and are exercisable for five years.

The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. As of September 1, 2002 the Company does not have any cash processing customers.

The Company has entered into an OEM arrangement to supply Diebold, Inc with CoinBank machines for Diebold, Inc. to sell through its sales force. The first 20 machines under this relationship were shipped in August 2002. The Company believes that this relationship could result in significant revenues over the next 12-month period. The gross proceeds of this sale will be approximately $138,500.

On July 10, 2002, Burns International Security Services (“Burns”) obtained a default judgment against the Company for $14,157.12 (the “Judgment”) for services Burns rendered to one of the Company’s affiliates. On August 15, 2002, the Company, not having received actual notice of the lawsuit before the Judgment was entered, filed a motion to set aside or vacate the Judgment. The court, on September 4, 2002, issued a tentative ruling in the Company’s favor granting the motion to set aside or vacate the Judgment. Burns has requested a hearing on the tentative ruling, and the hearing on the Motion is currently scheduled for September 18, 2002. The Company has objected to the action filed by Burns on the grounds that Burns did not notify the Company of the lawsuit, the amount claimed by Burns is excessive, and any amounts owed to Burns are payable by an unnamed affiliate, not the Company.

In August 2002, we signed an agreement with Popular Cash Express, Inc. (“PCE”), a unit of Banco Popular parent Popular, Inc., to install its EMMA™ MFS™ (Mobile Financial Services) system on PCE’s mobile check cashing trucks. Under the agreement, PCE is responsible for installation and hardware costs and a per-transaction fee to Cash Tech for each check processed. The agreement provides for the parties to share the cost of a 120-day pilot, the successful conclusion of which would be followed by a rollout to PCE’s fleet of sixty (60) check cashing trucks in the Los Angeles area

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 17, 2001, the Board of Directors of Cash Technologies, Inc. (the “Company”) determined that it would be in the best interests of the Company to terminate the services of its independent accountant BDO Seidman LLP, which acted as its independent accountant with respect to the Company’s financial statements for the fiscal years ended May 31, 1999 and 2000.

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

During the last two fiscal years the reports issued by BDO Seidman contained an explanatory paragraph as to the Company’s ability to continue as a going concern but did not contain any disclaimer of opinion, or was qualified or modified as to audit scope or accounting principles. In addition, during the last two fiscal years and subsequent periods there were no disagreements with BDO Seidman regarding accounting principles, or practices, financial statement disclosure, or auditing scope or procedure.

Prior to the change of accounting firms, neither the Board of Directors nor management consulted Vasquez & Company regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position

Bruce R. Korman	43	President, Chief Executive Officer and Chairman of the Board

Edmund King	38	Chief Financial Officer/Secretary

Richard Miller	48	Director

Robert B. Fagenson	51	Director

Dave Grano	41	Director

Kevin Walls	40	Director

Bruce Korman has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception, and has served in the same capacities at National Cash Processors, Inc. (“NCP”) and CoinBank Automated Systems, Inc. (“CAS”), the Company’s wholly owned subsidiaries, since their respective inceptions. Since 1984, Mr. Korman has been a principal and general partner in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

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

Robert B. Fagenson has been a director of the Company since August 4, 1998. Mr. Fagenson has, for more than the last five years, been a director and President of Fagenson & Co., Inc., a New York Stock Exchange (“NYSE”) specialist firm, and a Vice President and director of Starr Securities, Inc. a registered broker-dealer and member of the NYSE. Mr. Fagenson has been director and Vice Chairman of the NYSE; a director of Rent-Way, Inc., a company listed on the NYSE; a director of Intrenet, Inc., a company listed on the Nasdaq SmallCap Market; and a director of Hudson Hotel Corporation, a company listed on the Nasdaq National Market. Mr. Fagenson serves as the representative of Starr Securities, Inc., the co-underwriter in the Company’s initial public offering.

Dave Grano has been a director of the Company since October, 2001. Mr. Grano has been President and Chief Executive Officer of Card Capture Services (CCS), the largest independent ATM network in the U.S., for four years. Previously, Mr. Grano was the Vice-President of Nextel, Inc. and National Indirect Sales Manager for U.S. West.

Kevin Walls has been a director of the Company since July 2001. Mr. Walls worked for 5 years as Director of Sales with Guinness Peat Aviation in Ireland, at that time the world’s largest aircraft finance and leasing company. From 1994 to 1997 Mr. Kevin Walls also worked as Vice President—Corporate Planning for a major airline in Jakarta, Indonesia and headed up the corporate and strategic planning department. Furthermore, Mr. Kevin Walls acts as a special advisor to many companies in the Middle East and is an expert on the aerospace industry.

Compensation of Directors, Committees of the Board and Board Meetings.

During the fiscal year ended May 31, 2002, we did not pay any consideration to Mr. Korman or Mr. Miller for their services as members of the Board. Mr. Korman and Mr. Miller were the only members of the Board of Directors prior to our initial public offering in July 1998. Mr. Fagenson joined our Board in August 1998. Mr. Walls joined our Board in July 2001 and Mr. Grano joined our Board in October 2001.

Directors do not receive cash compensation for serving on the board of directors. We reimburse directors who are not our employees the costs of attending meetings. Directors who are employees are not entitled to any additional compensation as such. All non-employee directors are eligible to participate in the Non-Executive Director Stock Option Plan, which was approved by the board of directors in August 1998 and by our shareholders in June 1999. Under the Non-Executive Director Plan each non-employee director received 30,000 options upon joining the board of directors. The options vest as follows: 10,000 options vest upon the date of joining the board; 10,000 options vest on the first anniversary date; and 10,000 options vest on the director’s second anniversary date. As of May 31, 2002, there were 90,000 options issued under the plan to directors. There are no annual grants of options to directors under the Non-Executive Director Plan. See “Non-Executive Director Stock Option Plan”.

The board of directors has established two committees. The Audit Committee is comprised of Kevin Walls and David Grano. All of the members of the Audit Committee are independent directors. The audit committee’s duties include:

—	reviewing with our independent auditors, the scope and results of any audits; and

—	reviewing with the independent auditors and management, our accounting, financial and operating controls and staff.

In addition, the board of directors has established a Compensation Committee comprised of Robert Fagenson, David Grano and Richard Miller. All of the members of the Compensation Committee are independent directors. The Compensation Committee will administer our Employee Stock Option Plan and negotiate and approve employment agreements between the Company and its executive officers.

During the fiscal year ended May 31, 2002, one meeting of the Board of Directors was held.

Certain Key Employees

Willi Muhr, 39, has been Vice President of the Company since August 1996, establishing and managing the Company’s European Operations. From June 1993 to March 1996, Mr. Muhr served as Chief Executive Officer of Adcon Telemetry, an international wireless data communications company. From August 1986 to February 1993, Mr. Muhr was a principal in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

Darryl J. Bergman, 34, has been Chief Technology Officer for the Company since January 1997. From January 1991 to December 1996, Mr. Bergman served first as Software Developer and later as Software Project Leader at Harte-Hanks, a leading media and marketing firm, where he had senior responsibility for database applications software development for major accounts including Sony Corporation, Prudential Insurance, Cigna Health Care and others.

ITEM 10.    EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth certain compensation paid by us during the fiscal years ended May 31, 2002 May 31, 2001 and May 31, 2000 to our President and Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Annual Compensation				Long Term Compensation		All Other Compensation
	Year	Salary		Bonus	Securities Underlying	Options (#)
Bruce Korman	2002	$180,000	(1)				$0.00
President and	2001	$180,000					$0.00
Chief Executive Officer	2000	$150,000					$0.00
Edmund King	2002	$120,000					$19,000	(2)(3)
Chief Financial Officer	2001	$60,000				50,000	$6,000	(2)

(1)	As of May 31, 2002 the Company owed Mr. Korman $61,308 in back wages.
(2)	Amount represents Company paid allowance for Automobile Allowance.
(3)	Amount represents Company paid bonus wages.

The following table discloses information concerning stock options granted in the year ended May 31, 2002 to our Chief Executive Officer.

Option Grants in Fiscal Year Ended May 31, 2002

	Individual Grants in Last Fiscal Year
Name	Number of Securities Underlying Options/Warrants	Percent of Total Options/Warrantsto Employees in Fiscal Year (%)	Exercise Price ($/Sh)	Expiration Date
Bruce Korman	0
Edmund King	0

Aggregated Option Exercises And Fiscal Year-End Option Values

The following table sets forth information concerning the number of options owned by the Named officers and the value of any in-the-money unexercised stock options as of May 31, 2002. No options were exercised by any of the named officers during the fiscal year ended May 31, 2002:

	Number of Securities Underlying Unexercised Options at May 31, 2002		Value of Unexercised In-the-Money Options at May 31, 2002(1)
Name	Exercisable	Un-exercisable	$Exercisable	$Un-exercisable
Bruce Korman	80,915		0
	72,444		0
	46,821		0
Edmund King	166,667	33,333	0

(1)
Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the Common Stock. An Option is “in-the-money” if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

Employment Agreements

We previously entered into a three-year employment agreement with Mr. Korman, which expired in July 2001. There is currently no employment agreement in place between Mr. Korman and us. The loss of the services of Mr. Korman could have a material adverse effect on our business and prospects. Mr. Korman also participates in other business endeavors, which require a portion of his business time. Although Mr. Korman has advised us that his participation in outside business matters should not interfere with his performance of his duties as our President and Chief Executive Officer, there can be no assurance that a conflict of interest will not arise with respect to the allocation of Mr. Korman’s time or that such conflict would be resolved in our favor.

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

Employee Stock Option Plans

In 1996, Company adopted the 1996 Employee Stock Option Plan (the “Employee Plan”). The purpose of the Employee Plan is to attract and retain qualified personnel, to provide additional incentives to employees, officers and consultants of the Company and to promote the success of the Company’s business. A reserve of 775,887 shares of the Company’s Common Stock had been established for issuance under the Employee Plan. The Board of Directors currently administers the Employee Plan. Subject to the Employee Plan, the Board has complete discretion to determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the exercise price of the option, the status of any granted option as either an incentive stock option or a non-qualified option, the vesting schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

Each option granted under the Employee Plan will have a maximum term of five years, subject to earlier termination following the optionee’s cessation of service with the Company. All options granted to date have a term of five years. The exercise price of incentive stock options and non-qualified stock options granted under the Employee Plan must be at least 100% of the fair market value of the stock subject to the option on the date of grant, respectively (or 110% with respect to incentive options granted to holders of more than 10% of the voting power of the Company’s outstanding stock). Such payment may be made in cash, or at the discretion of the Board, in outstanding shares of Common Stock held by the participant, through a full recourse promissory note payable in installments over a period of years or any combination of the foregoing. The Board is submitting for Shareholder approval a proposal to increase the number of shares reserved under the 1996 Plan by 200,000 shares.

At the Annual Meeting of Shareholders held on June 21, 1999, the Company’s shareholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of shares eligible for issuance by 200,000 shares from 557,887 to 775,887 shares. As of May 31, 2002, there were 767,429 options granted under the 1996 Employee Stock Option Plan.

Non-Executive Director Stock Option Plan

In August 1998 the Board of Directors approved a stock option plan for Non-Employee Directors who are not eligible to participate in the 1996 Employee Plan. The Director Stock Option plan was approved by the Company’s shareholders at the Annual Meeting held in June 1999.

The Director Plan provides each non-executive director with options to purchase 30,000 options upon joining the Board of Directors. The options vest as follows: 10,000 options vest upon joining the Board; 10,000 options vest on the first anniversary date; and 10,000 options vest on the director’s second anniversary date. There are no annual grants of options to directors under the Director Plan. Only non-employee directors of the Company are eligible to participate in the Director Plan.

The Director Plan is intended to attract and retain key personnel whose performance is expected to have a positive effect on the Company’s profits and growth potential by encouraging and assisting those persons to acquire equity in the Company. The Board believes that by compensating Directors with stock options the Board will have similar interests to the shareholders of the Company to promote growth and enhanced shareholder value.

As of May 31, 2002, options to purchase a total of 90,000 shares of the Company’s Common Stock have been issued under the Director Plan. Options may be granted under the Director Plan until the year 2008 to (I) non-executive directors as defined and (II) members of any advisory board established by the Company who are not full time employees of the Company or any of its subsidiaries.

The exercise price for options granted under the Director Plan is 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Director Plan the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or by a combination of each. The term of each option commences on the date it is granted and, unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. Options granted under the Director Plan are not qualified for incentive stock option treatment.

Limitations of Liability and Indemnification

The Company’s Restated Certificate of Incorporation and by-laws provide that the Company shall, to the maximum extent permitted from time to time under the Delaware General Corporation Law (the “DGCL”), indemnify and advance expenses to any officer, director, employee or agent of the Company in connection with any threatened, pending or completed action, suit or proceeding. The Restated Certificate of Incorporation also permits the Company to secure insurance on behalf of any person who was or is a director, officer, employee or agent of the Company against any liability incurred by such person in such capacity, regardless of whether indemnification would be permitted under the applicable provisions of the DGCL or the Restated Certificate of Incorporation.

Section 102(b)(7) of the DGCL permits a provision in the certificate of incorporation of each corporation organized thereunder eliminating or limiting, with certain exceptions, the personal liability of a director to the corporation or its stockholders for monetary damages for certain breaches of fiduciary duty as a director.

Section 145 of the DGCL (“Section 145”), in summary, empowers a Delaware corporation, within certain limitations, to indemnify its officers, directors, employees and agents against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement, actually and reasonably incurred by them in connection with any nonderivative suit or proceeding, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to a criminal action or proceeding, had no reasonable cause to believe their conduct was unlawful.

With respect to derivative actions, Section 145 permits a corporation to indemnify its officers, directors, employees and agents against expenses (including attorneys’ fees) actually and reasonably incurred in connection with the defense or settlement of such action or suit, provided such person meets the standard of conduct described in the preceding paragraph, except that no indemnification is permitted in respect of any claim where such person has been found liable to the corporation, unless the Court of Chancery or the court in which such action or suit was brought approves such indemnification and determines that such person is fairly and reasonably entitled to be indemnified.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of September 6, 2002, with respect to each executive officer and director, each nominee for director, all directors and officers as a group and the persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by us to be the beneficial owner of more than five percent of any class of the common stock, the sole class of voting securities. At September 6, 2002 there were 6,084,533 shares of common stock outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Owner	Percentage of Shares Beneficially Owned
Bruce Korman(3)	716,447	11.77%
Richard Miller(4)	716,657	11.78%
Robert B. Fagenson(5)	60,000	1.00%
David Grano(6)	30,000	*
Kevin Walls(7)	176,286	2.90%
Edmund King(8)	50,000	*
Darryl Bergman(9)	75,000	1.23%
Willi Muhr(10)	50,000	*
Peter & Irene Gauld(11)	1,755,860	28.86%

All directors and executive officers as a group (persons)(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)	3,630,250	59.66%

*	Denotes less than 1%.

Footnotes appear on next page

(1)	Unless otherwise indicated, the address for each named individual or group is in care of Cash Technologies, Inc., 1434 West 11th Street, Los Angeles, California 90015.
(2)
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from June 1, 2002, upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this Prospectus.

(3)
Includes 516,267 shares owned by First Bancorp L.P. Mr. Korman is a limited partner of First Bancorp L.P. and the President of the general partner of First Bancorp L.P. Also includes 200,180 shares subject to outstanding exercisable and unexercisable options.

(4)
Includes 516,477 shares owned by Lakeview Enterprises, Ltd. Mr. Miller is a limited partner of Lakeview Enterprises, Ltd. and the President of the general partner of Lakeview Enterprises, Ltd. Also includes 200,180 shares subject to outstanding exercisable and unexercisable options.

(5)
Includes 60,000 options to purchase common stock. Figures include all vested and unvested options. Does not include any shares of common stock or other securities owned by Starr Securities, Inc. of which Mr. Fagenson is an officer and director or owned by the Fagenson & Co., Inc. Employee Pension Plan and Trust of which Mr. Fagenson is an employee and a trustee.

(6)	Includes options to purchase an aggregate of 30,000 shares.
(7)	Includes options to purchase an aggregate of 42,000 shares, 120,000 shares issuable upon conversion of Series B preferred stock and 14,286 shares issued as dividends on Series B preferred stock.
(8)	Includes options to purchase an aggregate of 50,000 shares.
(9)	Includes options to purchase an aggregate of 75,000 shares

(10)	Includes options to purchase an aggregate of 50,000 shares
(11)
Includes 325,860 shares issued upon conversion of Series D preferred stock and 500,000 shares issued upon conversion of Series F preferred stock, 576,923 shares of common stock, 53,077 shares of common stock issued in lieu of interest and an aggregate of 300,000 shares issuable upon exercise of 300,000 Series E, G and H warrants.

Equity Compensation Plan Information

The following table sets forth certain information as of September 1, 2002, with respect to each employee, officer and director, each nominee for director, all directors and officers as a group and the persons known by us to hold options under the Company’s Employee Stock Option and Non-Executive Director Stock Option Plan. As of September 1, 2002 a reserve of 775,887 shares of the Company’s Common Stock had been established for issuance under the Employee Plan and 150,000 under the Non-Executive Director Plan. There are 767,429 options outstanding under the Employee Plan and 90,000 under the Non-Executive Director Plan.

Number of securities to be issued upon exercise of options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by Security holders	857,429	$5.25	68,458
Equity Compensation plans not approved by Security holders	—	—	—

Total	857,429	$5.25	68,458

Certain Reports

Other than the individuals disclosed below, during the fiscal year ended May 31, 2002, other than as described below no Director, officer of beneficial owner of more than ten percent of the Corporation’s Common Stock (which is the only class of securities of the Corporation registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), (a “Reporting Person”) failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. Mr. Robert Fagenson, a director of the Company, did not timely file a report on Form 4 in connection with the grant of warrants issued in connection with a loan made by an entity affiliated with him. See “Certain Relationships and Related Transactions”, the loan was made in April 2001.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

In October 1995, in consideration of certain loans made to us by Mr. Miller and Lakeview, we issued a secured promissory note in the amount of $812,000 to Lakeview, bearing interest at the rate of 10.5% per annum, secured by a pledge of substantially all of our then existing assets, which note matured on April 19, 1997. Since 1997, Lakeview sold approximately $305,000 of this debt to certain third parties. We repaid approximately $146,000 of the loan from the proceeds at its initial public offering. We converted the remaining portion of the loan to approximately 104,500 shares of Common Stock.

Prior to November 1996, we licensed certain technology and software used in its operations from First Bancorp, pursuant to an agreement that required us to pay to First Bancorp monthly royalties in the amount of the greater of 2.5% of our earnings before interest and taxes or $3,000. In November 1996, we purchased such software and related intellectual property rights from First Bancorp for $50,000, which is represented by a non-interest bearing promissory note which was paid following our initial public offering in July 1998.

We lease approximately 13,000 square feet of space at 1434 West 11th Street, Los Angeles, CA, which we use for our executive offices and coin processing facility from Prime Financial Partners, Ltd., an affiliate of Messrs. Korman and Miller. The lease agreement expired in September 2001, but we continue to rent the facility on a month-to-month basis. The base monthly rent is approximately $5,618 and as of May 31, 2002 we were $11,236 in arrears in rent.

In connection with our initial public offering in July 1998, approximately $1,324,700 amount of outstanding corporate indebtedness was converted by certain lenders into approximately 292,745 shares of Common Stock, of which approximately 161,830 are beneficially owned by Messrs. Korman and Miller. In connection with this transaction, we issued Messrs. Korman and Miller options to purchase approximately 161,800 shares of Common Stock at an exercise price of $7.00 per share.

The Company obtained a loan of $70,000 in March 2001, $10,000 in May 2001, $8,000 in August 2001, $35,800 during the quarter ended November 30, 2001 and an additional $68,000 in the fiscal quarter ended February 28, 2002 from Bruce Korman who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loan was a short-term loan and as of May 31, 2002 had been repaid in full.

The Company also obtained a loan of $50,000 from Pierce Liberman who is a shareholder of the Company. The loan was a short-term loan and as of May 31, 2002 had been repaid in full.

On April 4, 2001, the Company obtained loan of $75,000 from Transtech GBM, Inc. Robert Fagenson who is on the Company’s Board of Directors is the Chief Executive Officer of Transtech GBM, Inc. The loan bears an interest rate of 10% annually and the Company has issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 had been recorded in 2001 in conjunction with the warrants. The company has accrued interest expense of $8,750 in conjunction with this loan. As of September 1, 2002, the full amount of the loan is outstanding.

Our board of directors has adopted a policy which requires that all transactions with officers, directors or 5% or greater stockholders must be on terms no less favorable than could be obtained from unaffiliated third parties and that, following the election of one or more independent disinterested directors, any such transaction must be approved by a majority of such directors.

Delaware Anti-takeover Law

The Company is subject to certain anti-takeover provisions under Section 203 of the Delaware General Corporation Law. In general, under Section 203, a Delaware corporation may not engage in any business combination with any “interested stockholder” (a person that owns, directly or indirectly, 15% or more of the outstanding voting stock of a corporation or is an affiliate of a corporation and was the owner of 15% or more of the outstanding voting stock) for a period of three years following the date such stockholder became an interested stockholder, unless (i) prior to such date the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or (II) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, or (III) on or subsequent to such date, the business combination is approved by the board of directors and unauthorized at an annual or special meeting of stockholders by at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder. The restrictions imposed by Section 203 will not apply to a corporation if the corporation’s initial certificate of incorporation contains a provision expressly electing not to be governed by this section or the corporation by action of its stockholders holding a majority of the outstanding stock adopts an amendment to its certificate of incorporation or by-laws expressly electing not to be governed by Section 203.

The Company has not elected out of Section 203, and upon consummation of the Company’s initial public offering and the listing of Common Stock on Nasdaq, the restrictions imposed by Section 203 apply to the Company. Such provision could have the effect of discouraging, delaying or preventing a takeover of the Company, which could otherwise be in the best interest of the Company’s stockholders, and have an adverse effect on the market price for the Company’s Common Stock.

ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following Exhibits designated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 17 C.F.R. 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

*3.1	Restated Certificate of Incorporation of the Company [Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*3.2	Bylaws of the Company [Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*3.3	Certificate of Designation of Series A 8% Cumulative Convertible Preferred Stock [filed as Exhibit 3.1 (a) to the Company’s Form 10 QSB for the quarter ended August 31, 1999.

*4.1	Form of the Company’s Common Stock Certificate [Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*4.2
Form of the Underwriter’s Warrant Agreement, including Form of Warrant Certificate dated as of July 9, 1998 between the Company, Starr Securities, Inc. and GunnAllen Financial Inc. (the “Underwriters”)[Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.1	Lease for the Company’s Facilities at 1422 -34 West 11th Street, Los Angeles Ca [Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.2	Agreement dated November 22, 1996 between National Cash Processors Inc. and First Bancorp LP [Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.3
Manufacturing and License Agreement dated January 17, 1997 between the Company and Geld Bearbeitungs Systeme GES.M.B.H.[Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.4	Form of Employment Agreement between the Company and Bruce Korman [Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.5	Employee Stock Option Plan [Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.6	Form of Consulting Agreement between the Company and the Underwriters dated as of July 9, 1998 [Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.7	Stock Purchase Agreement and Plan of Reorganization of the Company [Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.8	Contract between the Company and Los Angeles County Metropolitan Transportation Authority [Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.9	Promissory Note issued to G.E. Capital Corp, Security Agreement and related Guarantees [Exhibit 10.9 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.10	Form of Bridge Notes and Bridge Warrant [Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.11	Non-Executive Director Stock Option Plan [filed as Exhibit A to the Company’s Proxy Statement for its Annual Meeting held on June 21, 1999].

23.	Consent of Vasquez & Company LLP, independent auditors

99.1	Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 13th day of September, 2002.

CASH TECHNOLOGIES, INC.

By:	/s/ BRUCE KORMAN
Bruce Korman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ BRUCE KORMAN Bruce Korman	President, Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2002

/s/ EDMUND KING Edmund King	Chief Financial Officer and Secretary (Principal Financial Officer)	September 13, 2002

/s/ RICHARD MILLER Richard Miller	Director	September 13, 2002

/s/ DAVID GRANO David Grano	Director	September 13, 2002

/s/ KEVIN WALLS Kevin Walls	Director	September 13, 2002

CERTIFICATIONS

I, Bruce Korman, Chief Executive Officer of Cash Technologies, Inc. certify that:

1.  I have reviewed this annual report on Form 10-K of Cash Technologies, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

CASH TECHNOLOGIES, INC.

By:	/s/ BRUCE KORMAN
Bruce Korman Chief Executive Officer

Date: September 13, 2002

CERTIFICATIONS

I, Edmund King, Chief Financial Officer of Cash Technologies, Inc. certify that:

1.  I have reviewed this annual report on Form 10-K of Cash Technologies, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

CASH TECHNOLOGIES, INC.

By:	/s/ EDMUND KING
Edmund King Chief Financial Officer

Date: September 13, 2002