Form 10QSB
period 2002-08-31
CASH TECHNOLOGIES INC
filed 2002-10-21
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For three month period ended August 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 001-15783

CASH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation organization)	95-4558331 (IRS Employer Identification No.)

1434 W. 11th Street, Los Angeles, CA (Address of principal executive offices)	90015 (Zip Code)

(213) 745-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

On October 1, 2002, there were 6,054,694 shares of common stock, $ .01 par value, issued and outstanding.

CASH TECHNOLOGIES, INC.

FORM 10-QSB

PART I

ITEM 1.    FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31, 2002	May 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$394	$419,704
Accounts receivable	139,606	38,276
Other receivable (net of allowance $21,000)	85,532	85,532

Total current assets	225,532	543,512
CoinBank machines held for sale	936,402	1,029,292
PROPERTY AND EQUIPMENT (net)	48,308	56,890
CAPITALIZED SOFTWARE COSTS	2,425,662	2,565,605
DEFERRED FINANCE FEES	20,833	83,333
OTHER ASSETS	3,000	3,000

TOTAL ASSETS	$3,659,737	$4,281,632

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Current maturities of notes payable	776,165	4,137,630
Due to officers and directors	153,364	75,000
Convertible debt	4,091,623	1,420,574
Equity placement liability	530,000	530,000
Accounts payable	979,352	961,045
Accrued liabilities	1,125,543	954,745
Bank overdraft	197,800	197,800
Dividend payable	864,453	776,456

Total current liabilities	8,718,300	9,053,250
Long-term notes payable	3,288,465	—
Long-term convertible debt	—	2,586,674

TOTAL LIABILITIES	12,006,765	11,639,924

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY:
Common stock	63,822	62,335
Preferred stock	1,904,688	1,904,688
Additional paid in capital	20,417,568	20,140,847
Accumulated deficit	(30,733,106)	(29,466,162)

Total stockholders’ deficiency	(8,347,028)	(7,358,292)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,659,737	$4,281,632

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended August 31,
	2002	2001
GROSS REVENUES (Note 1)	$2,138,392	$974,320

NET REVENUES	$187,371	$28,852
COST OF REVENUES	130,458	$39,074

GROSS PROFIT (LOSS)	56,913	$(10,222)

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	721,209	492,613
RESEARCH & DEVELOPMENT EXPENSE	72,346	—
DEPRECIATION & AMORTIZATION EXPENSE	147,562	26,551

OPERATING LOSS	(884,204)	(529,386)
INTEREST EXPENSE	229,133	264,755

LOSS BEFORE INCOME TAXES	(1,113,337)	(794,141)
INCOME TAXES	—	—

NET LOSS	$(1,113,337)	(794,141)

Dividends & deemed dividends	$122,969	576,682
Net loss allocable to common shareholders	$(1,236,305)	(1,370,823)
Basic and diluted net loss per share	$(0.25)	$(0.38)
Basic and diluted weighted average shares of common stock outstanding	4,936,281	3,566,120

See notes to consolidated financial statements.

CASH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Fiscal Three Months Ended August 31,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(1,113,337)	$(794,141)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of discount on convertible debt	—	17,583
Amortization of capitalized software	139,943	—
Noncash deemed interest expense	62,500	83,334
Noncash compensation expense	162,598	—
Depreciation expense	8,582	31,592
Changes in operating assets and liabilities:
Account receivable	(101,330)	30,615
CoinBank machines held for sale	92,890	9,289
Prepaid expenses and other current assets	—	7,500
Other assets	—	2,629
Accounts payable	18,307	(51,581)
Accrued interest	161,375	157,625
Accrued expenses and other current liabilities	170,798	96,243

Net cash used in operating activities	(397,674)	(409,312)

INVESTING ACTIVITIES:
Purchase of property and equipment	—	(535)
Capitalized software	—	(180,264)

Net cash used in investing activities	—	(180,799)

FINANCING ACTIVITIES:
Book overdraft	—	(1,840)
Net proceeds from issuance of preferred stock	—	818,000
Proceeds from short-term debt	78,364	158,000
Repayments on short-term debt	(150,000)	—
Proceeds from sale of common stock	50,000	100,000

Net cash provided by financing activities	(21,636)	1,074,160

CHANGE IN CASH AND CASH EQUIVALENTS	(419,310)	484,049
Cash and Cash Equivalents, Beginning of Year	419,704	—

Cash and Cash Equivalents, End of Year	$394	$484,049

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Conversion of preferred stock into common stock	$—	$35,587
Deemed dividend on preferred stock	$—	$433,060
Common stock offering	$50,000	$—
Issuance of common stock for services performed	$162,600	$99,167
Dividends declared on preferred stock	$87,997	$131,582
Deemed dividend on warrants issued	$65,610	$12,038

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:    GENERAL

Going Concern:

The Company has prepared the financial statements included in this Form 10-QSB assuming that the Company will continue as a going concern. Although the Company has raised additional capital since its public offering in July 1998, it has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operation in order to remain a viable entity. In addition, the Company must raise significant capital to fund current operations and to repay existing debt. The Company’s auditors have included an explanatory paragraph in their report for the year ended May 31, 2002, indicating there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

Presentation of Interim Information:

In the opinion of the management of Cash Technologies, Inc. (the “Company”), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2002 and the results of operation and cash flows for the three month period ended August 31, 2002 and 2001. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Form 10-KSB for the year ended May 31, 2002, filed with the SEC. The results of operations for the three month period ended August 31, 2002, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

Gross revenues—includes the value of currency processed and does not represent revenue under generally accepted accounting principles.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of August 31, 2002, capitalized software costs amounted to $2,425,662. Technological feasibility was achieved in September of 1999 and from that point forward all expenses related to the EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs totaling $213,647 since have been expensed including $72,346 in the current quarter.

Amortization commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended August 31, 2002, the Company amortized an additional $139,943. The current EMMA asset is currently valued at $2,425,662, which reflects the costs incurred by the Company in developing the asset, as well as the net realizable value estimated in management's determination. Management believes that its estimates reflect its ability, based upon management's internal projections, to obtain a recovery on the asst. These estimates assume that recovery of the value of the asset will be obtained commencing in the later half of the 2003 calendar year, and will be obtained in full by the end of calendar year 2005. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability and willingness of corporate entities to purchase software such as the EMMA software.

In its projections, management has calculated a transaction fee based upon use of the technology through placement on mobile trucks operated by an independent third party . The transaction charge for use through ATM machines would be higher, because the services available through an ATM located in a bank office would be greater and the expense to Cash Technologies is also greater. The projected transaction fees are based upon management's discussions with potential customers, including bank and non-bank ATM service providers.

Management has had significant negotiations with representatives of various large financial institutions regarding installation of EMMA based products.

According to a study entitled "The Use of Checks and other Non-Cash Payment Instruments in the United States" prepared by the Federal Reserve, there were 42.5 billion checks processed in the Untied States during the year 2000.

Much of our SG&A costs are fixed in nature, therefore, as the volume of transactions and revenues increase, the SG&A does not increase proportionately.

There can be no assurance that management's estimates will prove accurate, and investors should be aware that in the event these estimates are inaccurate, a write down of all or a portion of this asset may be required.

NOTE 2.    COMMITMENTS AND CONTINGENCIES

On August 7, 2000 Shaw’s Supermarkets filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (Civil action # 00CV11571WGY, United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw’s locations in New England on a free-placement basis since June 1999 and had been negotiating a settlement and termination agreement with Shaw’s to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw’s was claiming damages in excess of $200,000, for contract termination fees and reimbursements. We believed that the amount owed was approximately $55,000 and had accrued for the liability. In January of 2001, both parties agreed to settle the lawsuit for $74,778 subject to certain conditions. As a consequence of our discovery of potential damage to some of the machines and Shaw’s refusal to permit our inspection of the machines before executing a release, the settlement agreement was never completed.

On June 7, 2002, Shaw’s Supermarkets filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (Civil action # 02-02532, United States District Court, District of Massachusetts), against us again claiming breach of contract and damages in excess of $200,000. We were unaware of the lawsuit until September 2002 when we were served a proper summons. As before, we believe that Shaw’s claims are without merit and that we have meritorious defenses. Furthermore, we have filed a countersuit in excess of $750,000 for the value for our CoinBank machines, loss of business and all other applicable costs incurred by us.

In December 1997, Vindex USA, Inc. filed a complaint against our CoinBank subsidiary, in the Superior Court of California, Los Angeles County seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by CoinBank. The court has entered judgment against CoinBank in favor of Vindex in the sum of $97,864, which remains outstanding.

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

Upon learning of this matter, we immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, we were granted a Temporary Restraining Order staying enforcement of the judgment. We contend that the Louisiana court had no jurisdiction and that we were never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister- state judgment. We also contend that Kane Corte’s allegations are without merit and that his desire to return the machines is a result of his failed business practices. The Company has initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. The Company believes that it will be successful in these actions to set aside the judgments. The Company further believes that it has meritorious defenses to each of the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.

On July 10, 2002, Burns International Security Services (“Burns”) obtained a default judgment against the Company for $14,157 (the “Judgment”) for services Burns rendered to one of the Company’s affiliates. On August 15, 2002, the Company, not having received actual notice of the lawsuit before the judgment was entered, filed a motion to set aside or vacate the Judgment. The court, on September 4, 2002, issued a tentative ruling in the Company’s favor granting the motion to set aside or vacate the Judgment. In October 2002, the Company and Burns reached a settlement for the Company to pay a gross amount of $12,257 in installments. As of October 15, 2002, the Company has made a payment of $2,000 with regards to this judgment.

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract to collect $79,999 owed to the Company by the defendants. This dispute arose from loans made by the Company in September, 2000 to McNeely, Willmon and a third individual in connection with a proposed acquisition of a company in which they were major shareholders. Pursuant to the promissory notes, the loans were due to be repaid in December 2000. Despite our repeated collection efforts, two of the borrowers, McNeely and Willom, have refused to pay the amounts owed. We are seeking an amount in excess of $79,999 from the defendants. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages to which the Company is required to respond by October 25, 2002. We believe that the cross complaint is without merit and feel confident that we will prevail in this matter, although there can be no assurance.

NOTE 3:    STOCKHOLDERS EQUITY

In June 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 33,333 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $2.00 per share and are exercisable for five years. A deemed dividend benefit of $4,855 was recognized in conjunction with this placement.

In June 2002, the Company awarded 60,400 shares of the Company’s common stock and 50,400 common stock warrants with an exercise price of $2.00 and a five (5) year life to a consultant. The

Company recorded a compensation expense charge of $90,600 as well as a beneficial conversion feature of $50,291.

Also in June 2002, the Company issued 55,000 shares of the Company’s common stock to one of its developers in lieu of services rendered. The shares of common stock were valued at $1.36 per share.

NOTE 4:    RELATED PARTY TRANSACTIONS

In April 2002, the Company had obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on the Company’s Board of Directors. The total amount of this loan is still outstanding. The loan bears an interest 10% per annum and is payable upon demand. As of the quarter ended August 31, 2002 the Company has accrued $10,625 in interest with regards to this loan. Also, in the fiscal quarter ended August 31, 2002, the Company obtained short-term loans of an aggregate principal amount of $78,364 from Bruce Korman (and related parties) who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of August 31, 2002, the Company had $61,308 in arrears in salary to Mr. Korman.

NOTE 5:    SHORT-TERM DEBT NEGOTIATED TO LONG-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. As of August 31, 2002 we owed $3,886,778, which includes the principal, financing fees and unpaid interest. On September 27, 2002 the Company entered into a new promissory note with GE to begin monthly interest payments and repay the total debt outstanding in twelve (12) monthly payments beginning October 15, 2002 of which the first eleven (11) consisting of interest only and the payment twelve (12) consisting of all outstanding principal, interest and fees. The Company agreed to (i) pay 9.5% per annum for the first six (6) payments (ii) pay 11.5% per annum for the last six (6) payments (iii) a minimum of 18% if the Company was to become in default (iv) 5% late fee if a payment is received ten (10) days after the payment date and (v) 90% of all gross proceeds received from the sale of CoinBank machines. As of the date of this report, the Company has yet to make the initial payment to GE.

NOTE 6:    CONVERTIBLE DEBT

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

Since July 31, 2001, the notes have been in default, however the Company has made an offer to the noteholders to restructure the debt. Under the offer, the notes would be extended for two (2) years to July 2003 and the noteholders will surrender all old warrants priced at $13.50 per share and will receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately and have a life of 5 years and are exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. To date, the Company has received executed Acceptance Letters from thirty-five (35) of the forty-eight (48) noteholders, which modify the terms of the original Promissory Notes. The Company is engaged in discussions with the remaining thirteen (13) noteholders to finalize modifications of their Notes. As of August 31, 2002 the Company has received commitments for $2,587,000 of the notes, which represents approximately 77% of the total notes outstanding. As part of the restructuring process the Company reclassified $339,722 of interest accrued as part of the reissued notes. As of August 31, 2002 the Company has accrued an additional $389,901 in interest payable on the notes. The Company has recognized a deemed dividends expense of $273,904 in conjunction with this restructuring.

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

Information on the Company’s business segments for the three months ended August 31,

	2002	2001
Net revenues and sales:
Cash processing	27,624	14,902
CoinBank machines	138,500	13,950
EMMA	21,247	—

	187,371	28,852

Interest expense
Cash processing	—	—
CoinBank machines	2,336	2,336
EMMA	—	—
Unallocated	226,797	262,419

	229,133	264,755

Depreciation and amortization
Cash processing	—	12,956
CoinBank machines	5,849	10,616
EMMA	141,714	—
Unallocated	4,887	2,979

	147,562	26,551

Segment profit (loss)
Cash processing	(25,921)	(58,548)
CoinBank machines	(192,594)	(335,220)
EMMA	(894,822)	(500,373)
Unallocated	—	—

	(1,113,337)	(794,141)

Net identifiable assets:
Cash processing	—	51,022
CoinBank machines	961,506	1,278,416
EMMA	2,425,662	2,543,012
Unallocated	272,569	790,055

	3,659,737	4,662,505

NOTE 8:    SUBSEQUENT EVENTS

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv)

the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. As of August 31, 2002 we owed $3,886,778, which includes the principal, financing fees and unpaid interest. On September 27, 2002 the Company entered into a new promissory note with GE to pay the total debt outstanding in twelve (12) monthly payments beginning October 15, 2002 of which the first eleven (11) consisting of interest only and the payment twelve (12) consisting of all outstanding principal, interest and fees. The Company agreed to (i) pay 9.5% per annum for the first six (6) payments (ii) pay 11.5% per annum for the last six (6) payments (iii) a minimum of 18% if the Company was to become in default (iv) 5% late fee if a payment is received ten (10) days after the payment date and (v) 90% of all gross proceeds received from the sale of CoinBank machines. As of the date of this report, the Company has yet to make the initial payment to GE.

The Company projects that within the next twelve (12) month period the Company will achieve positive cashflow. Furthermore, the Company projects that it will take approximately two and a half (2.5) years to recover the capitalized software costs for EMMA.

Research and development costs for the three month period ended August 31, 2002 increased to $72,346 compared to zero for the three month period ended August 31, 2001.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS

Safe Harbor Statement

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to the Company’s capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately”, “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: significant and immediate need for capital, market acceptance of the Company’s products, technological restrictions upon development, limited marketing experience, uncertainty of product development, including our EMMA technology, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only. The Company assumes no obligation to update forward-looking statements.

    Introduction

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

    E-Commerce Message Management Architecture (EMMA)™ Transaction Processing System

In 1996, the Company began its development of an enhanced version of an automated teller machine which was designated the ATM-X™. The ATM-X was designed to provide a range of services not typically offered by ATM machines, such as electronic bill payment, instant activated phone cards, event ticketing and others. As development efforts proceeded, the Company discovered the need to create a robust transaction processing system that could link the new ATMs with the worldwide financial networks in order to provide these new services to ATMs, kiosks and wireless devices.

In December of 1997, the Company filed a patent application describing its transaction processing and networking technologies, which resulted in the issuance of patent, number 6,308,887, by the U.S. Patent and Trademark Office on October 30, 2001. The technology, which was later named EMMA (E-commerce Message Management Architecture), allows for the seamless integration of conventional ATM and credit card networks with non-bank networks and the Internet. The explosion of Internet e-commerce has created, in management’s opinion, a demand for EMMA’s unique capabilities to provide advanced financial services on ATMs, POS (point of sale) terminals and wireless devices.

Technological feasibility was achieved in September of 1999 and from that point forward all expenses related to the EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs totaling $213,647 since have been expensed including $72,346 in the current quarter.

Amortization commenced on January 1, 2002. The amortization was over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. The amortization period for capitalized software was changed to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended August 31, 2002, the Company amortized an additional $139,943. As of August 31, 2002, capitalized software costs amounted to $2,425,662.

    Commercial Cash Processing

Cash Technologies, Inc. operates a cash processing facility in Los Angeles, California, where it counts currency, which it purchases in bulk from Los Angeles Metropolitan Transit Authority at a small discount from face value. We then sort, wrap and resell the currency to various retail customers at face value plus a small fee or deposit it at face value at the Federal Reserve Bank for credit to our account. During the fiscal quarter ended August 31, 2002, Cash Technologies counted $1,978,645 and derived net revenues of $27,624 compared to $960,370 and $14,902, respectively for the fiscal quarter ended August 31, 2001. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. As of October 1, 2002 the Company does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers.

    CoinBank Machines Business

In 1995, the Company began its development of CoinBank® self-service coin counting machines, distributed through its CoinBank Automated Systems, Inc. subsidiary. The machines accept and count loose coin, then generate a receipt redeemable for the amount counted less a service fee of typically 7-9%. This receipt can then be exchanged for currency or goods. The machines provide individuals and small businesses with a convenient method for the disposing of their accumulated loose coin without the need for pre-sorting or wrapping. The Company has performed extensive field tests with these machines in Southern California, New England and Europe. The machines can be readily configured to count coin denominations from most countries in the world. An important feature of the machines, for which the Company filed for patent protection in 1997, is their ability to reject extraneous materials such as foreign objects and slugs, minimizing down time and repairs. Patent number 6,318,536, issued by the U.S. Patent and Trademark Office on November 20, 2001, includes the foreign debris management and other proprietary techniques.

The Company is marketing the machines to other equipment manufacturer “OEM” customers (manufacturers of cash handling equipment), companies with existing equipment distribution and service channels and directly to retailers and financial institutions.

During the fiscal year ended May 31, 2001, the Company’s market analysis for self-service coin counting machines indicated that retailers were demanding higher profit margins from the operation of these devices than that was being offered through the “free-placement” business model. The Company concluded that its free-placement program should be supplanted by direct sales of these machines to retail store chains and removed substantially all of its free-placement machines from operation, including the termination of its agreement with Shaw’s Supermarkets. See “Legal Proceedings”. Though the Company intends to complete certain potential direct sales of its coin machines, it intends to focus substantially all of its efforts and operations on the continued development and deployment of the EMMA technology.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2002, COMPARED TO THREE MONTHS ENDED AUGUST 31, 2001.

Gross revenues include the value of the cash processed and CoinBank machine sales for the three months ended August 31, 2002, amounted to $2,138,392 compared to $974,320 for the quarter ended August 31, 2001. Gross revenues do not represent revenues under Generally Accepted Accounting Principles. Net revenues for the 2002 period increased to $187,371 or 8.76% of gross revenues, compared to $28,852 or 2.96% of gross revenues for 2001 period. The increase in net revenue was primarily attributable to the increase in the amount of coin machines sold during the period, which provided gross proceeds of $138,500 compared to $13,950 for the same period last year.

Cost of revenues for the three months ended August 31, 2002, was $130,458 compared to $39,074 for the quarter ended August 31, 2001. The increase in direct costs was primarily the result of an increase in the cost of coin machines sold. Included in cost of revenues is depreciation expense of $961 and $5,041 for the three months ended August 31, 2002 and 2001, respectively.

Gross profit for the three months ended August 31, 2002 was $56,913 compared to a gross loss of $10,222 for the three months ended August 31, 2001. The increase in gross profit was directly related to the increase in CoinBank machines sold during the current quarter.

Selling, General and Administrative expenses for the three months ended August 31, 2002, increased to $721,209 compared to $492,613 for the three months ended August 31, 2001. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase was primarily attributable capitalization of software development costs during the 2001 period while amortization of capitalized software being recognized in the 2002 period. During the quarter ended August 31, 2001, $180,799 in software development costs was recognized compared to zero for the same period in 2002.

Research and development costs for the three month period ended August 31, 2002 increased to $72,346 compared to zero for the three month period ended August 31, 2001.

Depreciation and amortization expenses for the three months ended August 31, 2002, and 2001, were $147,562 and $26,551, respectively. The increase was the result of the amortization of capitalized software costs of 139,943 during the current quarter.

Interest expense for the three months ended August 31, 2002 and 2001, was $229,133 and $264,755, respectively.

As a result of the foregoing, net losses for the three months ended August 31, 2002 and 2001, were $1,113,337 and $794,141 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At August 31, 2002, the Company had a working capital deficit of $8,492,768 compared to a working capital deficit of $9,480,804 for 2001. The variance in the working capital is primarily due to reclassification in the current quarter of convertible notes payable of $2,926,722 from long term to short term and GE notes payable of $3,288,465 from short term to long term. At October 1, 2002, the Company had a cash balance of approximately $135,000. The Company’s current monthly operating costs without any interest or principal payments on debt, amortization of warrants and depreciation expense; is approximately $150,000 per month.

Since inception, the Company has satisfied its working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from stockholders of the Company. Furthermore, the Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. As of October 1, 2002 the Company does not have any cash processing customers.

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

Net cash used by operating activities was $397,674 for the three months ended August 31, 2002, as compared to net cash used by operating activities of $409,312 for the three months ended August 31, 2001. The total decrease of $11,638 in net cash used by operating activities, during the 2002 period was primarily due to an increase in accrued expenses of $74,555, non-cash compensation expense of $162,598, and amortization expense of $139,943, offset by the decrease in receivables of $131,945, and an increase in net loss of $319,196.

Net cash used in investing activities was $180,799 for the three months ended August 31, 2001, as compared to zero (0) for the three months ended February 28, 2002. The decrease in net cash used in investing activities was primarily attributable to a decrease in capitalized software cost of $180,264.

Net cash used in financing activities for the three months ended August 31, 2002, was $21,636 as compared to net cash provided by financing activities of $1,074,160 for the three months ended August 31, 2001. The decrease in net cash provided by financing activities for the 2002 period was primarily attributable to decreases in proceeds from the issuance of preferred stock of $818,000, proceeds from the issuance of common stock of $50,000 and repayment of short-term debt of $150,000,offset by proceeds from short term debt of $78,364.

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. As of August 31, 2002 we owed $3,886,778, which includes the principal, financing fees and unpaid interest. On September 27, 2002 the Company entered into a new promissory note with GE to pay the total debt outstanding in twelve (12) monthly payments beginning October 15, 2002 of which the first eleven (11) consisting of interest only and the payment twelve (12) consisting of all outstanding principal, interest and fees. The Company agreed to (i) pay 9.5% per annum for the first six (6) payments (ii) pay 11.5% per annum for the last six (6) payments (iii) a minimum of 18% if the Company was to become in default (iv) 5% late fee if a payment is received ten (10) days after the payment date and (v) 90% of all gross proceeds received from the sale of CoinBank machines. As of the date of this report, the Company has yet to make the initial payment to GE.

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

Since July 31, 2001, the notes have been in default, however the Company has made an offer to the noteholders to restructure the debt. Under the offer, the notes would be extended for two (2) years to July 2003 and the noteholders will surrender all old warrants priced at $13.50 per share and will receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately and have a life of 5 years and are exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. To date, the Company has received executed Acceptance Letters from thirty-five (35) of the forty-eight (48) noteholders, which modify the terms of the original Promissory Notes. The Company is engaged in discussions with the remaining thirteen (13) noteholders to finalize modifications of their Notes. As of August 31, 2002 the Company has received commitments for $2,587,000 of the notes, which represents approximately 77% of the total notes outstanding. As part of the restructuring process the Company reclassified $339,722 of interest accrued as part of the reissued notes. As of August 31, 2002 the Company has accrued an additional $389,901 in interest payable on the notes. The Company has recognized a deemed dividends expense of $273,904 in conjunction with this restructuring.

In June 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 33,333 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $2.00 per share and are exercisable for five years. A deemed dividend benefit of $4,855 was recognized in conjunction with this placement.

In June 2002, the Company awarded 60,400 shares of the Company’s common stock and 50,400 common stock warrants with an exercise price of $2.00 and a five (5) year life to a consultant. The Company recorded a compensation expense charge of $90,600 as well as a beneficial conversion feature of $50,291.

Also in June 2002, the Company issued 55,000 shares of the Company’s common stock to one of its developers in lieu of services rendered. The shares of common stock were valued at $1.36 per share.

In the fiscal quarter ended August 31, 2002, the Company obtained short-term loans of an aggregate principal amount of $78,364 from Bruce Korman (and related parties) who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore as of August 31, 2002, the Company had $61,308 in arrears in salary to Mr. Korman.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

NOTE 2.    COMMITMENTS AND CONTINGENCIES

On August 7, 2000 Shaw’s Supermarkets filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (Civil action # 00CV11571WGY, United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw’s locations in New England on a free-placement basis since June 1999 and had been negotiating a settlement and termination agreement with Shaw’s to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw’s was claiming damages in excess of $200,000, for contract termination fees and reimbursements. We believed that the amount owed was approximately $55,000 and had accrued for the liability. In January of 2001, both parties agreed to settle the lawsuit for $74,778 subject to certain conditions. As a consequence of our discovery of potential damage to some of the machines and Shaw’s refusal to permit our inspection of the machines before executing a release, the settlement agreement was never completed.

On June 7, 2002, Shaw’s Supermarkets filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (Civil action # 02-02532, United States District Court, District of Massachusetts), against us again claiming breach of contract and damages in excess of $200,000. We were unaware of the lawsuit until September 2002 when we were served a proper summons. As before, we believe that Shaw’s claims are without merit and that we have meritorious defenses. Furthermore, we have filed a countersuit in excess of $750,000 for the value for our CoinBank machines, loss of business and all other applicable costs incurred by us.

In December 1997, Vindex USA, Inc. filed a complaint against our CoinBank subsidiary, in the Superior Court of California, Los Angeles County seeking to recover $40,000, an unspecified amount of commissions and interest accrued thereon allegedly due it under the terms of a consulting agreement it alleges was breached by CoinBank. The court has entered judgment against CoinBank in favor of Vindex in the sum of $97,864, which remains outstanding.

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

Upon learning of this matter, we immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, we were granted a Temporary Restraining Order staying enforcement of the judgment. We contend that the Louisiana court had no jurisdiction and that we were never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister- state judgment. We also contend that Kane Corte’s allegations are without merit and that his desire to return the machines is a result of his failed business practices. The Company has initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. The Company believes that it will be successful in these actions to set aside the judgments. The Company further believes that it has meritorious defenses to each of the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.

On July 10, 2002, Burns International Security Services (“Burns”) obtained a default judgment against the Company for $14,157 (the “Judgment”) for services Burns rendered to one of the Company’s affiliates. On August 15, 2002, the Company, not having received actual notice of the lawsuit before the judgment was entered, filed a motion to set aside or vacate the Judgment. The court, on September 4, 2002, issued a tentative ruling in the Company’s favor granting the motion to set aside or vacate the Judgment. In October 2002, the Company and Burns reached a settlement for the Company to pay a gross amount of $12,257 in installments. As of October 15, 2002, the Company has made a payment of $2,000 with regards to this judgment.

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract to collect $79,999 owed to the Company by the defendants. This dispute arose from loans made by the Company in September, 2000 to McNeely, Willmon and a third individual in connection with a proposed acquisition of a company in which they were major shareholders. Pursuant to the promissory notes, the loans were due to be repaid in December 2000. Despite our repeated collection efforts, two of the borrowers, McNeely and Willom, have refused to pay the amounts owed. We are seeking an amount in excess of $79,999 from the defendants. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages to which the Company is required to respond by October 25, 2002. We believe that the cross complaint is without merit and feel confident that we will prevail in this matter, although there can be no assurance.

ITEM 2.    CHANGE IN SECURITIES

In June 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 33,333 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $2.00 per share and are exercisable for five years. A deemed dividend benefit of $4,855 was recognized in conjunction with this placement.

In June 2002, the Company awarded 60,400 shares of the Company’s common stock and 50,400 common stock warrants with an exercise price of $2.00 and a five (5) year life to a consultant. The Company recorded a compensation expense charge of $90,600 as well as a beneficial conversion feature of $50,291.

Also in June 2002, the Company awarded 55,000 shares of the Company’s common stock to one of its developers in lieu of services rendered. The shares of common stock were valued at $1.36 per share.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. As of August 31, 2002 we owed $3,886,778, which includes the principal, financing fees and unpaid interest. On September 27, 2002 the Company entered into a new promissory note with GE to pay the total debt outstanding in twelve (12) monthly payments beginning October 15, 2002 of which the first eleven (11) consisting of interest only and the payment twelve (12) consisting of all outstanding principal, interest and fees. The Company agreed to (i) pay 9.5% per annum for the first six (6) payments (ii) pay 11.5% per annum for the last six (6) payments (iii) a minimum of 18% if the Company was to become in default (iv) 5% late fee if a payment is received ten (10) days after the payment date and (v) 90% of all gross proceeds received from the sale of CoinBank machines. As of the date of this report, the Company has yet to make the initial payment to GE.

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

Since July 31, 2001, the notes have been in default, however the Company has made an offer to the noteholders to restructure the debt. Under the offer, the notes would be extended for two (2) years to July 2003 and the noteholders will surrender all old warrants priced at $13.50 per share and will receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately and have a life of 5 years and are exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. To date, the Company has received executed Acceptance Letters from thirty-five (35) of the forty-eight (48) noteholders, which modify the terms of the original Promissory Notes. The Company is engaged in discussions with the remaining thirteen (13) noteholders to finalize modifications of their Notes. As of August 31, 2002 the Company has received commitments for $2,587,000 of the notes, which represents approximately 77% of the total notes outstanding. As part of the restructuring process the Company reclassified $339,722 of interest accrued as part of the reissued notes. As of August 31, 2002 the Company has accrued an additional $389,901 in interest payable on the notes. The Company has recognized a deemed dividends expense of $273,904 in conjunction with this restructuring.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.    OTHER INFORMATION

NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

23.1	GE Capital Agreement

99.1	Certifications

(b)  Reports on Form 8-K

NONE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended August 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized the 21st day of October 2002.

CASH TECHNOLOGIES, INC.

By:	/s/ BRUCE KORMAN
Bruce Korman President and Chief Executive Officer

By:	/s/ EDMUND KING
Edmund King Chief Financial Officer

Annex A

CERTIFICATIONS*

I, Bruce Korman, Chief Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB for the period ended August 31, 2002, of Cash technologies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.  The registrants other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ BRUCE KORMAN
Bruce Korman Chief Executive Officer

Date:  October 21, 2002

CERTIFICATIONS*

I, Edmund King, Chief Financial Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB for the period ended August 31, 2002, of Cash technologies, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of registrants board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.  The registrants other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EDMUND KING
Edmund King Chief Financial Officer

Date:  October 21, 2002

NOTE

*
Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.