Form 10QSB
period 2002-11-30
CASH TECHNOLOGIES INC
filed 2003-01-21
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED NOVEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:    001-15783

CASH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4558331
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

1434 W. 11TH STREET, LOS ANGELES, CA	90015
(Address of principal executive offices)	(Zip Code)

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

On January 15, 2002, there were 6,721,416 shares of common stock, $ .01 par value, issued and outstanding.

CASH TECHNOLOGIES, INC.

FORM 10-QSB

PART 1
ITEM 1.    FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	NOVEMBER 30, 2002	MAY 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$758	$419,704
Prepaid expenses	25,000	—
Accounts receivable	46,598	38,276
Other receivable (net of allowance $21,000)	85,532	85,532

Total current assets	157,888	543,512
CoinBank machines held for sale	903,891	1,029,292
PROPERTY AND EQUIPMENT (net)	41,109	56,890
CAPITALIZED SOFTWARE COSTS	2,285,720	2,565,605
DEFERRED FINANCE FEES	—	83,333
OTHER ASSETS	3,000	3,000

TOTAL ASSETS	$3,391,608	$4,281,632

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current maturities of notes payable	4,081,125	4,137,630
Due to officers and directors	173,448	75,000
Convertible debt	1,249,276	1,420,574
Equity placement liability	—	530,000
Accounts payable	1,096,313	961,045
Accrued liabilities	1,245,180	954,745
Bank overdraft	200,033	197,800
Dividend payable	950,031	776,456

Total current liabilities	8,995,406	9,053,250
Long-term notes payable	2,926,722	—
Long-term convertible debt	—	2,586,674

TOTAL LIABILITIES	11,922,128	11,639,924

COMMITMENTS & CONTINGENCIES
MINORITY INTEREST	43,737	—

STOCKHOLDERS’ DEFICIENCY:
Common stock	70,452	62,335
Preferred stock	1,758,688	1,904,688
Additional paid in capital	21,449,857	20,140,847
Accumulated deficit	(31,853,254)	(29,466,162)

Total stockholders’ deficiency	(8,574,257)	(7,358,292)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,391,608	$4,281,632

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THREE MONTHS ENDED NOVEMBER 30,		FOR SIX MONTHS ENDED NOVEMBER 30,
	2002	2001	2002	2001
GROSS REVENUES (Note 1)	$45,492	$4,463,088	$2,183,884	$5,437,409

NET REVENUES	$45,492	$160,466	$232,863	$189,319
COST OF REVENUES	41,392	$100,437	171,850	139,511

GROSS PROFIT (LOSS)	4,100	$60,029	61,013	49,808

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	619,958	495,847	1,318,859	970,877
RESEARCH & DEVELOPMENT EXPENSE	72,346	—	167,000	—
DEPRECIATION & AMORTIZATION EXPENSE	147,149	23,716	294,711	67,850

OPERATING LOSS	(835,353)	(459,534)	(1,719,557)	(988,919)
INTEREST EXPENSE	187,561	290,462	416,694	555,217

LOSS BEFORE INCOME TAXES	(1,022,914)	(749,996)	(2,136,251)	(1,544,136)
INCOME TAXES	—	—	—	—
MINORITY INTEREST	(11,399)	—	(11,399)	—

NET LOSS	$(1,011,515)	(749,996)	$(2,124,852)	$(1,544,136)

Dividends & deemed dividends	$108,633	$188,599	$262,240	$765,280

Net loss allocable to common shareholders	$(1,120,148)	$(938,595)	$(2,387,092)	$(2,309,416)

Basic and diluted net loss per share	$(0.20)	$(0.26)	$(0.42)	$(0.64)

Basic and diluted weighted average shares of common stock outstanding	5,636,470	3,613,533	5,636,470	3,613,533

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FISCAL SIX MONTHS ENDED NOVEMBER 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(2,124,852)	$(1,544,136)
Adjustments to reconcile net loss to net cash used by operating activities:

Amortization of discount on convertible debt	—	17,583
Amortization of capitalized software	279,885	—
Noncash deemed interest expense	83,333	208,334
Noncash compensation expense	162,598	—
Depreciation expense	16,750	59,413
Minority Interest	(11,399)	—

Changes in operating assets and liabilities:

Account receivable	(8,322)	(34,160)
CoinBank machines held for sale	125,401	60,379
Prepaid expenses and other current assets	(25,000)	7,500
Other assets	—	(36,773)
Accounts payable	135,268	118,823
Accrued interest	262,245	319,000
Accrued expenses and other current liabilities	290,435	358,150

Net cash used in operating activities	(813,658)	(465,887)

INVESTING ACTIVITIES:

Purchase of property and equipment	(969)	(2,202)
Capitalized software	—	(351,121)

Net cash used in investing activities	(969)	(353,323)

FINANCING ACTIVITIES:

Book overdraft	2,233	(3,060)
Net proceeds from issuance of preferred stock	—	750,500
Net proceeds from exercise of common stock warrants	100,000	—
Proceeds from short-term debt	98,448	100,000
Proceeds from common stock of subsidiary	45,000	—
Repayments on short-term debt	(150,000)	(95,000)
Proceeds from sale of common stock	300,000	217,500

Net cash provided by financing activities	395,681	969,940

CHANGE IN CASH AND CASH EQUIVALENTS	(418,946)	150,730

Cash and Cash Equivalents, Beginning of Period	419,704	—

Cash and Cash Equivalents, End of Period	$758	$150,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion of preferred stock into common stock	$146,000	$35,587
Conversion of warrants into common stock	$262,000	$—
Deemed dividend on preferred stock	$—	$433,060
Finance fees added to notes payable	$—	$250,000
Common stock offering	$300,000	$—
Issuance of common stock for services performed	$162,600	$99,167
Dividends declared on preferred stock	$173,575	$320,182
Deemed dividend on warrants issued	$88,665	$12,038

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: GENERAL

GOING CONCERN:

The Company has prepared the financial statements included in this Form 10-QSB assuming that the Company will continue as a going concern. Although the Company has raised additional capital since its public offering in July 1998, it has never generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operation in order to remain a viable entity. In addition, the Company must raise significant capital to fund current operations and to repay existing debt. The Company’s auditors have included an explanatory paragraph in their report for the year ended May 31, 2002, indicating there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (the “Company”), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2002 and the results of operation and cash flows for the six month period ended November 30, 2002 and 2001. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Form 10-KSB for the year ended May 31, 2002, filed with the SEC. The results of operations for the three and six month period ended November 30, 2002, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

Gross revenues—includes the value of currency processed and does not represent revenue under generally accepted accounting principles.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of November 30, 2002, capitalized software costs amounted to $2,285,720. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development have been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $167,000 for the six month period ended November 30, 2002.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547 net of accumulated amortization of $65,989. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the six month period ended November 30, 2002, the Company amortized an additional $279,884 of capitalized software.

The current EMMA asset is currently valued at $2,285,720, which reflects the costs incurred by the Company in developing the asset, as well as the net realizable value estimated in management’s determination. Management believes that its estimates reflect its ability, based upon management’s internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained commencing in the later half of 2003 calendar year, and will be obtained fully by the end of the calendar year 2005. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability of corporate entities to purchase software such as the EMMA software.

In its projections, management has calculated a transaction fee based upon the use of the technology through placement on mobile trucks operated by an independent third party. The Company currently has a pilot program with an unaffiliated third party for such services. The transaction charge for use through ATM machines would be higher, because the services available through an ATM located in a bank office would be greater and the expense to the Company is also greater. The projected transaction fee is based upon management’s discussions with potential customers, including bank and non-bank ATM service providers. Management has had significant negotiations with representatives of various large financial institutions regarding the installation of EMMA based products. However, to date the Company has not entertained any definitive agreements with any institution. According to a study entitled “the Use of Checks and other Non-Cash Payments Instruments in the United States” prepared by the Federal Reserve, there were 42.5 billion checks processed by financial institutions in the United States during the year 2000 about a third of which are of the type that the Company’s products are intended to help process.

Much of our SG&A costs are fixed in nature, therefore, as volume of transactions and revenues increase, the SG&A does not increase proportionately.

There can be no assurance that management’s estimates will prove accurate, and investors should be aware that in the event these estimates are inaccurate, a write down of all or a portion of this asset may be required.

NOTE 2. COMMITMENTS AND CONTINGENCIES

On August 7, 2000 Shaw’s Supermarkets filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (Civil action # 00CV11571WGY, United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw’s locations in New England on a free-placement basis since June 1999 and had been negotiating a settlement and termination agreement with Shaw’s to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw’s was claiming damages in excess of $200,000, for contract termination fees and reimbursements. We believed that the amount owed was approximately $55,000 and had accrued for the liability. In January of 2001, both parties agreed in principal to settle the lawsuit for $74,779 granting that Shaw’s release all of the CoinBank machines being held at its facilities. The settlement agreement was never completed due to a disagreement over some of its terms.

On June 7, 2002, Shaw’s Supermarkets filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (Civil action # 02-02532, United States District Court, District of Massachusetts), against us again claiming breach of contract and damages in excess of $200,000. We were unaware of the lawsuit until September 2002 when we were served. We are defending the lawsuit and believe we have meritorious defenses. Furthermore, we have filed a countersuit in excess of $750,000 for the value for our CoinBank machines, loss of business and all other applicable costs incurred by us.

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

On July 10, 2002, Burns International Security Services (“Burns”) obtained a default judgment against the Company for $14,157 (the “Judgment”) for services Burns rendered to one of the Company’s affiliates. On August 15, 2002, the Company, not having received actual notice of the lawsuit before the judgment was entered, filed a motion to set aside or vacate the Judgment. The court, on September 4, 2002, issued a tentative ruling in the Company’s favor granting the motion to set aside or vacate the Judgment. In October 2002, the Company and Burns reached a settlement for the Company to pay a gross amount of $12,257 in installments. As of January 15, 2002, the Company has made a payment of $2,000.00 with regards to this judgment.

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract. In September 2002, Cash Technologies, Inc. entered into promissory notes with McNeely and Willmon in the amount of $79,999. Pursuant to the promissory notes the funds were due to be returned in December 2002. Despite our repeated attempts both McNeely and Willmon have refused to pay the funds owed to us. We are seeking an amount in excess of $79,999. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages. The next scheduled court hearing is scheduled for February of 2002. Although, we believe that the cross complaint has no merit and we are confident that we will prevail in regards to this lawsuit, there can be no assurance.

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

In June 2002, the Company issued 60,400 shares of the Company’s common stock and 50,400 common stock warrants with an exercise price of $2.00 and a five (5) year life to a consultant in lieu of cash payment. The Company recorded a compensation expense charge of $90,600 as well as a beneficial conversion feature of $50,291.

In June 2002, the Company issued 55,000 shares of the Company’s common stock to one of its developers in lieu of cash payment for services rendered. The shares of common stock were valued at $1.36 per share.

In October 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $250,000 of its securities to a shareholder. The unit comprised of (i) 312,500 shares of Common Stock and (ii); 150,000 common stock purchase warrants. The warrants have an exercise price of $0.95 per share and are exercisable for five years. A deemed dividend expense of $23,055 was recognized in conjunction with this placement.

During the quarter ended November 30, 2002, shareholders converted 20,000 shares of Series B and 10,500 of Series A Redeemable Preferred Stock for 30,500 shares of the Company’s Common Stock.

During the quarter ended November 30, 2002, the Company received $100,000 from a Series D warrant holder to exercise 200,000 warrants into 200,000 shares of the Company’s common stock.

During the quarter ended November 30, 2002, the Company received an additional $45,000 from 3 of its shareholders for an equity share in the Company’s subsidiary of CT Holdings, LLC. As of November 30, 2002 the Company has received $413,000 in net proceeds and the shareholders own 13.35% while the Company owns 86.65% of CT Holdings, LLC. The proceeds from this have been used to further develop the BONUS product for CT holdings, LLC as well as working capital for CT Holdings, LLC and Cash Technologies, Inc.

NOTE 4: RELATED PARTY TRANSACTIONS

In April 2001, the Company had obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on the Company’s Board of Directors. The total amount of this loan is still outstanding. The loan bears an interest rate 10% per annum and is payable upon demand. As of the quarter ended November 30, 2002 the Company has accrued $12,500 in interest with regards to this loan. The Company has issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 has been recorded in conjunction with the warrants.

As of November 30, 2002, the Company has outstanding short-term loans of an aggregate principal amount of $98,448 from Bruce Korman (and related parties) who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of November 30, 2002, the Company had $90,523 in arrears in salary to Mr. Korman.

NOTE 5: SHORT-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. On September 27, 2002 the Company entered into an agreement with GE to pay the total debt outstanding in twelve (12) monthly payments beginning October 15, 2002 of which the first eleven (11) consisting of interest only and the payment twelve (12) consisting of all outstanding principal, interest and fees. The Company agreed to (i) pay 9.5% per annum for the first six (6) payments (ii) pay 11.5% per annum for the last six (6) payments (iii) a minimum of 18% if the Company was to become in default (iv) 5% late fee if a payment is received ten (10) days after the payment date and (v) 90% of all gross proceeds received from the sale of presently owned CoinBank machines. As of November 30, 2002 we owed $3,903,723, which includes the principal, financing fees and unpaid interest.

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately, have a life of 5 years and were exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. As of November 30, 2002 the Company has restructured $2,587,000 of the notes, representing thirty-five (35) of the forty-eight (48) noteholders, or approximately 77% of the total dollar amount of notes outstanding. The Company is engaged in discussions with the remaining thirteen (13) noteholders to finalize modifications of their notes. As part of the restructuring process the Company reclassified $339,722 of interest accrued as part of the reissued notes. There can be no assurance we will be successful in restructuring these remaining notes. As of November 30, 2002 the Company has accrued an additional $474,276 in interest payable on the notes. The Company has recognized a deemed dividends expense of $273,904 in conjunction with this restructuring.

NOTE 7: SEGMENT REPORTING

The Company operates through 3 business segments: Cash processing, CoinBank machines, and the development and marketing of its EMMA transaction processing software and related services. The Company had until recently a firm fixed price contract with the Los Angeles County Metropolitan Transportation Authority to count currency, which purchased in bulk at a discount from face value and processed and deposited at face value in the Company’s account. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted and will result in a significant reduction in the Company’s gross revenue in the future. As of January 1, 2002 the Company does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers. The Company also sells self-service coin counting (CoinBank) machines through existing equipment distribution channels.

Information on the Company’s business segments for the:

	Three months ended November 30,		Six months ended November 30,
	2002	2001	2002	2001
Net Revenues and Sales:
Cash processing	$—	$67,839	$27,624	$82,741
Coinbank machines	45,492	82,627	183,992	96,578
EMMA		10,000	21,247	10,000
Unallocated	—	—	—	—

	45,492	160,466	232,863	189,319

Interest expense
Cash processing	—	642	—	642
Coinbank machines	2,336	2,336	4,821	4,672
EMMA	—	—	—	—
Unallocated	185,225	287,484	411,873	549,903

	187,561	290,462	416,694	555,217

Depreciation
Cash processing	—	4,698	—	20,201
Coinbank machines	5,849	10,231	11,697	22,407
EMMA	139,942	—	279,884	—
Unallocated	1,358	8,787	3,130	16,805

	147,149	23,716	294,711	59,413

Segment profit (loss)
Cash processing	—	(25,602)	(25,921)	(84,150)
Coinbank machines	(192,571)	(155,977)	(385,165)	(391,197)
EMMA	(139,942)	—	(279,884)	—
Unallocated	(679,002)	(568,417)	(1,433,912)	(1,068,789)

	(1,011,515)	(749,996)	(2,124,852)	(1,544,136)

Net identifiable assets:
Cash processing	—	36,099	—	36,099
Coinbank machines	903,891	1,136,404	903,891	1,136,404
EMMA	2,285,720	2,713,870	2,285,720	2,713,870

Unallocated	201,997	763,603	199,764	763,603

	3,391,608	4,649,976	3,389,375	4,649,976

NOTE 8: SUBSEQUENT EVENTS

NONE

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to the Company’s capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately”, “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: significant and immediate need for capital, market acceptance of the Company’s products, technological restrictions upon development, the lack of revenue, limited marketing experience, uncertainty of product development, including our EMMA technology, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only. The Company assumes no obligation to update forward-looking statements.

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to “we,” “our” or “Cash Tech” refers to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation, incorporated in May, 1994, which became a subsidiary in January, 1996; CoinBank Automated Systems, Inc., a Delaware corporation, incorporated in November, 1995; and CoinBank Automation Handels GmbH, Salzburg, Austria incorporated in February, 1998. In December, 2001, we created a new subsidiary, Cintelia Systems Inc., a Delaware corporation and in June, 2002 we created another subsidiary CT Holdings, LLC., also a Delaware corporation of which we currently own 86.65%.

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

•	The Company’s first transaction revenue generating contract was signed with a Banco Popular division in August, 2002 for our mobile check cashing application
•	The Company installed the Banco Popular mobile check cashing pilot in December, 2002.

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

Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $167,000 for the six month period ended November 30, 2002.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended November 30, 2002, the Company amortized an additional $139,942 of capitalized software.

Commercial Cash Processing

Cash Technologies, Inc. operates a cash processing facility in Los Angeles, California, where it counts currency purchased in bulk at a small discount from face value. We then sort, wrap and resell the currency to various retail customers at face value plus a small fee or deposit it at face value at the Federal Reserve Bank for credit to our account. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. As of January 1, 2002 the Company does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers.

CoinBank Machines Business

In 1995, the Company began its development of CoinBank® self-service coin counting machines, distributed through its CoinBank Automated Systems, Inc. subsidiary. The machines accept and count loose coin, then generate a receipt redeemable for the amount counted less a service fee of typically 7-9%. This receipt can then be exchanged for currency or goods. The machines provide individuals and small businesses with a convenient method for the disposing of their accumulated loose coin without the need for pre-sorting or wrapping. The Company has performed extensive field tests with these machines in the U.S. and Europe. The machines can be readily configured to count coin denominations from most countries in the world. An important feature of the machines, for which the Company has received a U.S. patent, number 6,318,536, is their ability to reject extraneous materials such as foreign objects and slugs, minimizing down time and repairs.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2001.

Net revenues for the three-month period ended November 30, 2002 decreased to $45,492 compared to $160,466 for the 2001 period. The decrease in net revenue was primarily attributable to the decrease in the amount of cash processed during the period. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted in a reduction in the Company’s net revenue.

Cost of revenues for the three-month period ended November 30, 2002, was $41,392 compared to $100,437 for the quarter ended November 30, 2001. The decrease in direct costs was primarily the result of a decrease in the amount of cash processed during the period. Included in cost of revenues is depreciation expense of $961 and $1,560 for the three months ended November 30, 2002 and 2001, respectively.

Gross profit for the three months ended November 30, 2002 was $4,100 compared to $60,029 for the three months ended November 30, 2001. Gross profit decreased since the Company had no cash processing operations during the period.

Selling, General and Administrative expenses for the three months ended November 30, 2002, increased to $619,958 compared to $495,847 for the three months ended November 30, 2001. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase was primarily attributable to capitalization of software development costs during the 2001 period while amortization of capitalized software was being recognized in the 2002 period. During the quarter ended November 30, 2001, $170,858 in software development costs was capitalized compared to zero for the same period in 2002.

Research and development expenses for the three months ended November 30, 2002, $72,346, compared to zero for the three months ended November 30, 2001. The increase was the result of the Company ceasing to capitalize software expenses as of January 1, 2002.

Depreciation and amortization expenses for the three months ended November 30, 2002, and 2001, were $147,149 and $23,716, respectively. The increase was the result of the amortization of capitalized software costs of 139,942 during the current quarter.

Interest expense for the three months ended November 30, 2002 and 2001, was $187,561 and $290,462, respectively. The decrease is directly related to reduction in interest expense recognized in relation to GE Capital loan deferments.

Net loss applicable to minority interest for the three month period ended November 30, 2002, was $811,399 compared to zero for the 2001 period.

As a result of the foregoing, net losses for the three months ended November 30, 2002 and 2001, were $(1,011,515) and $749,996 respectively.

SIX MONTHS ENDED NOVEMBER 30, 2002, COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2001.

Net revenues for the six-month period ended November 30, 2002 increased to $232,863 compared to $189,319 for the 2001 period. The increase in net revenue was primarily attributable to the increase in the amount of CoinBank machines sold offset by the decrease in the amount of cash processed during the period. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted in a reduction in the Company’s net revenue.

Cost of revenues for the six-month period ended November 30, 2002, was $171,850 compared to $139,511 for the quarter ended November 30, 2001. The increase in direct costs was primarily the result of an increase in the cost of coin machines sold. Included in cost of revenues is depreciation expense of $1,922 and $2,781 for the six months ended November 30, 2002 and 2001, respectively.

Gross profit for the six months ended November 30, 2002 was $61,013 compared to $49,808 for the six months ended November 30, 2001. The increase in gross profit was directly related to the increase in CoinBank machines sold.

Selling, General and Administrative expenses for the six months ended November 30, 2002, increased to $1,318,859 compared to $970,877 for the six months ended November 30, 2001. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase was primarily attributable to capitalization of software development costs during the 2001 period while amortization of capitalized software was being recognized in the 2002 period. During the six-month period ended November 30, 2001, $351,121 in software development costs was capitalized compared to zero for the same period in 2002.

Research and development expenses for the six months ended November 30, 2002, $167,000, compared to zero for the six months ended November 30, 2001. The increase was primarily attributable to capitalization of software development costs during the 2001 period.

Depreciation and amortization expenses for the six months ended November 30, 2002, and 2001, were $294,711 and $67,850, respectively. The increase was the result of the amortization of capitalized software costs of $279,884 during the current quarter.

Interest expense for the six months ended November 30, 2002 and 2001, was $416,694 and $555,217, respectively. The decrease is directly related to reduction in interest expense recognized in relation to GE Capital loan deferments.

Net loss applicable to minority interest for the six month period ended November 30, 2002, was $11,399 compared to zero for the 2001 period.

As a result of the foregoing, net losses for the six months ended November 30, 2002 and 2001, were $2,124,852 and $1,544,136 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At November 30, 2002, the Company had a working capital deficit of $8,837,518 compared to a working capital deficit of $10,627,413 for 2001. The variance in the working capital is primarily due to reclassification in the current period of convertible notes payable of $2,926,722 from short term to long term and GE notes payable of $3,288,465 from long term to short term. At January 21, 2002, the Company had a cash balance of approximately $50,000. The Company’s current monthly operating costs without any interest or principal payments on debt, amortization of warrants and depreciation expense; is approximately $150,000 per month.

Since inception, the Company has satisfied its working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from stockholders of the Company. Furthermore, the Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. As of January 1, 2002 the Company does not have any cash processing customers.

The Company has entered into an OEM arrangement to supply Diebold, Inc with CoinBank machines for Diebold, Inc. to sell through its sales force. The first 20 machines under this relationship were shipped in August 2002 and an additional 3 in December 2002. The Company believes that this relationship could result in significant revenues over the next 12-month period. The gross proceeds of these sales were approximately $160,000, although there can be no assurance of future sales.

In August 2002, we signed an agreement with Popular Cash Express, Inc. (“PCE”), a unit of Banco Popular parent Popular, Inc., to install its EMMA™ MFS™ (Mobile Financial Services) system on PCE’s mobile check cashing trucks. Under the agreement, PCE is responsible for installation and hardware costs and a per-transaction fee to Cash Tech for each check processed. The agreement provides for the parties to share the cost of a 120-day pilot, the successful conclusion of which would be followed by a rollout to PCE’s fleet of sixty (60) check cashing trucks in the Los Angeles area. In December, 2002 the Company installed EMMA MFS on the first PCE truck. There can be no assurance we will obtain revenue from the pilot program.

The Company’s independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2002, which indicated a substantial doubt as to the ability of the Company to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant’s letter.

Net cash used by operating activities was $813,658 for the six months ended November 30, 2002, compared to $465,887 for the six months ended November 30, 2001. The total increase of $347,771 in net cash used by operating activities, during the 2002 period was primarily due to a decrease in non-cash deemed interest expense of $125,001, depreciation expense of $42,663, accrued interest $56,755 and accrued expenses and other current liabilities of $67,715, offset by the increase in receivables of $279,885 and non-cash compensation of $162,598.

Net cash used in investing activities was $969 for the six months ended November 30, 2002, as compared to $353,323 for the six months ended November 30, 2001. The decrease in net cash used in investing activities was primarily attributable to a decrease in capitalized software cost of $351,121.

Net cash provided by financing activities for the six months ended November 30, 2002, was $395,681 as compared to net cash provided by financing activities of $969,940 for the six months ended November 30, 2001. The decrease in net cash provided by financing activities for the 2002 period was primarily attributable to decreases in proceeds from the issuance of preferred stock of $750,500 offset by increases in net proceeds from exercise of common stock warrants of $100,000 and proceeds from sale of common stock of $82,500.

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. On September 27, 2002 the Company entered into an agreement with GE to pay the total debt outstanding in twelve (12) monthly payments beginning October 15, 2002 of which the first eleven (11) consisting of interest only and the payment twelve (12) consisting of all outstanding principal, interest and fees. The Company agreed to (i) pay 9.5% per annum for the first six (6) payments (ii) pay 11.5% per annum for the last six (6) payments (iii) a minimum of 18% if the Company was to become in default (iv) 5% late fee if a payment is received ten (10) days after the payment date and (v) 90% of all gross proceeds received from the sale of presently owned CoinBank machines. As of November 30, 2002 we owed $3,903,723, which includes the principal, financing fees and unpaid interest.

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately, have a life of 5 years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. As of November 30, 2002 the Company has restructured $2,587,000 of the notes, representing thirty-five (35) of the forty-eight (48) noteholders, or approximately 77% of the total dollar amount of notes outstanding. The Company is engaged in discussions with the remaining thirteen (13) noteholders to finalize modifications of their notes. As part of the restructuring process the Company reclassified $339,722 of interest accrued as part of the reissued notes. There can be no assurance we will be successful in restructuring these remaining notes. As of November 30, 2002 the Company has accrued an additional $474,276 in interest payable on the notes. The Company has recognized a deemed dividends expense of $273,904 in conjunction with this restructuring.

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

In June 2002, the Company issued 60,400 shares of the Company’s common stock and 50,400 common stock warrants with an exercise price of $2.00 and a five (5) year life to a consultant in lieu of cash payment. The Company recorded a compensation expense charge of $90,600 as well as a beneficial conversion feature of $50,291.

In June 2002, the Company issued 55,000 shares of the Company’s common stock to one of its developers in lieu of cash payment for services rendered. The shares of common stock were valued at $1.36 per share.

In October 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $250,000 of its securities to a shareholder. The unit comprised of (i) 312,500 shares of Common Stock and (ii); 150,000 common stock purchase warrants. The warrants have an exercise price of $0.95 per share and are exercisable for five years. A deemed dividend expense of $23,055 was recognized in conjunction with this placement.

During the quarter ended November 30, 2002, shareholders converted 20,000 shares of Series B and 10,500 of Series A Redeemable Preferred Stock for 30,500 shares of the Company’s Common Stock.

During the quarter ended November 30, 2002, the Company received $100,000 from a Series D warrant holder to exercise 200,000 warrants into 200,000 shares of the Company’s common stock.

During the quarter ended November 30, 2002, the Company received an additional $45,000 from 3 of its shareholders for an equity share in the Company’s subsidiary of CT Holdings, LLC. As of November 30, 2002 the Company has received $413,000 in net proceeds and the shareholders own 13.35% while the Company owns 86.65% of CT Holdings, LLC. The proceeds from this have been used to further develop the BONUS product for CT holdings, LLC as well as working capital for CT Holdings, LLC and Cash Technologies, Inc.

In April 2001, the Company had obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on the Company’s Board of Directors. The total amount of this loan is still outstanding. The loan bears an interest rate 10% per annum and is payable upon demand. As of the quarter ended November 30, 2002 the Company has accrued $12,500 in interest with regards to this loan. The Company has issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 has been recorded in conjunction with the warrants.

As of November 30, 2002, the Company has outstanding short-term loans of an aggregate principal amount of $98,448 from Bruce Korman (and related parties) who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of November 30, 2002, the Company had $90,523 in arrears in salary to Mr. Korman.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On August 7, 2000 Shaw’s Supermarkets filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (Civil action # 00CV11571WGY, United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw’s locations in New England on a free-placement basis since June 1999 and had been negotiating a settlement and termination agreement with Shaw’s to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw’s was claiming damages in excess of $200,000, for contract termination fees and reimbursements. We believed that the amount owed was approximately $55,000 and had accrued for the liability. In January of 2001, both parties agreed in principal to settle the lawsuit for $74,779 granting that Shaw’s release all of the CoinBank machines being held at its facilities. The settlement agreement was never completed due to a disagreement over some of its terms.

On June 7, 2002, Shaw’s Supermarkets filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (Civil action # 02-02532, United States District Court, District of Massachusetts), against us again claiming breach of contract and damages in excess of $200,000. We were unaware of the lawsuit until September 2002 when we were served. We are defending the lawsuit and believe we have meritorious defenses. Furthermore, we have filed a countersuit in excess of $750,000 for the value for our CoinBank machines, loss of business and all other applicable costs incurred by us.

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

On July 10, 2002, Burns International Security Services (“Burns”) obtained a default judgment against the Company for $14,157 (the “Judgment”) for services Burns rendered to one of the Company’s affiliates. On August 15, 2002, the Company, not having received actual notice of the lawsuit before the judgment was entered, filed a motion to set aside or vacate the Judgment. The court, on September 4, 2002, issued a tentative ruling in the Company’s favor granting the motion to set aside or vacate the Judgment. In October 2002, the Company and Burns reached a settlement for the Company to pay a gross amount of $12,257 in installments. As of January 15, 2002, the Company has made a payment of $2,000.00 with regards to this judgment.

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract. In September 2002, Cash Technologies, Inc. entered into promissory notes with McNeely and Willmon in the amount of $79,999. Pursuant to the promissory notes the funds were due to be returned in December 2002. Despite our repeated attempts both McNeely and Willmon have refused to pay the funds owed to us. We are seeking an amount in excess of $79,999. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages. The next scheduled court hearing is scheduled for February of 2002. Although, we believe that the cross complaint has no merit and we are confident that we will prevail in regards to this lawsuit, there can be no assurance.

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

In June 2002, the Company issued 60,400 shares of the Company’s common stock and 50,400 common stock warrants with an exercise price of $2.00 and a five (5) year life to a consultant in lieu of cash payment. The Company recorded a compensation expense charge of $90,600 as well as a beneficial conversion feature of $50,291.

In June 2002, the Company issued 55,000 shares of the Company’s common stock to one of its developers in lieu of cash payment for services rendered. The shares of common stock were valued at $1.36 per share.

In October 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $250,000 of its securities to a shareholder. The unit comprised of (i) 312,500 shares of Common Stock and (ii); 150,000 common stock purchase warrants. The warrants have an exercise price of $0.95 per share and are exercisable for five years. A deemed dividend expense of $23,055 was recognized in conjunction with this placement.

During the quarter ended November 30, 2002, shareholders converted 20,000 shares of Series B and 10,500 of Series A Redeemable Preferred Stock for 30,500 shares of the Company’s Common Stock.

During the quarter ended November 30, 2002, the Company received $100,000 from a Series D warrant holder to exercise 200,000 warrants into 200,000 shares of the Company’s common stock.

During the quarter ended November 30, 2002, the Company received an additional $45,000 from 3 of its shareholders for an equity share in the Company’s subsidiary of CT Holdings, LLC. As of November 30, 2002 the Company has received $413,000 in net proceeds and the shareholders own 13.35% while the Company owns 86.65% of CT Holdings, LLC. The proceeds from this have been used to further develop the BONUS product for CT holdings, LLC as well as working capital for CT Holdings, LLC and Cash Technologies, Inc.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately, have a life of 5 years and were exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. As of November 30, 2002 the Company has restructured $2,587,000 of the notes, representing thirty-five (35) of the forty-eight (48) noteholders, or approximately 77% of the total dollar amount of notes outstanding. The Company is engaged in discussions with the remaining thirteen (13) noteholders to finalize modifications of their notes. As part of the restructuring process the Company reclassified $339,722 of interest accrued as part of the reissued notes. There can be no assurance we will be successful in restructuring these remaining notes. As of November 30, 2002 the Company has accrued an additional $474,276 in interest payable on the notes. The Company has recognized a deemed dividends expense of $273,904 in conjunction with this restructuring.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.    OTHER INFORMATION

NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1  Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

NONE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended November 30, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized the 21st day of January 2002.

CASH TECHNOLOGIES, INC.

By: /s/ Bruce Korman
Bruce Korman President and Chief Executive Officer

By: /s/ Edmund King
Edmund King Chief Financial Officer

Annex A

CERTIFICATIONS*

I, Bruce Korman, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the period ended November 30, 2002, of Cash Technologies, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2002

/s/ Bruce Korman
Bruce Korman Chief Executive Officer

CERTIFICATIONS*

I, Edmund King, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the period ended November 30, 2002, of Cash Technologies, Inc.;

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

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 21, 2002

/s/ Edmund King
Edmund King Chief Financial Officer