Form 10QSB
period 2003-02-28
CASH TECHNOLOGIES INC
filed 2003-04-21
CIK 1022964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED FEBRUARY 28, 2003

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

On April 10, 2003, there were 8,138,619 shares of common stock, $ .01 par value, issued and outstanding.

CASH TECHNOLOGIES, INC.

FORM 10-QSB

PART I

ITEM 1.    FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	FEBRUARY 28, 2003	MAY 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$377,634	$419,704
Prepaid expenses	25,000	—
Accounts receivable	31,754	38,276
Other receivables (net of allowance $21,000)	85,532	85,532

Total current assets	519,920	543,512
COINBANK MACHINERY HELD FOR SALE	862,090	1,029,292
PROPERTY AND EQUIPMENT (net)	33,095	56,890
CAPITALIZED SOFTWARE COSTS	2,145,778	2,565,605
DEFERRED FINANCING FEES	—	83,333
OTHER ASSETS	5,365	3,000

TOTAL ASSETS	$3,566,248	$4,281,632

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current maturities of notes payable	4,073,040	4,137,630
Due to officers and directors	173,448	75,000
Convertible debt	4,260,373	1,420,574
Equity placement liability	—	530,000
Accounts payable	1,334,006	961,045
Accrued liabilities	1,415,676	954,745
Bank overdraft	197,800	197,800
Dividend payable	1,034,060	776,456

Total current liabilities	12,488,403	9,053,250
Long-term convertible debt	—	2,586,674

TOTAL LIABILITIES	12,488,403	11,639,924

COMMITMENTS & CONTINGENCIES
MINORITY INTEREST	33,178	—

STOCKHOLDERS’ DEFICIENCY:
Common stock	81,798	62,335
Preferred stock	1,758,688	1,904,688
Additional paid in capital	22,369,028	20,140,847
Accumulated deficit	(33,164,847)	(29,466,162)

Total stockholders’ deficiency	(8,955,333)	(7,358,292)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,566,248	$4,281,632

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	FOR THREE MONTHS ENDED FEBRUARY 28,		FOR NINE MONTHS ENDED FEBRUARY 28,
	2003	2002	2003	2002
GROSS REVENUES (Note 1)	$62,337	$4,745,888	$2,246,221	$10,183,296

NET REVENUES	62,337	69,823	295,200	259,142
COST OF REVENUES	44,773	32,384	216,623	171,895

GROSS PROFIT	17,564	37,439	78,577	87,247
SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	615,591	539,653	1,934,450	1,528,112
RESEARCH & DEVELOPMENT EXPENSE	60,000	123,756	227,000	123,756
DEPRECIATION & AMORTIZATION EXPENSE	146,994	78,240	441,705	128,507

OPERATING LOSS	(805,021)	(704,210)	(2,524,578)	(1,693,128)
INTEREST EXPENSE	166,069	310,494	582,763	865,712

LOSS BEFORE INCOME TAXES	(971,089)	(1,014,704)	(3,107,340)	(2,558,840)
INCOME TAXES	—	—	—	—

MINORITY INTEREST	(10,559)	—	(21,958)	—
NET LOSS	$(960,530)	$(1,014,704)	$(3,085,382)	$(2,558,840)

Dividends & deemed dividends	$351,062	$536,072	$613,302	$1,301,352
Net loss allocable to common shareholders	$(1,311,592)	$(1,550,776)	$(3,698,684)	$(3,860,192)
Basic and diluted net loss per share	$(0.21)	$(0.41)	$(0.58)	$(1.02)
Basic and diluted weighted average shares of common stock outstanding	6,383,273	3,777,861	6,383,273	3,777,861

See notes to consolidated financial statements.

CASH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED FEBRUARY 28,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(3,085,382)	$(2,558,840)
Adjustments to reconcile net loss to net cash used by operating activities:

Minority interest	(21,958)	—
Amortization of discount on convertible debt	—	17,583
Amortization of capitalized software	419,826	65,989
Noncash deemed interest expense	83,333	354,167
Noncash compensation expense	162,600	72,000
Depreciation expense	24,764	72,071

Changes in operating assets and liabilities:

Account receivable	6,522	30,114
CoinBank machines held for sale	167,202	60,379
Prepaid expenses and other current assets	(25,000)	7,500
Other assets	(2,365)	1,629
Accounts payable	372,961	83,616
Accrued interest	338,535	480,375
Accrued expenses and other current liabilities	460,930	207,247

Net cash used in operating activities	(1,098,032)	(1,106,170)

INVESTING ACTIVITIES:

Purchase of property and equipment	(969)	(2,202)
Capitalized software	—	(408,787)

Net cash used in investing activities	(969)	(410,989)

FINANCING ACTIVITIES:

Book overdraft	—	(3,060)
Net proceeds from issuance of preferred stock	—	775,500
Net proceeds from exercise of common stock warrants	100,000	—
Proceeds from short-term debt	98,448	100,000
Proceeds from common stock of subsidiary	45,000	—
Repayments on short-term debt	(150,000)	(12,000)
Proceeds from sale of common stock	963,483	1,352,500

Net cash provided by financing activities	1,056,931	2,212,940

CHANGE IN CASH AND CASH EQUIVALENTS	(42,070)	695,781

Cash and Cash Equivalents, Beginning of Year	419,704	—

Cash and Cash Equivalents, End of Year	$377,634	$695,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid with cash	$88,867	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion of preferred stock into common stock	$146,000	$1,879,875
Conversion of warrants into common stock	$262,000	$—
Deemed dividend on preferred stock	$—	$781,632
Deemed dividend on common stock	$—	$12,038
Finance fees added to notes payable	$—	$250,000
Issuance of common stock for services performed	$162,600	$72,000
Dividends declared on preferred stock	$257,604	$507,683
Dividends paid on preferred stock	$—	$120,000
Deemed dividend on warrants issued	$355,698	$—

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

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (the “Company”), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February\ 28, 2003 and the results of operation and cash flows for the nine month period ended February 28, 2003 and 2002. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Form 10-KSB for the year ended May 31, 2002, filed with the SEC. The results of operations for the three and nine month period ended February 28, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

Gross revenues—includes the value of currency processed and does not represent revenue under generally accepted accounting principles.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of February 28, 2003, capitalized software costs amounted to $2,145,778. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $227,000 for the nine month period ended February 28, 2003.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended February 28, 2003, the Company amortized an additional $139,942 of capitalized software.

The current EMMA asset is currently valued at $2,145,778, which reflects the costs incurred by the Company in developing the asset, as well as the net realizable value estimated in management’s determination. Management believes that its estimates reflect its ability, based upon management’s internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained commencing in the later half of 2003 calendar year, and will be obtained fully by the end of the calendar year 2005. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability of corporate entities to purchase software such as the EMMA software.

In its projections, to establish a value for the EMMA software, management has calculated a transaction fee based upon the use of the technology through placement on mobile trucks operated by an independent third party. The transaction charge for use through ATM machines would be higher, because the services available through an ATM located in a bank office would be greater and the expense to the Company is also greater. The projected transaction fee is based upon management’s discussions with potential customers, including bank and non-bank ATM service providers. Management has had significant negotiations with representatives of various large financial institutions regarding the installation of EMMA based products. However, to date the Company has not entertained any definitive agreements with any institution. According to a study entitled “the Use of Checks and other Non-Cash Payments Instruments in the United States” prepared by the Federal Reserve, there were 42.5 billion checks processed by financial institutions in the United States during the year 2000 about a third of which are of the type that the Company’s products are intended to help process.

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

The Company was involved in a litigation titled Kane Corte, et al v. Cash Technologies, Inc. et al., (Case # 128256, 32/nd/ Judicial District Parish of Terrebonne, State of Louisiana). In August 2001, the Company first became aware that an entity to which it had sold 23 CoinBank machines in October 1999 had filed suit in Louisiana court and obtained a default judgment against the Company. The Louisiana judgment was issued on August 15, 2000 and rewarded the purchaser $230,000 in damages and ordered that the machines be returned to the Company. In March 2001, the purchaser obtained a sister-state judgment against the Company in California based on the judgment of the Louisiana court and a writ of execution was issued.

Upon learning of this matter, the Company immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, the Company was granted a Temporary Restraining Order staying enforcement of the judgment and on April 2, 2003, the Louisiana court vacated the judgments, ending the case.

On April 4, 2003, Kane Corte refiled the action titled Kane Corte, et al v. Cash Technologies, Inc. et al., (Case # 128256, 32/nd/ Judicial District Parish of Terrebonne, State of Louisiana) which alleges, among other things, that the CoinBank machines sold to Corte were defective. The Company contends that the case has no merit and that the Louisiana courts have no jurisdiction over the matter. The Company further believes that it has meritorious defenses to the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.

On July 10, 2002, Burns International Security Services (“Burns”) obtained a default judgment against the Company for $14,157 (the “Judgment”) for services Burns rendered to one of the Company’s affiliates. On August 15, 2002, the Company, not having received actual notice of the lawsuit before the judgment was entered, filed a motion to set aside or vacate the Judgment. The court, on September 4, 2002, issued a tentative ruling in the Company’s favor granting the motion to set aside or vacate the Judgment. In October 2002, the Company and Burns reached a settlement for the Company to pay a gross amount of $12,257 in installments. As of April 10, 2003, the Company has paid the balance in full.

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract. In September 2002, Cash Technologies, Inc. loaned McNeely and Willmon the amount of $79,999. Pursuant to the promissory notes the funds were due to be returned in December 2002. Despite repeated collection attempts, both McNeely and Willmon have refused to repay the funds. The Company is seeking an amount in excess of $79,999. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages. The next scheduled court hearing is scheduled for November of 2003. The Company believes that the cross complaint has no merit and will defend itself vigorously.

NOTE 3: STOCKHOLDERS EQUITY

In January 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 272,473 shares of the Company’s Common Stock to five (5) shareholders. The Company received gross proceeds of $163,483 for a purchase price of $0.60 per share. There were no warrants awarded in relation to this transaction.

On February 28, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $200,000 of its securities to a shareholder. The unit comprised of (i) 344,828 shares of Common Stock and (ii); 195,172 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $106,814 was recognized in conjunction with this placement.

On February 28, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $300,000 of its securities to a shareholder. The unit comprised of (i) 517,241 shares of Common Stock and (ii); 292,759 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $160,219 was recognized in conjunction with this placement.

NOTE 4: RELATED PARTY TRANSACTIONS

In April 2001, the Company had obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on the Company’s Board of Directors. The total amount of this loan is still outstanding. The loan bears an interest rate of 10% per annum and is payable upon demand. As of February 28, 2003 the Company has accrued $14,375 in interest with regards to this loan. The Company has issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 has been recorded in conjunction with the warrants. On March 28, 2003, the Board of Directors adopted that in lieu of repayment of a $75,000 loan from Robert Fagenson, a Board member, to the Company, Mr. Fagenson shall receive warrants exercisable at $0.01 per share for with a term of seven years, any and all which can be redeemed at any time for a cash payment from the Company for $0.65 per warrant.

As of February 28, 2003, the Company has outstanding short-term loans of an aggregate principal amount of $98,448 from Bruce Korman (and related parties) who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of February 28, 2003, the Company had $113,039 in arrears in salary to Mr. Korman.

NOTE 5: SHORT-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. On September 27, 2002 the Company entered into an agreement with GE to pay the total debt outstanding in twelve (12) monthly payments beginning October 15, 2002 of which the first eleven (11) consisting of interest only and the payment twelve (12) consisting of all outstanding principal, interest and fees. The Company agreed to (i) pay 9.5% per annum for the first six (6) payments (ii) pay 11.5% per annum for the last six (6) payments (iii) a minimum of 18% if the Company was to become in default (iv) 5% late fee if a payment is received ten (10) days after the payment date and (v) 90% of all gross proceeds received from the sale of presently owned CoinBank machines. As of February 28, 2003 we owed $3,895,188, which includes the principal, financing fees and unpaid interest.

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of units, each unit comprised of a secured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 10% per annum and Series B Redeemable Warrants to purchase 5,000 shares of common stock. GunnAllen Financial, Inc., one of our investment bankers and an underwriter in our initial public offering, was engaged as placement agent for this offering. We received gross proceeds from this offering of $3,362,000 from the sale of 67.2 Units. As a result of this offering, we issued notes in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants The notes were originally convertible into our Common Stock at the conversion rate of $9.50 per share. The Series B Warrants were originally exercisable at a price of $13.00 per share. The notes were originally due and payable on July 31, 2001. The notes are secured by a first priority lien on all of our assets.

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately, have a life of 5 years and were exercisable at $1.35 thru December 31, 2001, $2.20 through January\ 15, 2002 and $4.50 thereafter. As of February 28, 2003 the Company has restructured $2,587,000 of the notes, representing thirty-five (35) of the forty-eight (48) noteholders, or approximately 77% of the total dollar amount of notes outstanding. The Company is engaged in discussions with the remaining thirteen (13) noteholders to finalize modifications of their notes. As part of the restructuring process the Company reclassified $339,722 of interest accrued as part of the reissued notes. There can be no assurance we will be successful in restructuring these remaining notes. As of February 28, 2003 the Company has accrued an additional $558,651 in interest payable on the notes. The Company has recognized a deemed dividends expense of $273,904 in conjunction with this restructuring.

NOTE 6: LONG-TERM DEBT

NONE

NOTE 7: SEGMENT REPORTING

The Company operates through 3 business segments: Cash processing, CoinBank machines, and the development and marketing of its EMMA transaction processing software and related services The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. As of January 1, 2002 the Company does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers. The Company also sells self-service coin counting (CoinBank) machines through existing equipment distribution channels.

Information on the Company’s business segments for the:

	Three months ended February 28,		Nine months ended February 28,
	2003	2002	2003	2002
Net Revenues and Sales:
Cash processing	$—	$69,823	$27,624	$152,564
CoinBank machines	62,236	—	246,228	96,578
EMMA	101	—	21,348	10,000
Unallocated	—	—	—	—

	62,337	69,823	295,200	259,142

Interest expense
Cash processing	—	650	—	1,292
CoinBank machines	2,336	2,336	7,157	7,007
EMMA	—	—	—	—
Unallocated	163,733	307,508	575,606	857,413

	166,069	310,494	582,763	865,712

Depreciation
Cash processing	—	—	—	—
CoinBank machines	5,849	3,132	17,546	22,758
EMMA	139,942	65,989	419,826	65,989
Unallocated	1,203	9,119	4,333	39,760

	146,994	78,240	441,705	128,507

Segment profit (loss)
Cash processing	—	(10,147)	(25,921)	(94,297)
CoinBank machines	(181,209)	(190,294)	(566,374)	(581,490)
EMMA	(60,000)	(123,756)	(227,000)	(123,756)
Unallocated	(719,321)	(690,507)	(2,266,087)	(1,759,297)

	(960,530)	(1,014,704)	(3,085,382)	(2,558,840)

Net identifiable assets:
Cash processing	—	—	—	—
CoinBank machines	896,584	1,198,398	896,584	1,198,398
EMMA	2,145,778	2,705,547	2,145,778	2,705,547
Unallocated	523,886	1,021,592	523,886	1,021,592

	3,566,248	4,925,537	3,566,248	4,925,537

NOTE 8: SUBSEQUENT EVENTS

On March 28, 2003, the board of directors of Cash Technologies, Inc. adopted by unanimous written consent without a meeting, subject to shareholder approval of certain amendments to the Non-Executive Director Stock Option Plan. Under the amendment all four non-employee directors would have current options repriced plus receive additional options totaling 140,000 at an exercise price of $0.65 per share with a term of seven years. All Directors will have a total of 140,000 options under the amended plan. Mr. Fagenson and Mr. Miller will have all 140,000 vested immediately while Mr. Walls and Mr. Grano will have 73,334 options vesting immediately and 46,666 vesting at the completion of their second years, respectively

The Board of Directors also authorized to (i) amend all existing stock options possessed by First Bancorp LP, an entity affiliated with Bruce Korman, the Company’s Chief Executive Officer, to reflect a reduced exercise price of $0.65 per share and a term of 7 years beginning as of March 28, 2003 and (ii) issue an additional 1,000,000 cashless stock options (or warrants as required by law) with an exercise price of $0.65 per share with a term of seven years and vesting immediately.

Furthermore, the Board adopted that in lieu of repayment of a $75,000 loan from Robert Fagenson, a Board member, to the Company, Mr. Fagenson shall receive 117,188 warrants exercisable at $0.01 per share with a term of seven years, any and all which can be redeemed at any time for a cash payment from the Company of $0.65 per warrant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as those pertaining to the Company’s capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately”, “intends,” “plans,” “pro forma,” “estimates,” or “anticipates” or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: significant and immediate need for capital, lack of revenue, market acceptance of the Company’s products, technological restrictions upon development, limited marketing experience, uncertainty of product development, including our EMMA technology, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only. The Company assumes no obligation to update forward-looking statements.

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

Over the past fiscal year and since, numerous business milestones were achieved by the Company, including the following:

•	We were issued a U.S. patent for essential elements of our EMMA technology
•	We were issued a U.S. patent for critical components of our CoinBank coin counting machine
•	The EMMA software was deemed ready for market.
•	The BONUS™ bank check cashing application was created
•	Our CT Holdings subsidiary was formed to market BONUS
•	CT Holdings signed its first major marketing agreement with Netkey, Inc. to market BONUS to the banking industry. Pilots with two major institutions are presently being planned and negotiated.
•	A supply agreement was signed with Diebold, Inc. to permit Diebold to distribute our CoinBank machines to its customers and the first order of twenty CoinBank machines under the Diebold agreement was shipped. The Company continues to ship small quantities of machines to Diebold pending an expected formal product launch by them via their national sales force.
•	The Company’s first transaction revenue-generating contract was signed with a Banco Popular division for our mobile check cashing application.
•	The Company installed the Banco Popular mobile check cashing pilot in December, 2002. The pilot has been successfully concluded and the Company is in final stages of negotiations with the Banco Popular division to roll out the system to all of their mobile locations.
•	The Company has signed a term sheet, to be followed by final documents, for the distribution of CoinBank machines in Europe through NCR Corporation via their equipment supplier.

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

Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $227,000 for the nine month period ended February 28, 2003.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended February 28, 2003, the Company amortized an additional $139,942 of capitalized software.

Commercial Cash Processing

Cash Technologies, Inc. operates a cash processing facility in Los Angeles, California, where it counts currency purchased in bulk at a small discount from face value. We then sort, wrap and resell the currency to various retail customers at face value plus a small fee or deposit it at face value at the Federal Reserve Bank for credit to our account. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. As of April 10, 2003 the Company does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2003, COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 2002.

Net revenues for the three-month period ended February 28, 2003 decreased slightly to $62,337 compared to $69,823 for the 2002 period. The decrease in net revenue was primarily attributable to the decrease in the amount of cash processed during the period. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted in a reduction in the Company’s net revenue.

Cost of revenues for the three-month period ended February 28, 2003, was $44,773 compared to $32,384 for the quarter ended November 30, 2001. The increase in direct costs was primarily the result of a decrease in the amount of cash processed during the period. Included in cost of revenues is depreciation expense of $962 and $407 for the three months ended February 28, 2003 and 2002, respectively.

Gross profit for the three months ended February 28, 2003 was $17,564 compared to $37,439 for the three months ended February 28, 2002. The decrease in gross profit was primarily related to the decrease in the amount of cash processed during the period.

Selling, General and Administrative expenses for the three months ended February 28, 2003, increased to $615,591 compared to $539,653 for the three months ended February 28, 2002. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The total increase of $75,938 is due to reallocation of resources from research and development to maintenance of the Company’s software products. The increase is also consistent to the total decrease of $63,756 in research and development expenses.

Research and development expenses for the three months ended February 28, 2003 were $60,000, compared to $123,756 for the three months ended February 28, 2003. The decrease was due to the near completion of the EMMA related applications reallocation of resources from research and development to the maintenance phase.

Depreciation and amortization expenses for the three months ended February 28, 2003, and 2002, were $146,994 and $78,240, respectively. The increase was the result of the amortization of capitalized software costs of $139,942 during the current quarter compared to $65,989 for the 2002 period.

Interest expense for the three months ended February 28, 2003 and 2002, was $166,069 and $310,494 respectively. The decrease is directly related to reduction in interest expense recognized in relation to GE Capital loan deferments.

As a result of the foregoing, net losses for the three months ended February 28, 2003 and 2002, were $960,530 and $1,014,704 respectively.

NINE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2002.

Net revenues for the nine-month period ended February 28, 2003 increased to $295,200 compared to $259,142 for the 2002 period. The increase in net revenue was primarily attributable to the increase in the amount of CoinBank machines sold offset by the decrease in the amount of cash processed during the period. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted in a reduction in the Company’s net revenue.

Cost of revenues for the nine-month period ended February 28, 2003, was $216,623 compared to $171,895 for the period ended February 28, 2003. The increase in direct costs was primarily the result of an increase in the cost of coin machines sold. Included in cost of revenues is depreciation expense of $2,884 and $9,554 for the nine months ended February 28, 2003 and 2002, respectively.

Gross profit for the nine months ended February 28, 2003 was $78,577 compared to $87,247 for the nine months ended February 28, 2003. The decrease in gross profit was directly related to the increase in the cost of coin machines sold

Selling, General and Administrative expenses for the nine months ended February 28, 2003, increased to $1,934,450 compared to $1,628,112 for the nine months ended February 28, 2002. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase was primarily attributable to capitalization of software development costs during the 2002 period while amortization of capitalized software being recognized in the 2003 period. During the nine-month period ended February 28, 2002, $408,787 in software development costs was capitalized compared to zero for the same period in 2003.

Research and development expenses for the nine months ended February 28, 2003, were $227,000, compared to $123,756 for the period ended February 28, 2002. The increase was primarily attributable to capitalization of software development costs during the 2002 period.

Depreciation and amortization expenses for the nine months ended February 28, 2003, and 2002, were $441,705 and $128,507, respectively. The increase was the result of the amortization of capitalized software costs of $419,826 during the current quarter compared to $65,989 for the 2002 period.

Interest expense for the nine months ended February 28, 2003 and 2002, was $582,763 and $865,712, respectively. The decrease is directly related to reduction in interest expense recognized in relation to GE Capital loan deferments.

As a result of the foregoing, net losses for the nine months ended February 28, 2003 and 2002, were $3,085,382 and $2,558,840 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At February 28, 2003, the Company had a working capital deficit of $11,968,464 compared to a working capital deficit of $10,272,401 for the same quarter in 2002. The large variance is due to the reclassification of long-term convertible debt of $29,26,722 into short-term in the current period. At April 1, 2003, the Company had a cash balance of approximately $85,000. The Company’s current monthly operating costs without any interest or principal payments on debt, amortization of warrants and depreciation expense; is approximately $150,000 per month.

The Company’s independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2002, which indicated a substantial doubt as to the ability of the Company to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs.

Since inception, the Company has satisfied its working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from stockholders of the Company. Furthermore, the Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted in a significant reduction in the Company’s gross revenue. As of January 1, 2003 the Company does not have any cash processing customers.

The Company has entered into an OEM arrangement to supply Diebold, Inc with CoinBank machines for Diebold, Inc. to sell through its sales force. The first 20 machines under this relationship were shipped in August 2002 and an additional 6 in since that time. The Company believes that this relationship could result in significant revenues over the next 12-month period. The gross proceeds of this sale are approximately $190,000, although there can be no assurance of future sales.

In August 2002, we signed an agreement with Popular Cash Express, Inc. (“PCE”), a unit of Banco Popular parent Popular, Inc., to install its EMMA™ MFS™ (Mobile Financial Services) system on PCE’s mobile check cashing trucks. Under the agreement, PCE is responsible for installation and hardware costs and a per-transaction fee to Cash Tech for each check processed. The agreement provides for the parties to share the cost of a 120-day pilot, the successful conclusion of which would be followed by a rollout to PCE’s fleet of sixty (60) check cashing trucks in the Los Angeles area. In December 2002 the Company installed EMMA MFS on the first PCE truck. During the quarter ended February 28, 2003, the Company processed 402 transactions and derived gross revenues of $101. To date the Company has processed approximately 4,500 transactions.

Net cash used by operating activities was $1,098,032 for the nine months ended February 28, 2003 compared to $1,106,170 for the nine months ended February 28, 2002. The total increase of $8,138 in net cash used by operating activities, during the 2003 period was primarily due to a decrease in non-cash deemed interest expense of $270,834, depreciation expense of $47,307 and accrued interest $141,840, offset by the increase in amortization of capitalized software of $353,838, accounts payables of $289,345 and accrued expenses of $253,683.

Net cash used in investing activities was $969 for the nine months ended February 28, 2003, as compared to $410,989 for the nine months ended February 28, 2002. The decrease in net cash used in investing activities was primarily attributable to capitalized software costs of $408,787 in 2002.

Net cash provided by financing activities for the nine months ended February 28, 2003, was $1,056,931 as compared to net cash provided by financing activities of $2,212,940 for the nine months ended February 28, 2002. The decrease in net cash provided by financing activities for the 2003 period was primarily attributable to decreases in proceeds from the issuance of preferred stock of $775,500 and proceeds from sale of common stock of $389,017 offset by increases in net proceeds from exercise of common stock warrants of $100,000.

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. On September 27, 2002 the Company entered into an agreement with GE to pay the total debt outstanding in twelve (12) monthly payments beginning October 15, 2002 of which the first eleven (11) consisting of interest only and the payment twelve (12) consisting of all outstanding principal, interest and fees. The Company agreed to (i) pay 9.5% per annum for the first six (6) payments (ii) pay 11.5% per annum for the last six (6) payments (iii) a minimum of 18% if the Company was to become in default (iv) 5% late fee if a payment is received ten (10) days after the payment date and (v) 90% of all gross proceeds received from the sale of presently owned CoinBank machines. As of February 28, 2003 we owed $3,895,188, which includes the principal, financing fees and unpaid interest.

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of units, each unit comprised of a secured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 10% per annum and Series B Redeemable Warrants to purchase 5,000 shares of common stock. GunnAllen Financial, Inc., one of our investment bankers and an underwriter in our initial public offering, was engaged as placement agent for this offering. We received gross proceeds from this offering of $3,362,000 from the sale of 67.2 Units. As a result of this offering, we issued notes in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants The notes were originally convertible into our Common Stock at the conversion rate of $9.50 per share. The Series B Warrants were originally exercisable at a price of $13.00 per share. The notes were originally due and payable on July 31, 2001. The notes are secured by a first priority lien on all of our assets.

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately, have a life of 5 years and were exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. As of February 28, 2003 the Company has restructured $2,587,000 of the notes, representing thirty-five (35) of the forty-eight (48) noteholders, or approximately 77% of the total dollar amount of notes outstanding. The Company is engaged in discussions with the remaining thirteen (13) noteholders to finalize modifications of their notes. As part of the restructuring process the Company reclassified $339,722 of interest accrued as part of the reissued notes. There can be no assurance we will be successful in restructuring these remaining notes. As of February 28, 2003 the Company has accrued an additional $558,651 in interest payable on the notes. The Company has recognized a deemed dividends expense of $273,904 in conjunction with this restructuring.

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

In January 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 272,473 shares of the Company’s Common Stock to five (5) shareholders. The Company received gross proceeds of $163,483 for a purchase price of $0.60 per share. There were no warrants awarded in relation to this transaction.

On February 28, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $200,000 of its securities to a shareholder. The unit comprised of (i) 344,828 shares of Common Stock and (ii); 195,172 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $106,814 was recognized in conjunction with this placement.

On February 28, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $300,000 of its securities to a shareholder. The unit comprised of (i) 517,241 shares of Common Stock and (ii); 292,759 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $160,219 was recognized in conjunction with this placement.

In April 2001, the Company had obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on the Company’s Board of Directors. The total amount of this loan is still outstanding. The loan bears an interest rate 10% per annum and is payable upon demand. As of the quarter ended February 28, 2003 the Company has accrued $14,375 in interest with regards to this loan. The Company has issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 has been recorded in conjunction with the warrants. On March 28, 2003, the Board of Directors adopted that in lieu of repayment of a $75,000 loan from Robert Fagenson, a Board member, to the Company, Mr. Fagenson shall receive warrants exercisable at $0.01 per share for with a term of seven years, any and all which can be redeemed at any time for a cash payment from the Company for $0.65 per warrant.

As of February 28, 2003, the Company has outstanding short-term loans of an aggregate principal amount of $98,448 from Bruce Korman (and related parties) who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of February 28, 2003, the Company had $113,039 in arrears in salary to Mr. Korman.

ITEM 3.    CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB. Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them.

Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, our Board of directors and management are, among other actions, forming a Disclosure Committee comprised of various members of our management team. The Disclosure Committee will be charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures.

Other than as described above, there have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

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

The Company was involved in a litigation titled Kane Corte, et al v. Cash Technologies, Inc. et al., (Case # 128256, 32/nd/ Judicial District Parish of Terrebonne, State of Louisiana). In August 2001, the Company first became aware that an entity to which it had sold 23 CoinBank machines in October 1999 had filed suit in Louisiana court and obtained a default judgment against the Company. The Louisiana judgment was issued on August 15, 2000 and rewarded the purchaser $230,000 in damages and ordered that the machines be returned to the Company. In March 2001, the purchaser obtained a sister-state judgment against the Company in California based on the judgment of the Louisiana court and a writ of execution was issued.

Upon learning of this matter, the Company immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, the Company was granted a Temporary Restraining Order staying enforcement of the judgment and on April 2, 2003, the Louisiana court vacated the judgments, ending the case.

On April 4, 2003, Kane Corte refiled the action titled Kane Corte, et al v. Cash Technologies, Inc. et al., (Case # 128256, 32/nd/ Judicial District Parish of Terrebonne, State of Louisiana) which alleges, among other things, that the CoinBank machines sold to Corte were defective. The Company contends that the case has no merit and that the Louisiana courts have no jurisdiction over the matter. The Company further believes that it has meritorious defenses to the allegations in the action and that it will ultimately prevail on merits. The Company will incur the cost of defense, including legal fees, in an undetermined amount in connection with these matters, which may not be recoverable. There can be no assurance that the Company will be successful in the defense.

On July 10, 2002, Burns International Security Services (“Burns”) obtained a default judgment against the Company for $14,157 (the “Judgment”) for services Burns rendered to one of the Company’s affiliates. On August 15, 2002, the Company, not having received actual notice of the lawsuit before the judgment was entered, filed a motion to set aside or vacate the Judgment. The court, on September 4, 2002, issued a tentative ruling in the Company’s favor granting the motion to set aside or vacate the Judgment. In October 2002, the Company and Burns reached a settlement for the Company to pay a gross amount of $12,257 in installments. As of April 10, 2003, the Company has paid the balance in full with regards to this judgment.

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract. In September 2002, Cash Technologies, Inc. loaned McNeely and Willmon the amount of $79,999. Pursuant to the promissory notes the funds were due to be returned in December 2002. Despite repeated collection attempts, both McNeely and Willmon have refused to repay the funds. The Company is seeking an amount in excess of $79,999. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages. The next scheduled court hearing is scheduled for November of 2003. The Company believes that the cross complaint has no merit. and will defend itself vigorously.

ITEM 2.    CHANGE IN SECURITIES

In January 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 272,473 shares of the Company’s Common Stock to five (5) shareholders. The Company received gross proceeds of $163,483 for a purchase price of $0.60 per share. There were no warrants awarded in relation to this transaction.

On February 28, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $200,000 of its securities to a shareholder. The unit comprised of (i) 344,828 shares of Common Stock and (ii); 195,172 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $106,814 was recognized in conjunction with this placement.

On February 28, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $300,000 of its securities to a shareholder. The unit comprised of (i) 517,241 shares of Common Stock and (ii); 292,759 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $160,219 was recognized in conjunction with this placement.

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of units, each unit comprised of a secured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 10% per annum and Series B Redeemable Warrants to purchase 5,000 shares of common stock. GunnAllen Financial, Inc., one of our investment bankers and an underwriter in our initial public offering, was engaged as placement agent for this offering. We received gross proceeds from this offering of $3,362,000 from the sale of 67.2 Units. As a result of this offering, we issued notes in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants The notes were originally convertible into our Common Stock at the conversion rate of $9.50 per share. The Series B Warrants were originally exercisable at a price of $13.00 per share. The notes were originally due and payable on July 31, 2001. The notes are secured by a first priority lien on all of our assets.

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants are vested immediately, have a life of 5 years and were exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. As of February 28, 2003 the Company has restructured $2,587,000 of the notes, representing thirty-five (35) of the forty-eight (48) noteholders, or approximately 77% of the total dollar amount of notes outstanding. The Company is engaged in discussions with the remaining thirteen (13) noteholders to finalize modifications of their notes. As part of the restructuring process the Company reclassified $339,722 of interest accrued as part of the reissued notes. There can be no assurance we will be successful in restructuring these remaining notes. As of February 28, 2003 the Company has accrued an additional $558,651 in interest payable on the notes. The Company has recognized a deemed dividends expense of $273,904 in conjunction with this restructuring.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.    OTHER INFORMATION

NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K

NONE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended February 28, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized the 21st day of April 2003.

CASH TECHNOLOGIES, INC.

By: /s/ Bruce Korman
Bruce Korman President and Chief Executive Officer

By: /s/ Edmund King
Edmund King Chief Financial Officer

Annex A

CERTIFICATIONS*

I, Bruce Korman, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the period ended February 28, 2003, of Cash Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 21, 2003

/s/ Bruce Korman .
Bruce Korman Chief Executive Officer

CERTIFICATIONS*

I, Edmund King, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB for the period ended February 28, 2003, of Cash Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: April 21, 2003

/s/ Edmund King .
Edmund King Chief Financial Officer