Form 10QSB/A
period 2003-02-28
CASH TECHNOLOGIES INC
filed 2003-06-27
CIK 1022964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB-A

AMENDMENT 1

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

This Form 10QSB Amendment has been filed to provide additional disclosure regarding the accounting treatment for the Company’s EMMA technology.

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

Capitalization of Computer Software Costs

In connection with the development of our EMMA software, during the period ending September 30, 1999 we utilized $278,000 in funds for coding and testing activities necessary to resolve all of the identified high-risk development issues. These costs were reflected as expenses on our financial statements. Commencing October 1, 1999 through December 31, 2002 the Company incurred approximately $2,771,536 over 27 months of coding, subsequent to the detail program design and establishment of feasibility, until the product became available in January 2002 for general release to customers. These costs were treated as capitalized software costs in our financial statements through December 31, 2002. We discuss below the manner in which we developed our EMMA software, which is intended to assist the reader in understanding the difference in our costs in the technological feasibility using detail program design and capitalized software costs during production (coding) phases.

With respect to the technological feasibility using the detail program design approach, there were two primary issues, which can be classified as “high risk development issues” which needed to be resolved as evidence that technological feasibility had been established under paragraph 4(a)(3) of SFAS 86.

First, there was our “multi-transactional messaging architecture.” This involved the testing of our proprietary messaging protocol and parallel processing method for predicted performance and behavior. We estimate that we expended approximately $ 160,000 for this activity. The messaging protocol and processing method are what we believe differentiates us from other attempts to develop similar software. Once these were developed, successfully tested using simulations with existing applications and deemed workable, the development risk for messaging was overcome and a patent application for the multi-transactional architecture was filed on July 2, 1999. This patent was granted by the U.S. Patent and Trademark Office in October of 2001.

The second “high risk development issue” was obtaining independent ATM certification for our new messaging architecture. In order to process ATM transactions, the software being developed has to be certifiable by one of the major authorized ATM networks (such as Star, MAC, etc.) for interfacing with the global ATM network. We partnered with a third-party ATM software provider to assist in these efforts, instead of developing the software for this step ourselves. This significantly reduced our costs to obtain certification and complete this high risk development step because we were able to incorporate and modify the third party’s software, which had been previously certified, and re-certify it rather than develop our own in-house ATM software from scratch. A per-transaction license fee will paid by Cash Technologies to the third party when the system starts generating transactions, thereby further reducing our development costs because we avoided upfront licensing fees. Certification was obtained in August of 1999 and the EMMA software was then deemed feasible.

Costs before vs. after feasibility

There are two primary reasons that the expensed costs prior to feasibility were far less than the costs subsequent to feasibility, which were capitalized.

First, our proprietary messaging and processing methods were proven earlier than expected.

Second, as stated above, instead of developing our own ATM software we used a third party software product, which saved time and money. This was completed on August 19, 1999.

Partnering with other software providers and licensing third-party software allowed us to reduce costs below original estimates during the high-risk technological feasibility phase using the “detail program design” approach. In contrast to the initial high-risk development effort, the subsequent coding required more resources and time than expected. As a result, the costs to establish feasibility (approximately $278,000) were substantially lower than the subsequent cost (approximately $2,770,000) incurred to make the product available for general release to customers. It is also important to observe that this category of transaction software is rare in the marketplace and doesn’t follow the typical pattern of development of the vast majority of consumer and office software, where most development dollars are expended early in technological feasibility phase using a working model.

Our offered products such as ATM-X and POS-X were originally contemplated in the detailed program design established prior to September 1999,. The Company has given trade names such as ATM-X and POS-X (referring to whether EMMA would be running an ATM or at a retail point of sale) since such time to help market the uses of EMMA.

In addition, management has identified potential uses for EMMA not originally contemplated. These new uses were created after January 2002 and the costs associated with these new uses, as reflected in our filings, have been treated as general and administrative expenses and not capitalized. Certain of these potential uses have been given trade names such as PrISM (PrISM uses EMMA’s fraud detection to control access to a physical location). Any programming that has been done for such products (primarily for demos, creating use-specific screens and interfacing to third-party products) were included in General and Administrative expenses and were minimal. In future filings, similar costs will be charged to Research and Development Expense.

Furthermore, as in all of our applications where we expect to use biometrics, the biometrics will be purchased/licensed from a third party.

For the reasons cited, most development costs occurred after the software program design was completed and feasibility was achieved. These results are not typical, nor comparable to software developers who use either the detail program design approach, which the Company used, or the working model approach, under paragraph 4(b) of SFAS 86, and these factors should be considered when reviewing the Company’s financial statements.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB-A for the fiscal quarter ended February 28, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized the 26th day of June 2003.

CASH TECHNOLOGIES, INC.

By: /S/ Bruce Korman

Bruce Korman

President and Chief Executive Officer

By: /S/ Edmund King

Edmund King

Chief Financial Officer

Annex A

CERTIFICATIONS*

I, Bruce Korman, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB-A for the period ended February 28, 2003, of Cash Technologies, Inc.;

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

Date: June 26, 2003

/s/ Bruce Korman                 .

Bruce Korman

Chief Executive Officer

CERTIFICATIONS*

I, Edmund King, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB-A for the period ended February 28, 2003, of Cash Technologies, Inc.;

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

Date: June 26, 2003

/s/ Edmund King                 .

Edmund King

Chief Financial Officer