Form 10KSB
period 2003-05-31
CASH TECHNOLOGIES INC
filed 2003-09-15
CIK 1022964

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

x	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-15783

CASH TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

Delaware	95-4558331
(State or other jurisdiction Of incorporation or organization)	(I.R.S. Employer Identification No.)

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

X Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X    No

_ Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The Company’s gross revenues, for its fiscal year ended May 31, 2003, were $2,246,221 and its net revenues were $295,200. Gross revenue does not represent revenue under generally accepted accounting principles. See “Management Discussion and Analysis”.

On September 1, 2003, the aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $0.75 at which the stock was sold on such date was, approximately $4,246,404.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

On September 1, 2003, there were 9,453,819 shares of Common Stock, $ .01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Description of Business

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to “we,” “our” or “Cash Tech” refers to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation, incorporated in May, 1994, which became a subsidiary in January, 1996; CoinBank Automated Systems, Inc., a Delaware corporation, incorporated in November, 1995; and CoinBank Automation Handels GmbH, Salzburg, Austria incorporated in February, 1998. In December, 2001, we created a new subsidiary, Cintelia Systems Inc., a Delaware corporation and in June, 2002 we created another subsidiary CT Holdings, LLC., also a Delaware corporation of which we currently own 86.65%. Unless the context otherwise requires, references herein to “we” or “us” refers to Cash Technologies, Inc., and its wholly-owned and majority owned subsidiaries, National Cash Processors, Inc., CoinBank Automated Systems, Inc., Cintelia Systems, Inc. and CoinBank Automation Handels GmbH, Salzburg, Austria. Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

Since April 3, 2000, our common stock has been listed on the American Stock Exchange under the symbol “TQ”. On August 19, 2003 the closing price of the common stock was $1.35. From the date of our initial public offering on July 8, 1998 through March 31, 2000, our common stock was listed for trading on the Nasdaq SmallCap Market under the symbol “CHNG”.

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

The EMMA transaction processing system allows individuals with no ATM card or credit card to access these four channels and obtain a variety of financial services. For consumers, EMMA will result in access to these services and products through ATM machines and Point of Sale terminals located at retail outlets, including supermarkets, general merchandisers and convenience stores and others. Utilization of EMMA will allow retail establishments such as grocery supermarkets, banks, brokerage firm offices, check cashing establishments and other commercial outlets to provide consumers with greater financial services which may result in increased revenues to such establishments. For every transaction processed through EMMA, we intend to receive a transaction fee.

To date, we have not generated any material revenue from our EMMA technology. There can be no assurance that we will be successful in generating material revenue.

Over the past three fiscal years and since, numerous business milestones were achieved by the Company, including the following:

•	We were issued a U.S. patent for essential elements of our EMMA technology
•	We were issued a U.S. patent for critical components of our CoinBank coin counting machine
•	The EMMA software was deemed ready for market.
•	The BONUS™ bank check cashing application was created
•	Our CT Holdings subsidiary was formed to market BONUS
•	A supply agreement was signed with Diebold, Inc. to permit Diebold to distribute our CoinBank machines to its customers. Approximately 40 CoinBank machines have been shipped under the Diebold agreement.
•	The Company’s first transaction revenue-generating contract was signed with Popular Cash Express, a Banco Popular division, for our MFS™ mobile check cashing product.
•	The Company began the Popular Cash Express (PCE) pilot in December, 2002. The pilot was successfully concluded and an agreement was signed in June, 2003 to roll out the system to their mobile locations. The rollout began in August, 2003 and is underway.
•	The Company signed an agreement for the distribution of CoinBank machines in Europe through NCR Corporation via their equipment supplier. The product launch, including the creation of sales literature, customer presentations, technician training, etc. is underway.
•	In August, 2003, the Company proposed the conversion to equity of its $3.3 million in secured convertible debt to the noteholders, to be consummated in September, 2003. Under the terms of the agreement the conversion price of the notes will be reduced to $2.50 plus the exercise price of the warrants will also be reduced to $0.65 per share. As of August 25, noteholders representing approximately 27% of the total value of notes have converted to equity. Noteholders representing an additional 48% of the total value of notes have given non-binding written indications of their intent to convert on the terms proposed upon receipt of formal documentation (see Risk Factors).

Evolution of Our Business

We commenced operations in two lines of business, namely, currency processing through our main office in Los Angeles and coin counting through machines placed in retail establishments, banks and other businesses. Typically, currency was purchased in bulk at a discount of between 1% and 2% from face value. After counting, sorting and/or wrapping, we either promptly resold the processed currency at face value plus a small fee (approximately $10.00 per $1,000 worth of bills sorted) to a variety of customers, including armored car companies, or deposited it at face value at the Federal Reserve Bank for credit to our account. We have ceased our coin and currency processing operations and do not intend to actively engage in the coin and currency processing business in the future. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which resulted and will continue to result in a significant reduction in the Company’s gross revenue in the future. As of September 1, 2003 the Company still does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers. At this time the Company has elected to reflect this business as discontinued operations.

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

As a result of our view of the need for a transaction processing system, in December of 1997, the Company filed a patent application describing its transaction processing and networking technologies, which resulted in the issuance of patent; number 6,308,887, by the U.S. Patent and Trademark Office on October 30, 2001. The technology, which was later named EMMA (E-commerce Message Management Architecture), allows for the seamless integration of conventional ATM and credit card networks with non-bank networks and the Internet. The explosion of Internet e-commerce and the need to automate manual financial services transactions has created, in management’s opinion, a demand for EMMA’s unique capabilities to provide advanced financial services on ATMs, POS (point of sale) terminals and wireless devices.

The networks of banks, securities firms and retail establishments do not easily, if at all, communicate directly with each other because of a host of technological barriers. ATM machines are linked to systems developed over 30 years ago, and these systems do not allow for services other than the traditional functions of account access, funds disbursement, accepting deposits and limited bill payment. Additionally, the systems of service providers such as utility providers, or securities brokerage firms cannot interact with the ATM network. Thus, an ATM user (whether the machine is located in a traditional bank branch or other retail establishment) cannot typically obtain other services such as cashing checks, conducting stock trades or paying utility bills.

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

The EMMA Host parses the EMMA Message from the client and prioritizes the enclosed transactions. The EMMA specification allows sophisticated relationships to be created between transactions that require inter-dependencies between the various legs of each transaction. The EMMA Host then manages each leg, or sub-transaction, individually. It also manages each sub-transaction as a separate communication process. For example, an electronic bill payment transaction might first require access to a customer’s bank account to verify available funds, then notification of the payment to the biller through a remittance processor and finally the transfer of funds to the biller. In this example, each leg required management, routing and a distinct communication protocol.

A unique, patented capability of EMMA is its ability to manage and communicate the various transaction messages in parallel, or asynchronously, expediting transaction processing and permitting the aggregation of transactions for payment purposes. For example, a customer may select four different services at an ATM, such as the payment of a bill, the purchase of a money order, the transfer of funds and getting cash, and, once selected, these transactions can be completed simultaneously and with a single payment.

Designed from the ground up to work in the institutional transaction processing environment, EMMA is robust, scaleable and reliable, expandable as needed to meet larger transaction flows as market demand for “advanced-function services” increases.

In June 2002 we formed a subsidiary named CT Holdings, LLC to develop, market and implement EMMA-based banking applications. CT Holdings, LLC is continually developing and bringing BONUS(TM), a suite of self-service electronic banking services, including automated check cashing, to the marketplace. The BONUS software allows automated check cashing at bank branches using advanced ATMs. Powered by our EMMA software, BONUS uses third party owned proprietary optical character recognition (OCR), biometric identification and a sophisticated risk analysis engine to establish a user’s identity and authorize checks. CT Holdings is being financed separately from Cash Technologies and initially received its first net proceeds of $368,000 from an existing Cash Technologies investor. Since that time the Company has received an additional $75,000. These shareholders own 13.35% while the Company owns 86.65% of CT Holdings, LLC.

ATM-X(TM), POS-X(TM)

We have developed the client software for an enhanced version of an automated teller machine, designated the ATM-X and a POS terminal, designated POS-X. The software permits these devices to offer a full range of financial services not typically offered by ATMs and POS terminals, such as check cashing, electronic bill payment, phone cards issuance, event ticketing and Internet products and services. In partnership with ATM manufacturer Diebold, Inc., in March 2000, we completed installation of the first ATM-X pilot at three stores owned by Rent Way. The machines were removed when the stores were sold in 2002. In August 31, 2001, the first pilot POS-X terminal was deployed at Popular Cash Express. There can be no assurance that third-party manufacturers, such as Diebold, continue to provide the hardware needed for the ATM-X and POS-X machines or that they or we will be able to successfully market the system.

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

MAC Systems certified EMMA in February 2001 for ATM transaction processing. MAC, a division of Concord EFS, is a leading financial services firm, offering payment processing, transaction settlement, authorization, and funds transfer, and is one of the first transaction facilitators to build a network based on the TCP/IP protocol, the modern standard for data transmission over networks. Utilized by the Internet and built into most UNIX-based systems, TCP/IP is also recognized by a number of network operating systems that have their own protocols. EMMA was the first host-to-host financial transaction platform to utilize Concord’s new TCP/IP networks, theoretically giving Cash Tech access to every major ATM and POS card issuer in the world.

Our ATM-X™ and POS-X™ Terminals

We have developed the client software for an enhanced version of an automated teller machine, designated the ATM-X and a Point-of-Sale terminal, designated POS-X. The software permits these devices to offer a full range of financial services not typically offered by ATMs and POS terminals, such as check cashing, electronic bill payment, instant activated phone cards, event ticketing and Internet products and services. In partnership with ATM manufacturer Diebold, Inc., in March 2000, we completed installation of the first ATM-X pilot at three stores owned by Rent Way. The machines were removed when the stores were sold in 2002. In August 31, 2001, the first pilot POS-X terminal was deployed at Popular Cash Express.

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

The ATM-X machines are designed to take advantage of EMMA’s capabilities to expand access throughout the financial network. For example, the ATM-X machines will allow the user to cash her paycheck by inserting the paycheck into the machine, then instruct the system how to distribute the funds. The consumer will be able to purchase money orders, transfer money, scan her utility bill into the ATM-X machine and direct payment to third parties such as a utility provider. The ATM-X machines, combined with EMMA, will expand the extremely limited traditional ATM functions of accessing an account, dispersing funds and moving funds between bank accounts. These advanced functions will be available to customers who do not have bank accounts.

We do not intend to manufacture or distribute any ATM machines, including the ATM-X machines. The manufacturing, distribution and support of these specialized ATMs is performed by existing large ATM manufacturers such as Diebold and NCR.

Cash Technologies, Inc. operated a cash processing facility in Los Angeles, California, where it counted currency, which it purchased in bulk from Los Angeles Metropolitan Transit Authority at a small discount from face value. We then sorted, wrapped and resold the currency to various retail customers at face value plus a small fee or deposited it at face value at the Federal Reserve Bank for credit to our account. During the fiscal year ended May 31, 2003, Cash Technologies counted $1,978,465 and derived net revenues of $27,624 compared to $16,908,289 and $242,041, respectively for the fiscal year ended May 31, 2002. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted and will continue to result in a significant reduction in the Company’s gross revenue. As of September 1, 2003 the Company does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers. At this time the Company has elected to reflect this business as discontinued operations.

Cash Processing Security

Our operations are substantially dependent on maintaining the security of the currency transported to our facility and stored on our premises. Our currency processing facility is located in a secured building.

The physical security systems in place at our facility were rated “AA” (the same top rating maintained by most bank and armored car cash vaults) by Underwriters Laboratories, Inc., which rating was in effect until 2002, when we curtailed LACMTA cash processing. Although we believe that we have in place adequate security systems and procedures to safeguard our personal property, there can be no assurance that our systems and procedures will be sufficient to ensure against robbery, embezzlement or other losses.

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

The CoinBank machine calculates the gross value of each batch of coins placed into it by a customer, deducts a percentage of the gross batch total (typically 7 1/2% to 9%) and prints out a receipt for the net amount. The customer can bring the receipt to a teller window in a financial institution, or cashier in the case of a retail location, for deposit to a bank account or in exchange for currency or goods. The CoinBank machine is also capable of being linked to bank networks in order to permit customers to directly deposit funds to a bank account.

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

Sales and Marketing

E-Commerce Message Management Architecture (EMMA) Transaction Processing System

EMMA is envisioned to link global financial systems together for the first time. Using the existing worldwide ATM, POS, Internet and financial services infrastructure, we expect to provide consumers with direct access to every major method of commerce, including Internet commerce, from a single terminal or “e-appliance”. We envision producing revenues through the following methods: (1) transaction processing for third parties; (2) licensing EMMA to other financial services providers worldwide; and (3) advertising and the sale of transaction data. To date, no material revenue has been generated through the EMMA technology.

In June 2002 we formed a subsidiary named CT Holdings, LLC to develop, market and implement EMMA-based banking applications. CT Holdings, LLC will bring BONUS(TM), a suite of self-service electronic banking services, including automated check cashing, to the marketplace. The BONUS software allows automated check cashing at bank branches using advanced ATMs. Powered by our EMMA software, BONUS uses third party owned proprietary optical character recognition (OCR), biometric identification and a sophisticated risk analysis engine to establish a user’s identity and authorize checks. CT Holdings is being financed separately from Cash Technologies and initially received its first net proceeds of $368,000 from an existing Cash Technologies investor. Since that time the Company has received an additional $75,000. These shareholders own 13.35% while the Company owns 86.65% of CT Holdings, LLC.

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

Following the successful completion of the PCE pilot, on June 25, 2003 Cash Technologies, Inc. signed an agreement with PCE to install the MFS™ system on PCE’s mobile check-cashing trucks. Under the agreement, PCE is responsible for installation and hardware costs and a per-transaction fee to Cash Tech for each check processed. The agreement provides for the installation of the system in two phases. In the first phase, the 10 trucks generating the highest transaction volume will be installed. In the second phase, the remainder of PCE’s fleet of more than 50 check-cashing trucks in the Los Angeles area will be deployed. Deployment of the second phase is subject to PCE’s approval of phase one. As of August 31, 2003, the deployment was underway.

On August 19, 2003, the Company and A2iA Corp., a worldwide leading developer of natural handwriting and print technology (OCR, ICR, OMR) announced the integration of A2iA’s technology into the Company’s check-cashing products for the financial services industry. These products are able to rapidly capture and analyze transaction data from checks, reducing losses due to fraud and automating manual processes. Checks can be evaluated while the customer is still present or during back-office processing. A2iA CheckReader™ technology is incorporated into the EMMA risk analysis engine, which is found in our check-cashing products including MFS™ (Mobile Financial Services) and BONUS™ for banks. BONUS reduces fraud and improves customer service by offloading costly manual check transactions to a “smart” self-service ATM. The products have been installed into various financial services locations, including the PCE mobile check-cashing trucks in the greater Los Angeles area. Our system can recognize and analyze check data, identify a customer and provide a check approval in about 5 seconds, reducing losses and improving efficiency and record keeping. A2iA’s advanced text recognition technology is a key component of the EMMA risk analysis process, which quickly analyzes and credit-scores electronic check images to determine the probability of loss. The speed and accuracy of the EMMA system can permit cashiers to identify fraudulent and counterfeit checks while the customer is still present. This is significant for the industry since the majority of banks and financial services providers have little or no ability to detect check fraud, which costs the industry billions of dollars per year, at the point of presentment.

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

The Company has entered into an OEM arrangement to supply Diebold, Inc. with CoinBank machines for Diebold, Inc. to sell through its sales force. The first 33 machines under this relationship have been shipped. The Company believes that this relationship could result in significant revenues over the next 12-month period. The gross proceeds of these sales are approximately $236,104, although there can be no assurance of future sales. The Company also sold 9 other machines during this period to other customers for additional gross proceeds of $57,392.

On June 30, 2003, CoinBank Automations Handels Ges.m.b.H. (“CoinBank Europe”), an Austrian corporation and wholly owned subsidiary of Cash Technologies, Inc., signed an agreement with Cash Solutions Geldverarbeitungssysteme GmbH i.G. (“Cash Solutions”), an Austrian corporation, for Cash Solutions to exclusively distribute our CoinBank® self-service coin counting machines in Europe. Cash Solutions will supply the machines to NCR Corporation and others. NCR is one of the world’s largest banking equipment providers and will in turn market the machines to its bank customers in Europe directly and indirectly through its distributors.

The agreement requires that Cash Solutions purchase certain minimum quantities each year to maintain its exclusivity and allows for the parties to share in manufacturing cost reductions realized as production quantities increase from sales. The machines, engineered in the U.S. and Austria by Cash Tech and CoinBank Europe, are

manufactured under contract to CoinBank Europe by a prestigious European equipment maker that operates more than 500,000 square feet of ISO 2002 manufacturing facilities in Austria.

The European coin machine market has expanded dramatically since the introduction of euro coins in January 2001. All coins previously issued by the European Union countries have been replaced with euro coins, creating an enormous demand for new coin counting equipment that can efficiently sort and count the new denominations.

The CoinBank machine provides superior performance due to its proprietary technology. The machine determines a coin’s denomination by electronically measuring its metal content rather than by weight and size. The proprietary technology, key aspects of which were issued a U.S. patent in 2001 (worldwide patents are pending), outperforms competitive machines by separating out and returning all foreign debris and coins, improving reliability and accuracy. Through a sophisticated communications device, the machines also permit remote management, maintenance and software upgrades via telephone, the Internet or local area network (LAN). This allows a large network of machines to be efficiently managed by financial institutions or retailers. Importantly, the latest version of the CoinBank machine, to be marketed under the new Cash Solutions agreement, does an exceptional job processing euros, which are particularly difficult to count accurately due to slight variations in the metal alloys introduced by the many countries minting the new coins.

Competition

EMMA—Electronic Message Management Architecture Transaction Processing System

There is intense growth in the development and distribution of off-premise (non-bank) financial services, particularly on ATMs, Point-Of-Sale (POS) terminals, specialty kiosks and other devices, including cellular phones and wireless PDAs. Most of this equipment has a limited user interface, although recent equipment models have high-powered, graphical user interfaces. Many support peripherals for dispensing new financial products. While there are a number of companies who have developed transaction processing solutions for specific applications, such as check cashing, event or airline ticketing, prepaid phone cards, etc, we are not aware of any competitor that has our plan to provide “advanced function” transaction processing services as its core business. One company, 7-Eleven, Inc., has begun to deploy a check-cashing terminal into its convenience stores. These terminals are also capable of issuing money orders and transferring money. This product has similar functionality to our ATM-X, however the product is geared toward the retail market and not toward bank and mobile applications, as are our BONUS and MFS products. In addition, the 7-Eleven system does not offer features contained in our EMMA platform and, to our knowledge, 7-Eleven is not offering transaction processing services to outside companies or institutions, though there is no assurance that they will not do so in the future. Nevertheless, the 7-Eleven offering is an important factor competing for a similar consumer base and, in our opinion, validates the market demand for self-service financial products.

Coin Machines

While we are aware of nine self-service coin machine manufacturers in the world, we know of only one company, Coinstar, Inc., that has distributed an appreciable number of self-service coin counting machines to the U.S. retail industry. To our knowledge, unlike our approach, in which CoinBank machines are sold, Coinstar focuses its marketing efforts on installing “free placement” machines. They have installed a large number of machines throughout the United States, and in some cases; such installations are near where we have installed or may seek to sell CoinBank machines. There can be no assurance that potential purchasers of CoinBank machines will not prefer to employ this competitor’s “free placement” machines. Moreover, there can be no assurance that other companies are not developing or will not seek to develop functionally equivalent products or services for the disposal of large amounts of coins in the future. To our knowledge, all but two manufacturers are located in and serve primarily foreign markets, however some of these companies are attempting to enter the U.S. market. Other coin machine manufacturers may have substantially greater financial, personnel, marketing and other resources than

us. While we believe that our CoinBank machines contain patented and proprietary methods that make them the best choice for self-service retail use in the U.S., there are many companies in the coin processing industry that have the expertise and resources that may encourage them to develop and market products or services that compete with CoinBank machines or that would render CoinBank machines obsolete or less marketable. Moreover, potential customers may elect to establish their own facilities for counting and processing coins or utilize other methods, which they believe to be less costly or possess other advantages over CoinBank machines. There can be no assurance that we will be able to compete successfully.

Intellectual Property

Although we have received U.S. Patents with respect to our CoinBank machine and EMMA Platform, there can be no assurance that these patents will afford the Company any meaningful protection. Any or all claims of a patent can be invalidated even after its issuance through litigation and other administrative procedures. If the Company failed to adequately defend such attacks, one or more of our claims or our entire patent(s) could be invalidated and of no further value to the Company. We rely on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of certain software developed by it and used primarily in its cash processing operations (“Developed Software”). Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the Developed Software. Although we believe that the Developed Software and other software used in its operations does not infringe upon the rights of others, there can be no assurance that the Developed Software or such other software does not and will not infringe upon the patents or intellectual property rights of others. See “Risk Factors”—Litigation.

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

EMPLOYEES

As of May 31, 2003, we employed 15 employees and 3 contractors on a full-time basis, of which 2 were engaged in facilities and security, 1 was engaged in customer service and sales, 4 were engaged in accounting and administration and 11 were engaged in system support and development. None of the Company’s employees are subject to collective bargaining agreements. We believe that our relations with our employees are good. In addition, we utilize the services of two offshore technical development groups, totaling approximately 3 engineers, for some of its software development activities.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	our significant and immediate need for working capital;
•	market acceptance of our products;
•	technological restrictions upon development;
•	our limited marketing experience;
•	the uncertainty of product development, including our EMMA technology,
•	our dependence upon new technology,
•	our need for qualified management personnel; and
•	the effect of competition.

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

We have incurred losses since our inception. For the last two fiscal years ended May 31, 2003 and 2002, we sustained net losses of $4,048,345 and $3,852,351, respectively. At May 31, 2003 we had a working capital deficit of $12,653,698 compared to $8,509,738 for the fiscal year ended May 31, 2002. At August 18, 2003, we had a cash balance of approximately $175,000. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in dire need for capital to continue to operate. We have been dependent on the proceeds of our initial public offering in July 1998, and private placements of our securities since then of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund development of the EMMA technology, our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2003 and 2002, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. During the current fiscal year, we have continued to generate losses and will continue to incur losses for the foreseeable future.

We have generated limited revenues since our inception, and do not expect to generate significant revenues within the next fiscal year. For the fiscal year ended May 31, 2003 and the fiscal year ended May 31, 2002, we had net revenue of only $295,200 and $385,977, respectfully.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

For the fiscal years ended May 31, 2003 and 2002, we had outstanding liabilities of approximately $12,690,148 and $11,639,924 respectfully, which debts we are unable to repay. In the event that our plans or assumptions relating to our operations change or prove to be inaccurate or if the net proceeds of future private placements or other public offerings together with revenues generated from operations prove to be insufficient (due to, among other things, unanticipated expenses, increased competition, unfavorable general economic conditions, decreased demand for our products and services, inability to successfully market its products, or other unforeseen circumstances), we could be required to seek other alternatives. We currently require and expect over the next fiscal year to continue to need substantial additional capital in order to continue operations. There can be no assurance that additional financing from any source will be available to us when needed, on commercially reasonable terms, or at all. To the extent that we obtain additional financing through the issuance of additional equity securities, any such issuance may involve substantial dilution to our then-existing stockholders. Additionally, to the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed, will have a material adverse effect on us that could require us to significantly curtail or possibly cease our operations. As of May 31, 2003 we have notes outstanding of approximately $4,362,731 in principal and interest of which all are in default. In August, 2003, the Company proposed the conversion to equity of its $3.3 million in secured convertible debt to the noteholders, to be consummated in September, 2003. Under the terms of the agreement the conversion price of the notes will be reduced to $2.50 plus the exercise price of the warrants will also be reduced to $0.65 per share. As of August 25, noteholders representing approximately 27% of the total value of notes have converted to equity. Noteholders representing an additional 48% of the total value of notes have given non-binding written indications of their intent to convert on the terms proposed upon receipt of formal documentation. There can be no assurance that the remaining noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our patented technology,

We also owe $3,858,741 to G.E. Capital, which includes principal, financing fees and unpaid interest. In 2000, unable to pay G.E. Capital on the original terms, the Company entered into the first of several loan modifications with G.E., which have been paid as agreed. The current modification shall expire in March, 2004. There can be no assurance that G.E. Capital will not declare an event of default and demand immediate payment if we are unable to satisfy or renegotiate future requirements of their loan. The Company is currently negotiating with G.E. Capital to extend the principal only payments for another 6 months there can be no assurance though.

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

We currently are holding for sale approximately 260 CoinBank machines, which have a carrying value of approximately $862,090 at May 31, 2003. After reviewing the carrying value of these machines it was determined that an accounting impairment exists. For the fiscal year ended May 31, 2002 we had taken an impairment charge of $79,245 for the carrying value of our CoinBank machines. The impairment was taken due to low inventory turnover for the coin machines. In future periods, additional impairment may be taken based on future sales of coin machines. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. During the fiscal year ended May 31, 2003 we sold 35 of these machines for $246,229 and during the fiscal year ended May 31, 2002 we sold 19 of these machines for $130,355. We continue attempting to identify parties interested in acquiring the remaining units.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to shareholders in the event of liquidation.

We have previously granted security interests in all of our assets to various lenders, including the holders of the notes in the principal and interest amount of $4,362,731 issued in our placement, which was completed in January 2000, and liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997. The General Electric loan is secured by certain of our CoinBank machines. As of May 31, 2003, we were indebted to General Electric Capital Corporation in the amount of approximately $3,858,741 including interest. A technical default by us on our secured obligations could cause a secured creditor to declare our indebtedness due and foreclose on the assets securing the defaulted indebtedness. As a result of the existing liens, we are unable to further obtain credit by securing our assets. Further, as a result of the security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock.

We are dependent upon revenue generated through our Los Angeles County Metropolitan Transportation Authority and our current contract expired in June 2002.

A majority of our revenue for the last three fiscal years was derived from our agreement with the Los Angeles County Metropolitan Transportation Authority. During the fiscal year ended May 31, 2003, Cash Technologies counted $1,978,645 and derived net revenues of $27,624 compared to $16,908,289 and $242,041, respectively for the fiscal year ended May 31, 2002. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted and will continue to result in a significant reduction in the Company’s gross revenue. As of May 31, 2003 the Company does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers. At this time the Company has elected to reflect this business as discontinued operations.

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

The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted and will continue to result in a significant reduction in the Company’s gross revenue. As of May 31, 2003 the Company does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers. At this time the Company has elected to reflect this business as discontinued operations. We may not be able to lessen our dependence on a limited number of customers for a substantial portion of our revenue.

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

As of May 31, 2003, we had test-marketed only 4 EMMA-driven ATM-X/POS-X machines and have derived substantially no revenue from our EMMA based business. To date we have not installed a base of EMMA-driven ATM-X/POS-X machines or PrISM systems upon which we can base reliable predictions about the reliability or functionality of those technologies. Although such systems and machines have performed reliably to date at their current installations and in our laboratory, upon widespread commercial use they may not satisfactorily perform all of their intended functions or may not prove reliable in extensive utilization. Software and other technologies that are incorporated into our products are complex and may contain errors, which will only become apparent subsequent to widespread commercial use. Remedying such errors could require the expenditure of a substantial amount of money and could also result in significant delays in installing or selling our products, which could have a material adverse effect on us. We anticipate that we will continue to seek to upgrade and enhance both the hardware and software components of our products. Such upgrading and enhancement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs. Further, our EMMA systems may not satisfactorily perform all of its intended functions or will prove not to be reliable in extensive utilization.

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

To date, we have generally been dependent on processing coins and currency purchased directly from third parties (other than through CoinBank machines) to generate substantially all of our revenues. We intend to increase our current level of CoinBank marketing, but with an emphasis on marketing our EMMA based services. Expansion of our operations will be largely dependent upon our ability to successfully market and distribute EMMA-driven transaction processing services; hire and retain skilled technical, marketing and other personnel; establish and maintain satisfactory relationships with banks and retail businesses; and achieve significant market acceptance for the use of advanced function services. We may not be able to successfully implement our business plan and unanticipated expenses, problems or technical difficulties may occur which would result in material delays in its implementation. Our prospects could be adversely affected by a decline in the economic prospects of particular individual or commercial customers or segments of cash-intensive markets, which could result in reduction or deferral of requirements for coin processing services or the use of EMMA services by prospective customers. We may not be able to achieve significant market acceptance of advanced function transactions, achieve significant penetration in new geographic markets or successfully expand our operations.

Our new business line, Prism is an outgrowth of the events of September 11, 2001, and the newly recognized need for enhanced security and identification capabilities. These relatively new industries may be considered an emerging market. As such, no one has substantial sales in this market. There can be no assurance that we will be able to capitalize on the opportunities in this market, or that the perceived level of demand for these types of products will be as high as anticipated.

We may not successfully compete with our competitors.

We have only recently introduced our Prism line of business, which is based in part upon our EMMA Technology and is intended to consist of a suite of security products and provide professional services and custom development for specific security requirements. PrISM products use biometric and risk analysis technologies for critical security applications including physical security and high-risk financial transactions. There are other companies involved in this field of business, including Eyeticket Corporation, Viisage Technologies, Visionics Corporation and Identix, all of whom may be more established in the industry and may be better financed. There can be no assurance that we will be able to compete with these companies, or other entrants in the field

Changing industry trends may adversely effect our operations.

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

Although we have received U.S. Patents with respect to our EMMA Platform, there can be no assurance that these patents will afford us any meaningful protection. We intend to rely primarily on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of software developed by it and used primarily in its coin processing operations. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the software we have developed. Although we believe that our use of the software we developed and other software used in its operations does not infringe upon the rights of others, our use of the software we developed or such other software may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the software we developed or such other software or refrain from using such software. We may not have the necessary financial resources to defend any infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us. Moreover, if the software we developed or any other software or hardware used in our business is deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us. We received United States trademark registration for the “CoinBank” name in September 1997. Although we are not aware of any claims of infringement or other challenges to our rights to use this trademark, there can be no assurance that our marks do not or will not infringe upon the proprietary rights of others or that our marks would be upheld if challenged.

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

We are controlled by our management.

Mr. Korman and Mr. Miller, and their respective affiliates, beneficially own, in the aggregate, approximately 15.13% of our outstanding common stock. As a result, they are and will be in a position to act together to effectively control us, elect our directors, cause an increase in the authorized capital or the dissolution, merger or sale of our assets, and generally direct our affairs.

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

If our common stock were to be delisted from trading on the AMEX and the trading price of the common stock were to fall below $5.00 per share on the date the common stock was delisted, trading in such securities would also be subject to the requirements of certain rules promulgated under the Exchange Act. Our Common Stock has not been traded above $5.00 in over a year. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell our securities in the secondary market. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

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

Our Certificate of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock, from time to time, in one or more series. Our board of directors is authorized, without further approval of the stockholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock. The issuance of such stock could adversely affect the voting power of the holders of common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock. As of May 31, 2003, we have authorized the issuance of 119,000 shares of Series A Preferred Stock, 400,000 shares of Series B Preferred Stock, 480,769 shares of Series C Preferred Stock, 25 shares of Series D Preferred Stock, 72 shares of Series E Preferred Stock and 5 shares of Series F Preferred Stock.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real estate. We lease approximately 13,000 square feet of space at 1434 West 11th Street, Los Angeles, CA, which we use for our executive offices and coin processing facility from Prime Financial Partners, Ltd., an affiliate of Messrs. Korman and Miller. The lease agreement expired in September 2002 and we currently rent the facility on a month-to-month basis at a monthly rate of $5,618. We believe that our facilities are sufficient to accommodate our anticipated future requirements at the present time. See “Certain Relationships and Related Transactions.” As of May 31, 2003 we were $11,236 in arrears with our rent payments.

ITEM 3. LEGAL PROCEEDINGS

Shaw’s Supermarkets has filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw’s locations in New England on a free-placement basis since June, 1999 and had been negotiating a settlement and termination agreement with Shaw’s to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw’s is claiming damages in excess of $75,000, for contract termination fees and reimbursements. We believe that the amount owed is approximately $55,000 and have accrued for the liability. Furthermore, we have potential claims against Shaw’s for damages to the machines. Although we intend to vigorously defend the suit, we may not be successful in our defense.

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

Upon learning of this matter, we immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, we were granted a Temporary Restraining Order staying enforcement of the judgment. We contend that the Louisiana court had no jurisdiction over it and that we were never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister- state judgment. We also contend that Kane Corte’s allegations are without merit and that his desire to return the machines is a result of his failed business practices. The Company initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. In May 2003, the Louisiana Court decided in favor of the Company and vacated its previous judgment against us. The plaintiff, however, immediately refiled its lawsuit. The Company has entered into settlement negotiations and has reached a tentative settlement agreement involving the resale of the Plaintiff’s machines. There can be no assurance that the Company will be successful in completing the settlement arrangement satisfactorily.

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract. In September 2002, Cash Technologies, Inc. loaned McNeely and Willmon the amount of $79,999. Pursuant to the promissory notes the funds were due to be returned in December 2002. Despite repeated collection attempts, both McNeely and Willmon have refused to repay the funds. The Company is seeking an amount in excess of $79,999. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages. The next scheduled court hearing is in November, 2003. The Company believes that the cross complaint has no merit. The Company is confident that it will prevail in this matter, however there can be no assurance of a successful outcome.

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against the Company for $129,567.34 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. Subsequent settlement negotiations resulted in a tentative settlement agreement with KIS on July 7, 2003. Under the agreement the Company will inspect the CoinBank machine inventory held at the KIS location. If the

Company agrees to pay $20,000 down and $3000 per unit to KIS for shipping 5 machines, KIS will hold the remainder of the judgment for a period of six months. The Company also has a period of 60 days to pay the entire original balance of $77,851 and KIS will release the entire inventory. If the settlement agreement is not completed, it is likely that the Company will initiate legal action to set aside the judgment and take other appropriate measures. In such event the Company will incur substantial legal fees and there is no assurance that we would succeed in setting aside the judgment or prevailing in any subsequent litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to the shareholders during the fiscal year ended May 31, 2003. Also the Company has not had any meetings of shareholders during the last three calendar years. The Company anticipates holding a shareholders meeting within the next 3 to 6 months.

PART II

ITEM 5. Market of Common Equity and Related Stockholder Matters

The Company’s Common Stock commenced trading on the Nasdaq-SmallCap Market on July 9, 1998. The Company’s Common Stock was not traded in any public securities market prior to July 9, 1998. On April 3, 2000, the Company’s common stock commenced trading on the American Stock Exchange under the symbol, “TQ”.

The following is the range of closing bid prices for the Common Stock for the periods indicated below:

Year Ending May 31, 2003		High	Low
Q1	June 1—August 31	$1.500	$0.750
Q2	September 1—November 30	1.080	0.650
Q3	December 1—February 28	0.850	0.500
Q4	March 1—May 31	1.000	0.600

Year Ending May 31, 2002		High	Low
Q1	June 1—August 31	$2.100	$0.860
Q2	September 1—November 30	2.600	0.850
Q3	December 1—February 28	2.850	1.350
Q4	March 1—May 31	2.100	1.200

On September 1, 2003, the Company had a 52-week high and low closing price of $1.42 and $0.50, respectively.

Dividend Policy

The Company has never paid any dividends on the Common Stock and the Board of Directors does not intend to declare or pay any dividends on the Common Stock in the foreseeable future. The Board of Directors currently intends to retain all available earnings (if any) generated by the Company’s operations for the development and growth of its business. The declaration in the future of any cash or stock dividends on the Common Stock will be at the discretion of the Board and will depend upon a variety of factors, including the earnings, capital requirements and financial position of the Company and general economic conditions at the time in question. Moreover, the payment of cash dividends on the Common Stock in the future could be further limited or prohibited by the terms of financing agreements that may be entered into by the Company (e.g., a bank line of credit or an agreement relating to the issuance of other debt securities of the Company) or by the terms of any preferred stock that are or may be issued and outstanding. During the fiscal year ended May 31, 2003, the Company paid dividends on outstanding Series B Preferred Stock of $107,213 with 99,084 shares of the Company’s common stock. The Company also accrued dividends of $341,634 for all Preferred Stock outstanding and incurred deemed dividend expense of $450,914 in conjunction with beneficial conversion recognized on warrants issued in various equity placements.

Recent Sales of Unregistered Securities

In June 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 33,334 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. A deemed dividend benefit of $4,855 was recognized in conjunction with this placement.

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

During September 2002, shareholders converted 20,000 shares of Series B Redeemable Preferred Stock for 20,000 shares of the Company’s Common Stock.

During September, 2002, the Company received $100,000 from a Series D warrant holder to exercise 200,000 warrants into 200,000 shares of the Company’s common stock.

During October 2002, shareholders converted 10,500 of Series A Redeemable Preferred Stock for 10,500 shares of the Company’s Common Stock.

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

In the fiscal year ended May 31, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 307,428 shares of the Company’s Common Stock to five (5) shareholders. The Company received gross proceeds of $168,879 for a purchase price ranging from $0.50 to $0.60 per share. There were no warrants awarded in relation to this transaction.

During the fiscal year ended May 31, 2003, the Company received an additional $75,000 from 5 of its shareholders for an equity share in the Company’s subsidiary of CT Holdings, LLC. As of May 31, 2003 the Company has received $443,000 in net proceeds and the shareholders own 13.65% while the Company owns 86.35% of CT Holdings, LLC. The proceeds from this have been used to further develop the BONUS product for CT holdings, LLC as well as working capital for CT holdings, LLC and Cash Technologies, Inc.

In May 2003 we completed a private placement offering with one of our shareholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 100,000 shares of common stock. The note is convertible into our Common Stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $1.00 per share. The Company also reduced the exercise price of 8,000 Series C warrants owned by the shareholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2004. A deemed dividend expense of $25,331 was recognized in conjunction with the warrants offered in this placement.

In May 2003 we completed a private placement offering with one of our shareholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $20,750, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 30,000 shares of common stock. The note is convertible into our Common Stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $0.65 per share. The Company also reduced the exercise price of 45,000 Series B warrants owned by the shareholder from $4.50 to $0.65 per share which were exercised immediately for gross proceeds to the Company of $29,250. The note is due and payable on May 8, 2008. A deemed dividend expense of $25,901 was recognized in conjunction with the warrants offered in this placement.

On June 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities to a shareholder. The unit comprised of 100,000 shares of Common Stock. There were no warrants awarded in conjunction with this offering.

On June 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $25,000 of its securities to a shareholder. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 15,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

On June 12, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $75,000 of its securities to a shareholder. The unit comprised of (i) 150,000 shares of Common Stock and (ii); 75,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

In July, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 26 units at an aggregate of $10,000 of its securities to 7 shareholders. The unit comprised of (i) 15,385 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

On July 30, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities to a shareholder. The unit comprised of 76,924 shares of Common Stock. There were no warrants awarded in conjunction with this offering.

On September 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 5 units at an aggregate of $25,000 of its securities to 2 European shareholders. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 12,821 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cash Technologies, Inc., is a Delaware Corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to “us” or “we” refer to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation, incorporated in May 1994, which became a subsidiary of the Company in January 1996; CoinBank Automated Systems, Inc., a Delaware corporation, incorporated in November 1995; CoinBank Automation Handels GmbH, Salzburg, Austria incorporated in February, 1998; Cintelia Systems, Inc., incorporated in December, 2001 and CT Holdings, LLC incorporated in June 2002 of which the Company owns 86.35%.

The Company’s independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2003, which indicated a substantial doubt as to the ability of the Company to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant’s letter.

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to have a high level of operating expenses, we will continue to be required to make certain up-front expenditures in connection with our proposed CoinBank machine sales effort and development of EMMA transaction processing system. We anticipate that losses will continue for the foreseeable future. Our expenses have exceeded net revenues since inception. For the fiscal years ended May 31, 2003 and 2002, we sustained net losses of $4.025 million and $3.85 million, respectively.

Gross profit for the year ended May 31, 2003, was $74,439 or 25.22% of net revenues, as compared to a $125,797 or 32.6% of net revenues for the year ended May 31, 2002. The decrease in gross profit was primarily attributable to a decrease in currency processed.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of May 31, 2003, capitalized software costs amounted to $2,005,836. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $287,000 for the fiscal year ended May 31, 2003.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the fiscal year ended May 31, 2003, the Company amortized an additional $559,768 of capitalized software.

The current EMMA asset is currently valued at $2,005,836, which reflects the costs incurred by the Company in developing the asset, as well as the net realizable value estimated in management’s determination.

Management believes that its estimates reflect its ability, based upon management’s internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained commencing in the early half of 2004 calendar year, and will be obtained fully by the end of the calendar year 2006. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability of corporate entities to purchase software such as the EMMA software.

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

During the fiscal year ended May 31, 2003, our market analysis for self-service coin counting machines indicated that retailers were demanding higher profit margins from the operation of these devices than that was being offered through the “free-placement” business model. We concluded that its free-placement program should be supplanted by direct sales of these machines to retail store chains and removed substantially all of our free-placement machines from operation. We are marketing the machines to other equipment manufacturer “OEM” customers (manufacturers of cash handling equipment), companies with existing equipment distribution and service channels and directly to retailers and financial institutions. Although we will continue our direct sales approach with respect to our CoinBank machines, we intend to focus substantially all of its efforts and operations on the continued development and deployment of the EMMA technology.

Revenues generated from CoinBank machines accounted for approximately 83% of net revenues for the fiscal year ended May 31, 2003, compared to approximately 7% of net revenues generated from currency processing and 10% from EMMA related services. Although there can be no assurance, we anticipate that the revenue associated with processing fees derived from EMMA transaction processing system will become the primary source of our future revenues.

Fiscal Year Ended May 31, 2003, Compared to Fiscal Year Ended May 31, 2002

For the fiscal year ended May 31, 2003 net revenues fro continuing operations amounted to $267,576, as compared to $143,936 for the fiscal year ended May 31, 2002. The increase was directly attributable to the increase in the number of CoinBank machines sold.

Cost of revenues for the year ended May 31, 2003, was $193,632 compared to $112,077 in fiscal year 2002. The increase in direct costs was primarily the result of the increased costs associated with sale of CoinBank machines.

Gross profit for the year ended May 31, 2003, was $73,944, as compared to a $31,859 for the year ended May 31, 2002. The increase in gross profit was primarily attributable to an increase in the sale of CoinBank machines.

Selling, general and administrative expenses for the year ended May 31, 2003, increased to $2,487,714 compared to expenses of $2,175,559 for the fiscal year 2002. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Research and development expenses for the fiscal year ended May 31, 2003 amounted to $287,000 compared to $183,756 for the fiscal year ended May 31, 2002. The increase is largely due the fact that development expenses were capitalized up until December 2001.

Depreciation and amortization expenses increased to $584,731 during fiscal 2003 from $290,490 in fiscal 2002. The increase was primarily attributable to an increase in amortization expenses recognized during the 2003 fiscal year of $559,768 compared to $205,931 in 2002.

Interest expense for the fiscal years 2003 and 2002 was $767,616 and $1,230,522, respectively. The decrease was primarily attributable to decrease in interest recognized in relation to the deferment of the GE Capital notes payable.

As a result of the foregoing, net losses for the years ended May 31, 2003 and 2002 were $4,022,425 and $3,746,357, respectively.

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

Liquidity and Capital Resources

The Company’s capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At May 31, 2003, the Company had a working capital deficit of $12,653,698 compared to a working capital deficit of $8,509,738 for 2002. At August 18, 2003, the Company had a cash balance of approximately $175,000. The Company’s current monthly operating costs without any interest or principal payments on debt, amortization of warrants and depreciation expense; is approximately $150,000 per month. Since inception, the Company has satisfied its working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from stockholders of the Company. Furthermore, the Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will result in a significant reduction in the Company’s gross revenue in the future. As of September 1, 2003, the Company does not have any cash processing customers.

Net cash used in operating activities was $1,840,468 for the year ended May 31, 2003 as compared to net cash used in operating activities of $1,926,946 for the year ended May 31, 2002.

Net cash provided by investing activities was $2,876 for the fiscal year ended May 31, 2003, as compared to net cash used in investing activities of $425,751 for the fiscal year ended May 31, 2002. The dramatic decrease in net cash used in investing activities was primarily attributable to a decrease in capitalized software of $408,786.

Net cash provided by financing activities for the year ended May 31, 2003 was $1,419,762, as compared to net cash used of $2,772,402 for the year ended May 31, 2002. The amount of $1,419,762 primarily consists of proceeds from the sale of common stock of $968,879 and proceeds from short-term debt of $381,019.

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. On September 27, 2002 the Company entered into an agreement with GE to pay the total debt outstanding in twelve (12) monthly payments beginning October 15, 2002 of which the first eleven (11) consisting of interest only and the payment twelve (12) consisting of all outstanding principal, interest and fees. The Company agreed to (i) pay 9.5% per annum for the first six (6) payments (ii) pay 11.5% per annum for the last six (6) payments (iii) a minimum of 18% if the Company was to become in default (iv) 5% late fee if a payment is received ten (10) days after the payment date and (v) 90% of all gross proceeds received from the sale of presently owned CoinBank machines. Since 2000, the Company has entered into the first of several loan modifications with G.E. which have been paid as agreed and the current modification shall expire in March, 2004. As of May 31, 2003, we owed $3,858,741, which includes the principal, financing fees and unpaid interest. The Company is currently negotiating with G.E. Capital to extend the principal only payments for another 6 months there can be no assurance though.

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the $3.3 million in secured convertible debt to the noteholders, to be consummated in September, 2003. Under the terms of the agreement the conversion price of the notes will be reduced to $2.50 plus the exercise price of the warrants will also be reduced to $0.65 per share. As of August 25, 2003, noteholders representing approximately 27% of the total value of notes have converted to equity. Noteholders representing an additional 48% of the total value of notes have given non-binding written indications of their intent to convert on the terms proposed upon receipt of formal documentation (see Risk Factors).

In June 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 33,334 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. A deemed dividend benefit of $4,855 was recognized in conjunction with this placement.

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

During September 2002, shareholders converted 20,000 shares of Series B Redeemable Preferred Stock for 20,000 shares of the Company’s Common Stock.

During September, 2002, the Company received $100,000 from a Series D warrant holder to exercise 200,000 warrants into 200,000 shares of the Company’s common stock.

During October 2002, shareholders converted 10,500 of Series A Redeemable Preferred Stock for 10,500 shares of the Company’s Common Stock.

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

In the fiscal year ended May 31, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 307,428 shares of the Company’s Common Stock to five (5) shareholders. The Company received gross proceeds of $168,879 for a purchase price ranging from $0.50 to $0.60 per share. There were no warrants awarded in relation to this transaction.

During the fiscal year ended May 31, 2003, the Company received an additional $75,000 from 5 of its shareholders for an equity share in the Company’s subsidiary of CT Holdings, LLC. As of May 31, 2003 the Company has received $443,000 in net proceeds and the shareholders own 13.65% while the Company owns 86.35% of CT Holdings, LLC. The proceeds from this have been used to further develop the BONUS product for CT holdings, LLC as well as working capital for CT holdings, LLC and Cash Technologies, Inc.

In May 2003 we completed a private placement offering with one of our shareholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 100,000 shares of common stock. The note is convertible into our Common Stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $1.00 per share. The Company also reduced the exercise price of 8,000 Series C warrants owned by the shareholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2004. A deemed dividend expense of $25,331 was recognized in conjunction with the warrants offered in this placement.

In May 2003 we completed a private placement offering with one of our shareholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $20,750, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 30,000 shares of common stock. The note is convertible into our Common Stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $0.65 per share. The Company also reduced the exercise price of 45,000 Series B warrants owned by the shareholder from $4.50 to $0.65 per share which were converted immediately for gross proceeds to the Company of $29,250. The note is due and payable on May 8, 2008. A deemed dividend expense of $25,901 was recognized in conjunction with the warrants offered in this placement.

On June 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities to a shareholder. The unit comprised of 100,000 shares of Common Stock. There were no warrants awarded in conjunction with this offering.

On June 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $25,000 of its securities to a shareholder. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 15,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

On June 12, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $75,000 of its securities to a shareholder. The unit comprised of (i) 150,000 shares of Common Stock and (ii); 75,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

In July, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 26 units at an aggregate of $10,000 of its securities to 7 shareholders. The unit comprised of (i) 15,385 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

On July 30, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities to a shareholder. The unit comprised of 76,924 shares of Common Stock. There were no warrants awarded in conjunction with this offering.

On September 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 5 units at an aggregate of $25,000 of its securities to 2 European shareholders. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 12,821 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

CRITICAL ACCOUNTING POLICIES

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

The Company has designated its CoinBank machines and parts as being held for sale. CoinBank machines held for sale are recorded at the lower of the cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. During the fourth quarter of fiscal year 2002, management evaluated the estimated fair market value of these machines and subsequently recorded an impairment loss of $79,245. As of May 31, 2003, the carrying value of the CoinBank machines is $862,090.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued in June 2002, Statement of Financial Accounting Standards No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. SFAS 146 did not affect the Company’s financial statements and notes to financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123. SFAS 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. The Company continues to account for its stock options under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recognized in net income because the exercise price of all options granted was less than the market price of the underlying common stock on the grant date. Effective for interim periods beginning after December 15, 2002, SFAS 148 also requires disclosure of pro-forma results on a quarterly basis as if the company had applied the fair value recognition provisions of SFAS 123.

ITEM 7 CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Annual Report on Form 10-KSB. Based on their evaluation, our chief executive officer and controller have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them.

Additionally, in response to the passage of the Sarbanes-Oxley Act of 2002, our Board of directors and management have, among other actions, formed a Disclosure Committee comprised of various members of our management team. The Disclosure Committee will be charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures.

The Board of Directors adopted, effective, August 25, 2003 a Code of Ethics for its Chief Executive Officer and Chief Financial Officer, as well as a Code of Ethics for its employees. These Codes are intended to ensure compliance with rules and regulations, promote honest and ethical behavior and to prevent wrongdoing.

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

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

Cash Technologies, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Cash Technologies, Inc. and subsidiaries (the “Company”) as of May 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cash Technologies, Inc. and subsidiaries as of May 31, 2003 and 2002 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the consolidated financial statements, the Company has suffered significant recurring losses from operations and at May 31, 2003, had a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ VASQUEZ & Company LLP

Los Angeles, California

August 25, 2003.

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MAY 31, 2003	MAY 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,874	$419,704
Accounts receivable	2,484	38,276
Prepaid expenses and other current assets	4,057	—
Other receivable (net of allowance $21,000)	28,035	85,532

Total Current Assets	36,450	543,512

CoinBank machines held for sale (Note 1(j))	862,090	1,029,292
PROPERTY AND EQUIPMENT (net) (Note 2 )	29,051	56,890
CAPITALIZED SOFTWARE COSTS (Note 1(r))	2,005,836	2,565,605
DEFERRED FINANCE FEES (Note 3)	—	83,333
OTHER ASSETS	69,187	3,000

TOTAL ASSETS	$3,002,614	$4,281,632

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 3)	$4,371,527	$4,137,630
Due to Officers and Directors (Note 9)	121,085	75,000
Convertible debt (Note 4)	4,362,731	1,420,574
Equity Placement Liability	—	530,000
Due to Shareholders (Note 4)	70,750	—
Accounts payable	1,062,170	961,045
Accrued liabilities	1,493,209	954,745
Bank overdraft	197,800	197,800
Dividend payable	1,010,876	776,456

Total Current Liabilities	12,690,148	9,053,250

Long-Term Notes Payable (Note 3)		—
Long-Term Convertible Debt (Note 4)	—	2,586,674

TOTAL LIABILITIES	12,690,148	11,639,924

COMMITMENTS & CONTINGENCIES (Note 10)	—	—

MINORITY INTEREST	22,044	—

STOCKHOLDERS’ DEFICIENCY: (Note 6)

8% Cumulative Redeemable Preferred Stock, $0.01 par value; 1,000,000 shares authorized; 645,966 and 676,466 shares issued and outstanding at May 31, 2003 and 2002.	1,758,688	1,904,688

Common Stock, $0.01 par value, 20,000,000 shares authorized, 8,511,254 and 6,225,676 issued and outstanding at May 31, 2003 and 2002.	85,191	62,335

Additional Paid-In-Capital	22,753,598	20,140,847
Accumulated Deficit	(34,307,055)	(29,466,162)

Total stockholders’ deficiency	(9,709,578)	(7,358,292)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,002,614	$4,281,632

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR ENDED MAY 31,
	2003	2002
NET REVENUES	$267,576	$143,936
COST OF REVENUES	193,632	112,077

GROSS PROFIT (LOSS)	73,944	31,859
SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	2,487,714	2,175,559
RESEARCH AND DEVELOPMENT	287,000	183,756
IMPAIRMENT ON COIN MACHINES	—	79,245
DEPRECIATION & AMORTIZATION EXPENSE	584,731	290,490

OPERATING LOSS	(3,285,501)	(2,513,435)
INTEREST EXPENSE	767,616	1,230,522

LOSS BEFORE INCOME TAXES	(4,053,117)	(3,743,957)
INCOME TAXES	2,400	2,400
MINORITY INTEREST	33,092	—
NET LOSS—CONTINUING OPERATIONS	(4,022,425)	(3,746,357)
NET LOSS—DISCONTINUING OPERATIONS	(25,920)	(105,994)

TOTAL NET LOSS	$(4,048,345)	$(3,852,351)

Dividends & deemed dividends	$792,548	$1,669,912
Net loss allocable to common shareholders	$(4,840,893)	$(5,522,263)
Basic and diluted net loss per share—Continuing Operations	$(0.68)	$(1.25)
Basic and diluted net loss per share—Discontinuing Operations	$(0.00)	$(0.02)
Basic and diluted weighted average shares of common stock outstanding	7,121,257	4,327,103

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY)

Years ended May 31, 2002 and 2003

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount
Balance May 31, 2001	3,551,111	$35,488	950,144	$3,009,063	$15,463,960	$(23,943,901)	$(5,435,389)
Issuance of redeemable Preferred Stock	—	—	102	775,500	—	—	775,500
Beneficial conversions of Series warrants issued in conjunction with Preferred Stock issuance	—	—	—	—	367,717	(367,717)	—
Conversion from Preferred to Common Stock	1,369,610	13,697	(273,780)	(1,879,875)	1,866,178	—	—
Sale of Common Stock	1,021,639	10,316	—	—	1,324,684	—	1,335,000
Beneficial conversions of warrants issued in conjunction with sale of Common Stock	—	—	—	—	428,673	(428,673)	—
Common Stock payments to consultants	130,000	1,300	—	—	168,200	—	169,500
Beneficial conversions of warrants issued to consultants	—	—	—	—	41,643	(41,643)	—
Interest paid with shares of Common Stock	53,077	531	—	—	100,315	—	100,846
Dividends paid with shares of Common Stock	95,239	953	—	—	119,047	—	120,000
Warrant conversion	5,000	50	—	—	6,700	—	6,750
Warrant repricing	—	—	—	—	253,730	(253,730)	—
Dividends on Preferred Stock	—	—	—	—	—	(578,149)	(578,149)
Net loss	—	—	—	—	—	(3,852,351)	(3,852,351)
Balance May 31, 2002	6,225,676	$62,335	676,466	$1,904,688	$20,140,847	$(29,466,162)	$(7,358,292)

Common Stock payments to consultants	275,663	2,756	—	—	279,171	—	281,927
Beneficial conversions of warrants issued to consultants	—	—	—	—	50,291	(50,291)	—
Unit purchase—Common Stock	1,515,330	15,154	—	—	953,725	—	968,879
Beneficial conversion of warrants—unit purchase	—	—	—	—	329,217	(329,217)	—
Conversion from Preferred Stock to Common Stock	30,500	305	(30,500)	(146,000)	145,695	—	—
Warrant conversion to Common Stock	365,000	3,650	—	—	287,600	—	291,250
Beneficial conversion—repricing of noteholders warrants	—	—	—	—	20,174	(20,174)	—
Beneficial conversion of warrants—convertible notes	—	—	—	—	51,232	(51,232)	—
Subsidiary APIC	—	—	—	—	387,864	—	387,864
Dividends Paid With Common Stock	99,084	991	—	—	106,222	—	107,213
Dividends on Preferred Stock	—	—	—	—	—	(341,634)	(341,634)
Net Loss	—	—	—	—	—	(4,048,345)	(4,048,345)
Balance May 31, 2003	8,511,253	85,191	645,966	$1,758,688	22,752,038	(34,307,055)	(9,711,138)

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASHFLOWS

	FISCAL YEAR ENDED MAY 31
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(4,048,345)	$(3,852,351)
Adjustments to reconcile net loss to net cash used by
operating activities:
Minority interest	22,044	—
Amortization of discount on convertible debt	—	17,583
Amortization of capitalized software	559,768	205,931
Noncash deemed interest expense	83,333	545,291
Common Stock issued in exchange for legal services	—	—
Loss on collection of accounts receivable	—	22,992
Noncash compensation expense	281,927	169,500
Depreciation expense	24,963	101,872
Impairment of CoinBank machines held for sale	—	79,245
Changes in operating assets and liabilities:
Account receivable	94,849	(22,420)
CoinBank machines held for sale	167,202	88,246
Prepaid expenses and other current assets	(4,057)	52,500
Cash inventory	—	—
Other assets	(66,187)	1,629
Accounts payable	101,125	(8,084)
Accrued interest	404,446	660,246
Accrued expenses and other current liabilities	538,463	10,874

Net cash used in operating activities	(1,840,468)	(1,926,946)

INVESTING ACTIVITIES:
Purchase of property and equipment	2,876	(16,965)
Proceeds from sale of asset	—	—
Capitalized software	—	(408,786)

Net cash provided by (used in) investing activities	2,876	(425,751)

FINANCING ACTIVITIES:
Book overdraft	—	(3,060)
Proceeds from subsidiary	19,864	—
Proceeds from conversion of warrants	129,250	6,750
Proceeds from convertible debt	70,750
Proceeds from other equity placements	—	530,000
Repayments on long-term debt	—	(41,788)
Net proceeds from issuance of preferred stock	—	775,500
Proceeds from short-term debt	381,019	250,000
Repayments on short-term debt	(150,000)	(80,000)
Proceeds from sale of common stock	968,879	1,335,000

Net cash provided by financing activities	1,419,762	2,772,402

CHANGE IN CASH AND CASH EQUIVALENTS	(417,830)	419,704
Cash and Cash Equivalents, Beginning of Year	419,704	—

Cash and Cash Equivalents, End of Year	$1,874	$419,704

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$2,400	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Finance fees added to notes payable	$—	$250,000
Conversion of preferred stock into common stock	$146,000	$1,879,875
Issuance of common stock for services performed	$281,927	$169,500
Dividends declared on preferred stock	$341,634	$578,149
Dividends paid on preferred stock with common stock	$107,213	$120,000
Deemed dividend on warrants issued	$450,914	$—
Interest paid on preferred stock with common stock	$—	$100,846
Conversion of shareholder warrants	$291,250	$6,750
Repricing of noteholder warrants	$—	$253,730

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

(a)	“Going Concern”—The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has significant losses from operations and has used significant amounts of cash for operations during the last four years. As of May 31, 2003 and 2002, the Company has both working capital and net capital deficiencies. Operating losses and cash flow deficiencies have continued throughout 2003.

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

The Company plans to increase revenues and reduce costs in order to generate sufficient positive cash flow beginning in fourth quarter of fiscal year 2004. While the Company believes that its financing and revenue generation plans will be successful, no assurances can be given that the Company will be successful and that the Company will continue as a going concern.

(b)	Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Cash Technologies, Inc. (“CTI”), a Delaware corporation, and its wholly owned subsidiaries, National Cash Processors, Inc. (“NCP”), Cintelia, Inc, CT Holdings, LLC and CoinBank Automated Systems (“CAS”) together the “Company.” CoinBank Automation Handels GmbH, Salzburg, Austria (“CoinBank Europe” or “CBE”) was treated as a division of CoinBank Automated Systems during this period and was consolidated into CoinBank Automated Systems. All significant inter-company transactions and accounts have been eliminated in consolidation. CTI was incorporated in August 1995. In January 1996, certain affiliates of the Company exchanged their stock in NCP as part of a combination of entities under common control. CAS was incorporated in November 1995 Cintelia in December 2001 and CT Holdings, LLC in June 2002.

During the fiscal year ended May 31, 2003, the Company received an additional $75,000 from 5 of its shareholders for an equity share in the Company’s subsidiary of CT Holdings, LLC. As of May 31, 2003 the Company has received $443,000 in net proceeds and the shareholders own 13.65% while the Company owns 86.35% of CT Holdings, LLC. The proceeds from this have been used to further develop the BONUS product for CT holdings, LLC as well as working capital for CT holdings, LLC and Cash Technologies, Inc.

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

Approximately 49% and 63% of the Company’s net revenues were derived from one customer for the years ended May 31, 2003 and 2002, respectively. The Company has a firm fixed-price contract with Los Angeles County Metropolitan Transit Authority. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which may result in a significant reduction in the Company’s gross and net revenue in the future. As of May 31, 2003 the Company does not have any cash processing customers.

(d)	Revenue Recognition—The Company recognizes service fee income when coins and currency are processed. In certain instances, customers will remit funds to the Company in advance of the coin shipments to them. In certain instances, customers deposit coins before the Company makes payment.

(e)	Gross revenues—Include the value of currency processed and do not represent revenue under generally accepted accounting principles.

(f)	Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

(g)	Cash Equivalents—The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents.

(h)	CoinBank Machines Held for Sale—The Company has designated its CoinBank machines and parts as being held for sale. CoinBank machines held for sale are recorded at the lower of the cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. During the fourth quarter of fiscal year 2002, management evaluated the estimated fair market value of these machines and subsequently recorded an impairment loss of $79,245. As of May 31, 2003, the carrying value of the CoinBank machines is $862,090.

(i)	Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the related asset, ranging from 3 to 7 years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

(j)	Impairment of Long-Lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (un-discounted and without interest changes) from the use of an asset is less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

(k)

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

Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred income taxes.

(l)	Employee Stock Option—The Company adopted statement of financial accounting standard No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as of June 1, 1998, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock option is measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Also, in accordance with SFAS No. 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date on the value of the award and is recognized over the service period. The value of the stock–based award is determined using a pricing model whereby compensation cost in excess of the fair value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

(m)	Basic and Diluted Net Loss per Common Share—Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the respective periods. Statement of Financial Accounting Standards No. 128, “Earnings per Share” issued by the FASB is effective for financial statements with fiscal years and interim periods ending after December 15, 1997. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings, such as stock options, warrants or convertible debentures. Stock options and warrants outstanding during the periods presented were not included in diluted earnings per share since their effect would be anti-dilutive.

(n)	Fair Value of Financial Instruments—Financial instruments consist of accounts receivable and payable, which have a fair value approximating the book value due to their short-term nature; notes payable for which fair value approximates book value due to interest rates on long-term debt approximate current interest rates, and amounts due to stockholders have a fair value that cannot be determined due to the related-party nature of the transactions.

(o)	Concentration of Suppliers—The Company is dependent on third-party manufacturers for the production of the components incorporated into CoinBank machines and currently purchases substantially all of its requirements of specially designed or modified components from single source suppliers. The Company purchases certain of these components pursuant to open purchase orders placed from time to time in the ordinary course of business. Although the Company currently believes that alternative sources for these components are readily available, failure or delay by any manufacturer in providing components to the Company on commercially reasonable terms, or at all, in the absence of readily available alternative sources, could result in interruptions in the Company’s ability to continue its assembly and installations of CoinBank machines and have a material adverse effect on the Company’s operations.

(p)	Capitalized Software—The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of February 28, 2003, capitalized software costs amounted to $2,145,778. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized.

As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $287,000 for the fiscal year ended May 31, 2003.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the fiscal year ended May 31, 2003, the Company amortized an additional $559,768 of capitalized software.

The current EMMA asset is currently valued at $2,005,836, which reflects the costs incurred by the Company in developing the asset, as well as the net realizable value estimated in management’s determination. Management believes that its estimates reflect its ability, based upon management’s internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained commencing in the early half of 2004 calendar year, and will be obtained fully by the end of the calendar year 2006. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability of corporate entities to purchase software such as the EMMA software.

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

(q)

Discontinued Operations—A majority of our revenue for the last three fiscal years was derived from our agreement with the Los Angeles County Metropolitan Transportation Authority. During the fiscal year ended May 31, 2003, Cash Technologies counted $1,978,645 and derived net revenues of $27,624 compared to $16,908,289 and $242,041, respectively for the fiscal year ended May 31, 2002. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted and will continue to result in a significant reduction in the Company’s gross revenue. As of May 31, 2003 the Company does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers. At this time the Company has elected to reflect this business as discontinued operations.

(r)	Concentration of Credit Risk—Financial instruments that potentially subject the Company to a concentration of credit risk consists primarily of accounts receivable. The receivables are unsecured, and the Company performs ongoing credit evaluations of its customers. At May 31, 2003, the receivable from a major customer was $2,383.

(s)	Reclassification—Certain reclassifications have been made to the May 31, 2002 financial statements to conform to the May 31, 2003 presentation.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2003	2002
Machinery and equipment	$—	$17,842
Security systems	—	42,788
Furniture and fixtures	—	13,714
Computer equipment	159,491	245,182
Leasehold improvements	—	125,444
Other equipment …	32,135	82,136

Total Property and Equipment	$191,626	$527,106
Less accumulated depreciation	162,575	470,216

	$29,051	$56,890

The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted and will continue to result in a significant reduction in the Company’s gross revenue. As of September 1, 2003 the Company does not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers. At this time the Company has elected to reflect this business as discontinued operations. All of the fixed assets for this discontinued operations were either sold or salvaged in the fiscal year ended May 31, 2002.

3. NOTES PAYABLE

Loan	Bal. @ 6/01/02	Additions 6-1-02 to 5/31/03	Payments 6-1-02 to 5/31/03	Bal. @ 5/31/03
G.E Capital	3,288,465	—	—	3,288,465
GE Capital—Accrued Interest	521,313	308,000	(259,037)	570,276
Notes Payable—Kiosk	77,852	—		77,852
Notes Payable—MTA	150,000		(150,000)	—
Notes Payable—Europe	100,000	334,934		434,934

Total	4,137,630	642,934	(409,037)	4,371,527

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. On September 27, 2002 the Company entered into an agreement with GE to pay the total debt outstanding in twelve (12) monthly payments beginning October 15, 2002 of which the first eleven (11) consisting of interest only and the payment twelve (12) consisting of all outstanding principal, interest and fees. The Company agreed to (i) pay 9.5% per annum for the first six (6) payments (ii) pay 11.5% per annum for the last six (6) payments (iii) a minimum of 18% if the Company was to become in default (iv) 5% late fee if a payment is received ten (10) days after the payment date and (v) 90% of all gross proceeds received from the sale of presently owned CoinBank machines. As of May 31, 2003, we owed $3,858,741, which includes the principal, financing fees and unpaid interest. The Company is currently negotiating with G.E. Capital to extend the principal only payments for another 6 months there can be no assurance though.

On March 14, 2002, the Company obtained a loan of $150,000 from Continental Business Credit strictly for purposes of the Company’s cash processing operations. The loan was a short-term loan with an interest rate of 22%. In July of 2002 the principal balance on the loan was paid back in full.

In March 2001, the European division of CoinBank obtained a short-term line of credit of $100,000 to be used for working capital and development of the European version of the CoinBank machines. Furthermore, the bank as collateral is holding 50,000 shares of the Company’s common stock. The line was increased in the fiscal year ended May 31, 2003.

Enhancement work done on coin machines was converted into a note payable with the vendor. The loan matured on February 2001. The interest rate is at 10% and interest payments are made on a monthly basis. In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against the Company for $129,567.34 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Subsequent settlement negotiations have resulted in a tentative settlement agreement with KIS on July 7, 2003. If the settlement agreement is not completed, it is likely that the Company will initiate legal action to set aside the judgment and take other appropriate measures. In such event the Company will incur substantial legal fees and there is no assurance that we would succeed in setting aside the judgment or prevailing in any subsequent litigation. The Company is currently under default. (See Legal Proceedings).

4. CONVERTIBLE DEBT

Description		Additions	Adjustments
	Bal. @ 6/01/02	6-1-02 to 5/31/03	6-1-02 to 5/31/03	Bal. @ 5/31/03
Convertible Debt—Principal LT	2,586,674	—	1,075,000	3,661,674
Convertible Debt—Principal ST	1,075,000	—	(1,075,000)	—
Convertible Debt—Interest	353,574	347,483	—	701,057
Convertible Debt—Shareholders	—	70,750	—	70,750
Total	4,015,248	418,233	—	4,433,481

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. As of February 28, 2003 the Company had restructured $2,587,000 of the notes, representing thirty-five (35) of the forty-eight (48) noteholders, or approximately 77% of the total dollar amount of notes outstanding. As part of the restructuring process the Company reclassified $339,722 of interest accrued as part of the reissued notes. As of May 31, 2003 the Company has accrued an additional $661,009 in interest payable on the notes. The Company has recognized a deemed dividends expense of $273,904 in conjunction with this restructuring. In August, 2003, the Company proposed the conversion to equity of the $3.3 million in secured convertible debt to the noteholders, to be consummated in September, 2003. Under the terms of the agreement the conversion price of the notes will be reduced to $2.50 plus the exercise price of the warrants will also be reduced to $0.65 per share. As of August 25, 2003, noteholders representing approximately 27% of the total value of notes have converted to equity. Noteholders representing an additional 48% of the total value of notes have given non-binding written indications of their intent to convert on the terms proposed upon receipt of formal documentation. There can be no assurance we will be successful in converting or restructuring these remaining notes. (See Risk Factors).

In May 2003 we completed a private placement offering with one of our shareholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 100,000 shares of common stock. The note is convertible into our Common Stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $1.00 per share. The Company also reduced the exercise price of 8,000 Series C warrants owned by the shareholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2004. A deemed dividend expense of $25,331 was recognized in conjunction with the warrants offered in this placement.

In May 2003 we completed a private placement offering with one of our shareholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $20,750, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 30,000 shares of common stock. The note is convertible into our Common Stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $0.65 per share. The Company also reduced the exercise price of 45,000 Series B warrants owned by the shareholder from $4.50 to $0.65 per share which were converted immediately for gross proceeds to the Company of $29,250. The note is due and payable on May 8, 2008. A deemed dividend expense of $25,901 was recognized in conjunction with the warrants offered in this placement.

5. INCOME TAXES

As of May 31, 2003, the Company has available federal net operating loss (“NOL”) carry-forwards that approximate $25.9 million and may be applied against future taxable income through tax year 2023. State NOL carry-forward is approximately $10.9 million and expire through tax year 2009. Since management can not determine if it is more likely than not that the deferred tax asset will be realized, a 100% valuation reserve has been set up to entirely offset the deferred tax asset of $9.8 million. The utilization of NOLs may be limited in the future if significant changes in stock ownership occur. Temporary differences other than the NOL are not material. The current tax expense is due to payment of minimum state taxes.

In September 2002 a California assembly bill temporarily suspended NOL deduction for the 2002 and 2003 taxable years. The carryover period for suspended losses is extended by two years for losses incurred before January 1, 2002 and by one year for losses incurred after January 1, 2002, and before January 1, 2003. After the suspension period, the Net Operating Loss deduction will be allowed at 100%.

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

During the fiscal year ended May 31, 2000, the Company issued 31,159 shares of common stock in conjunction with the exercise of stock options by its employees. In order to effect a cashless transaction, an additional 58,059 incentive stock options were forfeited. These shares of common stock are restricted for a period of one year from the date of exercise. This cashless transaction resulted in a charge to non-cash compensation of $317,159. In January of 2000, certain employees of the Company and the Company rescinded the exercise of their options and returned shares of common stock, which they had received in conjunction with the employee’s exercise of stock options and the stock were part of the Company’s 1996 Employee Stock Option Plan. A total of 29,839 shares of common stock were rescinded. Furthermore, all options related with this transaction were cancelled.

In January 2000, the Company issued 336,200 Stock Purchase Warrants at an exercise price of $13.00 in connection with the convertible debt offering. In December 2001, as part of the note restructuring process the Company issued 228,700 replacement warrants at exercise prices ranging from $1.35 to $4.50, as well as an additional 228,700 warrants at the same exercise prices. (See Note 4)

In October 2000, the Company completed a private placement of $2,000,000 of units comprised of Series B 8% Preferred Stock (“Series B Stock”) and Series C Warrants. Each unit had a purchase price of $100,000 and is comprised of 20,000 shares of Series B Stock and 4,000 Series C Warrants. The Series B Stock has annual dividends payable at 8% per year, payable in cash or Common Stock at the option of the Company. The Series B

Stock is convertible into shares of Common Stock, at anytime at the option of the holder, at the liquidation price divided by the lesser of: (i) $5.50 per share; or (ii) the average closing price for the Company’s Common Stock for the five (5) trading days ending on the trading day prior to the date of the conversion notice; provided, however, in no event will the conversion rate be less than $2.50 per share. The liquidation price is $5.00 per share. By way of example, for each $100,000 unit, an investor would be entitled to approximately 18,181 shares of Common Stock upon conversion of Series B Stock. The Series C Warrants have an exercise price of $2.00 per share. The Company recorded deemed dividends of $436,840 and paid $150,000 in commission in conjunction with this offering.

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

In December 2001, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company completed a private placement of its securities. The Company sold nine (9) units for gross proceeds of $225,000. Each unit was comprised of 20,000 shares of common stock and warrants to purchase 20,000 shares of common stock. Ten thousand (10,000) warrants are initially exercisable to purchase one warrant share each at an initial exercise price of $1.50, five thousand (5,000) warrants at $2.50 and five thousand (5,000) warrants at $4.75. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $178,724 recognized in conjunction with the warrants issued in this offering.

In December 2001, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company completed a private placement of its securities. The Company sold eight (8) units for gross proceeds of $200,000. The Company issued 106,383 shares of common stock and 50,000 stock purchase warrants. The warrants are initially exercisable to purchase one Common Stock share each at an initial exercise price of $1.88. Furthermore, during the quarter ended February 28, 2002, there was a deemed dividend expense of $53,012 recognized in conjunction with the warrants issued in this offering.

In February 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 3 units at an aggregate of $75,000 of its securities to 2 foreign investors. Each unit comprised of (i)

16,667 shares of Common Stock and; (ii) 2,500 common stock purchase warrants. The warrants have an exercise price of $1.70 per share and are exercisable for five years. During the quarter ended February 28, 2002, there was a deemed dividend expense of $4,096 recognized in conjunction with the warrants issued in this offering. The proceeds of the transactions were used to pay certain debts, including payroll obligations, of our Austrian subsidiary.

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

In March 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 25,000 shares of Common Stock and; (ii) 5,000 common stock purchase warrants. The warrants have an exercise price of $1.70 per share and are exercisable for five years. A deemed dividend gain of $9,409 was recognized in relation to this offering.

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

In June 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities to 1 foreign investor. Each unit comprised of (i) 33,334 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. A deemed dividend benefit of $4,374 was recognized in conjunction with this placement.

In June 2002, the Company issued 60,400 shares of the Company’s common stock and 50,400 common stock warrants with an exercise price of $2.00 and a five (5) year life to a consultant in lieu of cash payment. The Company recorded a compensation expense charge of $90,600 as well as a beneficial conversion feature of $49,230.

In June 2002, the Company issued 55,000 shares of the Company’s common stock to one of its developers in lieu of cash payment for services rendered. The shares of common stock were valued at $1.36 per share.

During September 2002, shareholders converted 20,000 shares of Series B Redeemable Preferred Stock for 20,000 shares of the Company’s Common Stock.

During September, 2002, the Company received $100,000 from a Series D warrant holder to exercise 200,000 warrants into 200,000 shares of the Company’s common stock.

During October 2002, shareholders converted 10,500 of Series A Redeemable Preferred Stock for 10,500 shares of the Company’s Common Stock.

In October 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $250,000 of its securities to a shareholder. The unit comprised of (i) 312,500 shares of Common Stock and (ii); 150,000 common stock purchase warrants. The warrants have an exercise price of $0.95 per share and are exercisable for five years. A deemed dividend expense of $21,300 was recognized in conjunction with this placement.

On February 28, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $200,000 of its securities to a shareholder. The unit comprised of (i) 344,828 shares of Common Stock and (ii); 195,172 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. Also on February 28, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $300,000 of its securities to a shareholder. The unit comprised of (i) 517,241 shares of Common Stock and (ii); 292,759 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $260,708 was recognized in conjunction with both of these placements.

In the fiscal year ended May 31, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 307,428 shares of the Company’s Common Stock to five (5) shareholders. The Company received gross proceeds of $168,879 for a purchase price ranging from $0.50 to $0.60 per share. There were no warrants awarded in relation to this transaction.

During the fiscal year ended may 31, 2003, the Company received an additional $75,000 from 5 of its shareholders for an equity share in the Company’s subsidiary of CT Holdings, LLC. As of May 31, 2003 the Company has received $443,000 in net proceeds and the shareholders own 13.65% while the Company owns 86.35% of CT Holdings, LLC. The proceeds from this have been used to further develop the BONUS product for CT holdings, LLC as well as working capital for CT holdings, LLC and Cash Technologies, Inc.

In May 2003 we completed a private placement offering with one of our shareholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 100,000 shares of common stock. The note is convertible into our Common Stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $1.00 per share. The Company also reduced the exercise price of 8,000 Series C warrants owned by the shareholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2004. A deemed dividend expense of $25,331 was recognized in conjunction with the warrants offered in this placement.

In May 2003 we completed a private placement offering with one of our shareholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $20,750, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 30,000 shares of common stock. The note is convertible into our Common Stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $0.65 per share. The Company also reduced the exercise price of 45,000 Series B warrants owned by the shareholder from $4.50 to $0.65 per share which were converted immediately for gross proceeds to the Company of $29,250. The note is due and payable on May 8, 2008. A deemed dividend expense of $25,901 was recognized in conjunction with the warrants offered in this placement.

On June 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities to a shareholder. The unit comprised of 100,000 shares of Common Stock. There were no warrants awarded in conjunction with this offering.

On June 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $25,000 of its securities to a shareholder. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 15,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

On June 12, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $75,000 of its securities to a shareholder. The unit comprised of (i) 150,000 shares of Common Stock and (ii); 75,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

In July, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 26 units at an aggregate of $10,000 of its securities to 7 shareholders. The unit comprised of (i) 15,385 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

On July 30, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities to a shareholder. The unit comprised of 76,924 shares of Common Stock. There were no warrants awarded in conjunction with this offering.

On September 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 5 units at an aggregate of $25,000 of its securities to 2 European shareholders. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 12,821 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

7. STOCK OPTION PLAN AND WARRANTS

The Company adopted a 1996 stock option plan (the “Option Plan”). As of May 31, 2001, a total of 775,887 shares of the Company’s common stock have been reserved for issuance under the Option Plan. As of May 31, 2003, the Company had 393,780 of such options outstanding. The Board of Directors administers the Option Plan, or a committee appointed by the Board of Directors, which determine the recipients and term of the awards granted (Item 10. “Stock Options”).

In addition to the above mentioned stock options, in July 1998, in conjunction with the Company’s initial public offering certain debt holders were granted options/warrants in exchange for note repayments.

The Company has granted the following options/warrants to purchase common stock as of May 31, 2003.

	Number of Options/Warrants	Weighted Average Price $/Sh
Options Outstanding—June 1, 2002	2,016,329	$8.53
Employee Stock Options
Granted	161,830	$7.00
Expired	—	—
Exercised	—	—
Shareholder Warrants
Granted	1,690,300	3.33
Expired	393,830	8.52
Exercised	5,000	1.35

Options/Warrants outstanding—May 31, 2002	3,887,992	$5.06

Employee Stock Options
Granted	—	—
Expired	373,649	5.38
Exercised	—	—
Shareholder Warrants
Granted	1,433,129	2.65
Expired	—	—
Exercised	370,000	0.81

Options/Warrants outstanding—May 31, 2003	4,517,472	$4.49

Stock Based Compensation

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123, the Company’s net loss and loss per share for the years ended May 31, 2003 and 2002, would have been increased to the pro forma amounts presented below:

	2003	2002
Net Loss
As Reported	$(4,048,345)	$(3,852,351)
Pro Forma	$(4,532,358)	$(4,088,957)
Basic and Diluted Loss Per Common Share
As Reported	(1.58)	(1.28)
Pro Forma	(0.64)	(0.94)

For the fiscal year ended May 31, 2003, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1998-2003, expected life of the option is 5 years, expected volatility of 52%, risk free interest rate of 2.58% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $5.38 per option.

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

Exercise Price Per Share	Outstanding Weighted Average			Exercisable Weighted Average
	Shares	Life	Exercise Price	Shares	Exercise Price
$ 0.01	117,118	3.75	$0.01	117,118	$0.01
$ 0.25	8,000	1.25	$0.25	8,000	$0.25
$ 0.50	252,231	2.25	$0.50	252,231	$0.50
$ 0.65	30,000	5.00	$0.65	30,000	$0.65
$ 0.95	150,000	4.25	$0.95	150,000	$0.95
$ 1.00	587,931	4.75	$1.00	587,931	$1.00
$ 1.20	20,000	4.00	$1.20	20,000	$1.20
$ 1.36	50,000	3.75	$1.36	50,000	$1.36
$ 1.46	100,000	3.75	$1.46	100,000	$1.46
$ 1.50	280,000	3.75	$1.50	280,000	$1.50
$ 1.70	7,500	3.75	$1.70	7,500	$1.70
$ 1.88	50,000	3.75	$1.88	50,000	$1.88
$ 2.00	195,300	3.50	$2.00	195,300	$2.00
$ 2.12	50,000	1.50	$2.12	33,667	$2.12
$ 2.50	114,000	3.50	$2.50	114,000	$2.50
$ 3.50	290,000	0.25	$3.50	290,000	$3.50
$ 4.50	424,900	1.00	$4.50	424,900	$4.50
$ 4.75	45,000	1.00	$4.75	45,000	$4.75
$ 5.00	222,250	1.00	$5.00	219,583	$5.00
$ 6.00	24,000	0.25	$6.00	24,000	$6.00
$ 6.30	50,000	1.50	$6.30	50,000	$6.30
$ 7.00	476,830	0.25	$7.00	476,830	$7.00
$ 8.00	350,000	1.50	$8.00	350,000	$8.00
$10.38	280,500	0.50	$10.38	280,500	$10.38
$10.75	100	0.50	$10.75	100	$10.75
$11.31	100,000	2.75	$11.31	100,000	$11.31
$11.55	74,250	2.75	$11.55	74,250	$11.55
$12.00	59,062	2.50	$12.00	59,062	$12.00
$12.25	6,000	2.75	$12.25	6,000	$12.25
$12.94	25,000	2.75	$12.94	25,000	$12.94
$13.00	77,500	2.75	$13.00	77,500	$13.00

Total Options/Warrants Outstanding	4,517,472	$4.49		4,498,472	$4.50

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

Information on the Company’s business segments for the fiscal years ended May 31,

	2003	2002
Net Revenues and Sales:
Coinbank machines	246,229	133,936
EMMA	21,347	10,000

	267,576	143,936

Interest expense
Coinbank machines	9,943	9,593
EMMA	—	—
Unallocated	757,673	1,220,929

	767,616	1,230,522

Depreciation & Amortization
Coinbank machines	19,426	34,455
EMMA	559,768	205,931
Unallocated	5,537	50,104

	584,731	290,490

Segment profit (loss)
Coinbank machines	(264,762)	(875,526)
EMMA	—	—
Unallocated	(3,757,663)	(2,870,831)

	(4,022,425)	(3,746,357)

Net identifiable assets:
Coinbank machines	912,268	1,077,667
EMMA	2,005,836	2,565,605
Unallocated	84,510	638,360

	3,002,614	4,281,632

9. RELATED PARTY TRANSACTIONS

Loan	Bal. @ 6/01/02	Additions 6-1-02 to 5/31/03	Payments 6-1-02 to 5/31/03	Bal. @ 5/31/03
Notes—Shareholders	75,000	98,449	(52,364)	121,085

Total	75,000	98,449	(52,364)	121,085

On April 4, 2001, the Company obtained loan of $75,000 from Transtech GBM, Inc. Robert Fagenson who is on the Company’s Board of Directors is the Chief Executive Officer of Transtech GBM, Inc. The loan bears an interest rate of 10% annually and the Company has issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 had been recorded in 2001 in conjunction with the warrants. The company has accrued interest expense of $16,250 in conjunction with this loan. On March 28, 2003, the Board of Directors approved that in lieu of repayment of the $75,000 loan from Mr. Fagenson to the Company, Mr. Fagenson shall be issued 117,188 warrants exercisable at $0.01 per share with a term of 7 years. Any of such warrants can be redeemed at any time for a cash payment from the Company of $0.65 per warrant share.

The Company obtained loans of $68,000 in the fiscal year ended May 31, 2002 and $342,700 during the fiscal year ended May 31, 2003 from Bruce Korman who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans were short-term loans and as of May 31, 2003 $46,085 are outstanding to Mr. Korman.

On September 12, 1997, the Company entered into a commercial single tenant lease agreement with a related party. The landlord is an affiliate of Bruce Korman and Rich Miller, both are officers and/or directors of the Company. The new lease became effective on September 13, 1997 and expired on September 13, 2002. Although the lease agreement expired in September 2002 we continue to rent the facility on a month-to-month basis. The annual rent is $67,416. Rent expense is recognized using the effective rent method over the life of the lease. The lease contains rent escalations and certain rent abatements. There is a provision for a 60-month renewal option. The lease requires the payment of costs such as insurance and other operating costs in addition to minimum rentals. As of May 31, 2003 the Company was $50,753 in arrears under its lease obligations.

10. COMMITMENTS AND CONTINGENCIES

The Company is committed under non-cancelable facility lease agreements, which expires on September 2002 in the amount of $67,416. Rent expense was $67,416 and $67,416 for the fiscal years ended May 31, 2003 and 2002, respectively.

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

Shaw’s Supermarkets has filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw’s locations in New England on a free-placement basis since June, 1999 and had been negotiating a settlement and termination agreement with Shaw’s to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw’s is claiming damages in excess of $75,000, for contract termination fees and reimbursements. We believe that the amount owed is approximately $55,000 and have accrued for the liability. Furthermore, we have potential claims against Shaw’s for damages to the machines. Although we intend to vigorously defend the suit, we may not be successful in our defense.

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

Upon learning of this matter, we immediately initiated legal actions in Louisiana and California. At a hearing in the Louisiana court, we were granted a Temporary Restraining Order staying enforcement of the judgment. We contend that the Louisiana court had no jurisdiction over it and that we were never properly served with either the original Louisiana lawsuit, the judgment issued by the Louisiana court or the California sister- state judgment. We also contend that Kane Corte’s allegations are without merit and that his desire to return the machines is a result of his failed business practices. The Company initiated legal action in both Louisiana and California seeking to set aside both judgments and to cause the matter, including the issue of jurisdiction, to be heard on its merits by the Louisiana court. In May 2003, the Louisiana Court decided in favor of the Company and vacated its previous judgment against us. The plaintiff, however, immediately refiled its lawsuit. The Company has entered into settlement negotiations and has reached a tentative settlement agreement involving the resale of the Plaintiff’s machines. There can be no assurance that the Company will be successful in completing the settlement arrangement satisfactorily.

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract. In September 2002, Cash Technologies, Inc. loaned McNeely and Willmon the amount of $79,999. Pursuant to the promissory notes the funds were due to be returned in December 2002. Despite repeated collection attempts, both McNeely and Willmon have refused to repay the funds. The Company is seeking an amount in excess of $79,999. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages. The next scheduled court hearing is in November, 2003. The Company believes that the cross complaint has no merit. The Company is confident that it will prevail in this matter, however there can be no assurance of a successful outcome.

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against the Company for $129,567.34 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. Subsequent settlement negotiations resulted in a tentative settlement agreement with KIS on July 7, 2003. Under the agreement the Company will inspect the CoinBank machine inventory held at the KIS location. If the Company agrees to pay $20,000 down and $3000 per unit to KIS for shipping 5 machines, KIS will hold the remainder of the judgment for a period of six months. The Company also has a period of 60 days to pay the entire original balance of $77,851 and KIS will release the entire inventory. If the settlement agreement is not completed, it is likely that the Company will initiate legal action to set aside the judgment and take other appropriate measures. In such event the Company will incur substantial legal fees and there is no assurance that we would succeed in setting aside the judgment or prevailing in any subsequent litigation.

11. MINORITY INTEREST

During the fiscal year ended May 31, 2003, the Company received an additional $75,000 from 5 of its shareholders for an equity share in the Company’s subsidiary of CT Holdings, LLC. As of May 31, 2003 the Company has received $443,000 in net proceeds and the shareholders own 13.65% while the Company owns 86.35% of CT Holdings, LLC. The proceeds from this have been used to further develop the BONUS product for CT holdings, LLC as well as working capital for CT holdings, LLC and Cash Technologies, Inc. During the fiscal year ended May 31, 2003 the Company has allocated $33,092 of losses in CT Holdings, LLC to minority interest and there is an asset on the balance sheet in the amount of $22,044, representing 13.65% owned by the minority shareholders.

	FISCAL YEAR ENDED MAY 31,
	2003	2002
NET REVENUES	$27,624	$242,041
COST OF REVENUES	27,129	148,103

GROSS PROFIT (LOSS)	495	93,938
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	26,415	184,805
DEPRECIATION & AMORTIZATION EXPENSE	—	13,835

OPERATING LOSS	(25,920)	(104,702)
INTEREST EXPENSE	—	1,292

LOSS BEFORE INCOME TAXES	(25,920)	(105,994)
INCOME TAXES	—	—

NET LOSS - DISCONTINUING OPERATIONS	$(25,920)	$(105,994)

12. SUBSEQUENT EVENTS

On June 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities to a shareholder. The unit comprised of 100,000 shares of Common Stock. There were no warrants awarded in conjunction with this offering.

On June 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $25,000 of its securities to a shareholder. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 15,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

On June 12, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $75,000 of its securities to a shareholder. The unit comprised of (i) 150,000 shares of Common Stock and (ii); 75,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

The agreement requires that Cash Solutions purchase certain minimum quantities each year to maintain its exclusivity and allows for the parties to share in manufacturing cost reductions realized as production quantities increase from sales. The machines, engineered in the U.S. and Austria by Cash Tech and CoinBank Europe, are manufactured under contract to CoinBank Europe by a prestigious European equipment maker that operates more than 500,000 square feet of ISO 2002 manufacturing facilities in Austria.

The European coin machine market has expanded dramatically since the introduction of euro coins in January 2001. All coins previously issued by the European Union countries have been replaced with euro coins, creating an enormous demand for new coin counting equipment that can efficiently sort and count the new denominations.

On July 7, 2003 the Company reached a tentative agreement with Kiosk Information Systems, Inc. (“KIS”), an entity the Company is in litigation with. Under the agreement the Company will inspect the CoinBank machine inventory held at the KIS location. If the Company agrees to pay $20,000 down and $3000 per unit to KIS for shipping 5 machines, KIS will hold the remainder of the judgment for a period of six months. The Company also has a period of 60 days to pay the entire original balance of $77,851 and KIS will release the entire inventory. If the settlement agreement is not completed, it is likely that the Company will initiate legal action to set aside the judgment and take other appropriate measures. In such event the Company will incur substantial legal fees and there is no assurance that we would succeed in setting aside the judgment or prevailing in any subsequent litigation.

In July, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 26 units at an aggregate of $10,000 of its securities to 7 shareholders. The unit comprised of (i) 15,385 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

On July 30, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities to a shareholder. The unit comprised of 76,924 shares of Common Stock. There were no warrants awarded in conjunction with this offering.

In August, 2003, the Company proposed the conversion to equity of the $3.3 million in secured convertible debt to the noteholders, to be consummated in September, 2003. Under the terms of the agreement the conversion price of the notes will be reduced to $2.50 plus the exercise price of the warrants will also be reduced to $0.65 per share. As of August 25, 2003, noteholders representing approximately 27% of the total value of notes have converted to equity. Noteholders representing an additional 48% of the total value of notes have given non-binding written indications of their intent to convert on the terms proposed upon receipt of formal documentation. There can be no assurance we will be successful in converting or restructuring these remaining notes.

for the industry since the majority of banks and financial services providers have little or no ability to detect check fraud, which costs the industry billions of dollars per year, at the point of presentment.

On September 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 5 units at an aggregate of $25,000 of its securities to 2 European shareholders. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 12,821 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in the Company’s independent accountants or disagreements with the Company’s independent accountants in the last two fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Annual Report on Form 10-K. Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-K has been made known to them.

Changes in Internal Controls

The Board of Directors adopted, effective, August 25, 2003 a Code of Ethics for its Chief Executive Officer and Chief Financial Officer, as well as a Code of Ethics for its employees. These Codes are intended to ensure compliance with rules and regulations, promote honest and ethical behavior and to prevent wrongdoing.

Additionally, the Board, in response to the passage of the Sarbanes-Oxley Act of 2002, among other actions, formed a Disclosure Committee comprised of various members of our management team. The Disclosure Committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures. Other than as described above, there have been no significant changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Name	Age	Position
Bruce R. Korman	44	President, Chief Executive Officer and Chairman of the Board
Edmund King	39	Chief Financial Officer/Secretary
Richard Miller	51	Director
Robert B. Fagenson	51	Director
David Grano	41	Director
Kevin Walls	40	Director

Bruce Korman has been President, Chief Executive Officer and Chairman of the Board of Directors of the Company since its inception, and has served in the same capacities at National Cash Processors, Inc. (“NCP”) and CoinBank Automated Systems, Inc. (“CAS”), the Company’s wholly-owned subsidiaries, since their respective inceptions. Since 1984, Mr. Korman has been a principal and general partner in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

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

Compensation of Directors, Committees of the Board and Board Meetings.

Directors do not receive cash compensation for serving on the board of directors. We reimburse directors who are not our employees the costs of attending meetings. Directors who are employees are not entitled to any additional compensation as such. All non-employee directors are eligible to participate in the Non-Executive Director Stock Option Plan, which was approved by the board of directors in August 1998 and by our shareholders in June 1999. Under the Non-Executive Director Plan each non-employee director received 30,000 options upon joining the board of directors. The options vest as follows: 10,000 options vest upon the date of joining the board; 10,000 options vest on the first anniversary date; and 10,000 options vest on the director’s second anniversary date. As of May 31, 2003, there were 120,000 options issued under the plan to directors. There are no annual grants of options to directors under the Non-Executive Director Plan. See “Non-Executive Director Stock Option Plan”.

On March 28, 2003 the Board of Directors approved amendments to the Non-Executive Director Stock Option Plan. Under the amendments the directors will have the exercise price of their current options reduced to $0.65 and receive a one time grant of 110,000 additional options to bring the total to 140,000 options for each director. The fair market value of our Common Stock as of such date was $0.65. The number of shares under the option plan will also be required to be increased and approved by the shareholders. The amendments are subject to shareholder approval and have not been booked in the current fiscal year ended May 31, 2003.

The Board has authorized the repricing of the Board of Directors’ Options in order to compensate the Board of Directors for unanticipated time and assistance that they have provided over the past year. Mr. Korman’s options have also been repriced to compensate him for providing loans to the Company and in exchange for deferred compensation and expenses. The repricings are subject to shareholder approval and have not been booked in the current fiscal year ended May 31, 2003.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions Robert Fagenson, David Grano and Richard Miller served on the Compensation Committee during the last fiscal year ended May 31, 2003. There are no interlocks between our Directors and Directors of other companies.

During the fiscal year ended May 31, 2003, no meetings of the Board of Directors were held and the Board acted by unanimous by written consent on 7 occasions. Furthermore neither the Audit Committee nor the Compensation Committee met during the fiscal year ended May 31, 2003. Prior to this report being filed the Compensation and Disclosure Committees have met and the Audit Committee and reviewed this filing with management and the Company’s auditors.

Certain Key Employees

Willi Muhr, 41, has been Vice President of the Company since August 1996, establishing and managing the Company’s European Operations. From June 1993 to March 1996, Mr. Muhr served as Chief Executive Officer of Adcon Telemetry, an international wireless data communications company. From August 1986 to February 1993, Mr. Muhr was a principal in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

Darryl J. Bergman, 36, has been Chief Technology Officer for the Company since January 1997. From January 1991 to December 1996, Mr. Bergman served first as Software Developer and later as Software Project Leader at Harte-Hanks, a leading media and marketing firm, where he had senior responsibility for database applications software development for major accounts including Sony Corporation, Prudential Insurance, Cigna Health Care and others.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth certain compensation paid by us during the fiscal years ended May 31, 2003 May 31, 2002 and May 31, 2001 to our President and Chief Executive Officer.

Summary Compensation Table

Name and Principal Position	Annual Compensation				Long Term Compensation		All Other Compensation
	Year	Salary		Bonus	Securities Underlying	Options (#)
Bruce Korman	2003	$180,000	(1)				$18,000	(2)
President and	2002	$180,000					$18,000	(2)
Chief Executive Officer	2001	$180,000					$18,000	(2)

Edmund King	2003	$138,000					$9,000	(2)
Chief Financial Officer	2002	$120,000					$19,000	(2)(3)
	2001	$60,000					$6,000	(2)

(1)	As of May 31, 2003 the Company owed Mr. Korman $61,308 in back wages.
(2)	Amount represents Company paid additional benefits.
(3)	Amount represents Company paid bonus wages.

The following table discloses information concerning stock options granted in the year ended May 31, 2003 to our Chief Executive Officer.

Option Grants in Fiscal Year Ended May 31, 2003

Name	Individual Grants in Last Fiscal Year
	Number of Securities Underlying Options/Warrants		Percent of Total Options/Warrantsto Employees in Fiscal Year (%)	Exercise Price ($/Sh)	Expiration Date
Bruce Korman	1,350,000	(1)	100%	$0.65	03/08/2010

Edmund King	0

(1)	On March 28, 2003, the Board of Directors approved the award of 1,350,000 options/warrants to Mr. Bruce Korman. The options/warrants will have an exercise price of $0.65 per share. The award is subject to shareholder approval. The figures are included in this table, but have not been booked during the current fiscal year ended May 31, 2003.

Aggregated Option Exercises And Fiscal Year-End Option Values

The following table sets forth information concerning the number of options owned by the Named officers and the value of any in-the-money unexercised stock options as of May 31, 2003. No options were exercised by any of the named officers during the fiscal year ended May 31, 2003:

Name	Number of Securities Underlying Unexercised Options at May 31, 2003			Value of Unexercised In-the-Money Options at May 31, 2003(1)
	Exercisable		Un-exercisable	Exercisable		Un-exercisable
Bruce Korman	1,350,000	(2)	0	1,350,000	(2)	0
	80,915		0	0		0
	72,444		0	0		0
	46,821		0	0		0
Edmund King	33,333		16,667	0		0

(1)	Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the Common Stock. An Option is “in-the-money” if the fiscal year end fair market value of the Common Stock exceeds the option exercise price.

(2)	On March 28, 2003, the Board of Directors approved the award of 1,350,000 options/warrants to Mr. Bruce Korman. The options/warrants will have an exercise price of $0.65 per share. The award is subject to shareholder approval. The figures are not included in this table.

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

Effective December 11, 2000, the Company’s Chief Financial Officer and Secretary, Howard Brand, resigned and was replaced by Edmund King. The Company has negotiated an employment agreement with Mr. King and under the terms of his employment, Mr. King will serve as Chief Financial Officer and Secretary of the Company and its subsidiaries. Mr. King will receive a base salary of $120,000 per annum, and will be entitled to participate in employment benefit plans available to other senior executives, and will receive a car allowance and reimbursement of expenses. Mr. King was granted five-year stock options to purchase 50,000 shares of Common Stock with an exercise price of $2.19 per share, the closing price of the Company’s stock on December 7, 2000. The options vest in one-third increments commencing December 2001.

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

At the Annual Meeting of Shareholders held on June 21, 1999, the Company’s shareholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of shares eligible for issuance by 200,000 shares from 557,887 to 775,887 shares. As of May 31, 2003, there were 393,780 options outstanding under the 1996 Employee Stock Option Plan.

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

As of May 31, 2003, options to purchase a total of 120,000 shares of the Company’s Common Stock have been issued under the Director Plan. Options may be granted under the Director Plan until the year 2008 to (I) non-executive directors as defined and (II) members of any advisory board established by the Company who are not full time employees of the Company or any of its subsidiaries.

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

On March 28, 2003 the Board of Directors approved amendments to the Non-Executive Director Stock Option Plan. Under the amendments the directors will have the exercise price of their current options reduced to $0.65 and receive a one-time grant of 110,000 additional options to bring the total to 140,000 options for each director. The amendments are subject to shareholder approval.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 1, 2003 with respect to each executive officer and director, each nominee for director, all directors and officers as a group and the persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by us to be the beneficial owner of more than five percent of any class of the common stock, the sole class of voting securities. At September 1, 2003 there were 9,453,819 shares of common stock outstanding.

Name and Address of Beneficial Owners (1) (2)	Amount and Nature of Beneficial Owner (2a)	Percentage of Shares Beneficially Owned
Bruce Korman (3)(15)	716,447	7.42%
Richard Miller (4)(13)	746,657	7.71%
Robert B. Fagenson (5)(13)(14)	178,626	1.85%
David Grano (6)(13)	30,000	*
Kevin Walls (7)(13)	198,467	2.06%
Eric Butlein (8)	1,934,683	17.49%
Edmund King (9)	50,000	*
Darryl Bergman (10)	75,000	*
Willi Muhr (11)	50,000	*
Peter & Irene Gauld (12)	1,755,860	18.00%
All directors and executive officers as a group (persons)(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)(13)(14)	5,735,740	46.48%

*	Denotes less than 1%.

Footnotes appear on next page

(1)	Unless otherwise indicated, the address for each named individual or group is in care of Cash Technologies, Inc., 1434 West 11th Street, Los Angeles, California 90015.

(2)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from June 1, 2003, upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of this Prospectus.

(2a)	Includes all securities held (common stock, warrants, etc.)

(3)	Includes 516,267 shares owned by First Bancorp L.P. Mr. Korman is a limited partner of First Bancorp L.P. and the President of the general partner of First Bancorp L.P. Also includes 200,180 shares subject to outstanding exercisable and unexercisable employee options.

(4)	Includes 546,477 shares owned by Lakeview Enterprises, Ltd. Mr. Miller is a limited partner of Lakeview Enterprises, Ltd. and the President of the general partner of Lakeview Enterprises, Ltd. Also includes 200,180 shares subject to outstanding exercisable and unexercisable warrants and an additional 30,000 executive options.

(5)	Includes 2,625 Series A Preferred Stock, 146,001 warrants to purchase common stock and an additional 30,000 executive options. Figures include all vested and unvested options.

(6)	Includes executive options to purchase an aggregate of 30,000 shares.

(7)	Includes options to purchase an aggregate of 12,000 shares, 120,000 shares issuable upon conversion of Series B preferred stock, 36,467 shares issued as dividends on Series B preferred stock and an additional 30,000 executive options.

(8)	Includes 360,000 shares issued upon conversion of convertible notes, 80,000 shares issued upon conversion of Series B preferred stock, 480,769 shares issued upon conversion of Series C preferred stock, 736,681 shares of common stock, and an aggregate of 277,231 shares issuable upon exercise of 277,231 Series D and other misc. warrants. Includes shares beneficially owned through Ejada Limited Partnership, his spouse Jada Butlein, ADA Partners, Tikkum Olam Foundation, ADA Greater Trust and Ejada Butlein Trust.

(9)	Includes options to purchase an aggregate of 50,000 shares.

(10)	Includes options to purchase an aggregate of 75,000 shares

(11)	Includes options to purchase an aggregate of 50,000 shares

(12)	Includes 325,860 shares issued upon conversion of Series D preferred stock and 500,000 shares issued upon conversion of Series F preferred stock, 576,923 shares of common stock, 53,077 shares of common stock issued in lieu of interest and an aggregate of 300,000 shares issuable upon exercise of 300,000 Series E, G and H warrants.

(13)	On March 28, 2003 the Board of Directors approved amendments to the Non-Executive Director Stock Option Plan. Under the amendments the directors will have the exercise price of their current options reduced to $0.65 and receive a one-time grant of 110,000 additional options to bring the total to 140,000 options for each director. The amendments are subject to shareholder approval. The figures are neither included in this table nor been booked during the current fiscal year ended May 31, 2003.

(14)	On March 28, 2003, the Board of Directors approved that in lieu of repayment of the $75,000 loan from Mr. Fagenson to the Company, Mr. Fagenson shall be issued 117,188 warrants exercisable at $0.01 per share with a term of 7 years. Any of such warrants can be redeemed at any time for a cash payment from the Company of $0.65 per warrant share. The figures are included in this table.

(15)	On March 28, 2003, the Board of Directors approved the award of 1,350,000 options/warrants to Mr. Bruce Korman. The options/warrants will have an exercise price of $0.65 per share. The award is subject to shareholder approval. The figures are neither included in this table nor been booked during the current fiscal year ended May 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of September 1, 2003, with respect to each employee, officer and director, each nominee for director, all directors and officers as a group and the persons known by us to hold options under the Company’s Employee Stock Option and Non-Executive Director Stock Option Plan. As of September 1, 2003 a reserve of 775,887 shares of the Company’s Common Stock had been established for issuance under the Employee Plan and 150,000 under the Non-Executive Director Plan. There are 393,780 options outstanding under the Employee Plan and 120,000 under the Non-Executive Director Plan.

Number of securities to be issued upon exercise of options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by Security holders	513,780	$4.12	412,107
Equity Compensation plans not approved by Security holders	—	—	—

Total	513,780	$4.12	412,107

Certain Reports

Other than the individuals disclosed below, during the fiscal year ended May 31, 2003, based upon the information and reports received by the Company, other than a shareholder of the Company described below, no Director, officer of beneficial owner of more than ten percent of the Corporation’s Common Stock (which is the only class of securities of the Corporation registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), (a “Reporting Person”) failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year.

Mr. Robert Fagenson, a director of the Company, failed to timely file a report on Form 4 with respect to a transaction in March, 2003 whereby he received warrants to purchase 117,188 shares of Common Stock. The warrants were issued to Mr. Fagenson in lieu of repayment of a loan in the principal amount of $75,000, which Mr. Fagenson had previously made to the Company.

Mr. Eric Butlein and his affiliated entities (Ejada Limited Partnership, Eric & Javen Butelin 1994 Rev. Trust, ADA Partners LLC, Tikkun Olam Foundation, Inc. EADA Grantor Retained Trust and JADA Grantor Retained Trust) failed to timely file the following reports:

1. Form 4 for June, 2002 to reflect the acquisition of 14,787 shares ofCommon Stock as a dividend on shares of Series B Preferred Stock.

2. Form 4 for the month of September 2002 to reflect the exercise of Series D Warrants.

3. Form 4 for the month of October 2002 to reflect the acquisition of 312,500 shares of Common Stock and 150,000 warrants from the Company in a private transaction for a subscription price of $250,000.

4. Form 4 for the month of November 2002 to reflect the purchase of 5,000 shares of Common Stock in an open market transaction.

5. Form 4 for the month of December 2002 to reflect the purchase 200 shares of Common Stock in an open market transaction.

6. Form 4 for the month of May, 2003 to reflect the acquisition of 14,787 shares of Common Stock as a payment of dividends on shares of Series B Preferred Stock.

Code of Ethics

On August 25, 2003 the Board of Directors approved a Code of Ethics for its management, including the Chief Executive Officer and the Chief Financial Officer, as well as Codes of Ethics for all of its employees. The Codes are designed to deter wrongdoing and to promote honest and ethical behavior by the Company’s employees and management, as well as to ensure compliance with applicable rules and regulations. The Code of Ethics for the Company’s Chief Executive Officer and Chief Financial Officer is filed as an exhibit to this Report on Form 10-KSB for the fiscal year ended May 31, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

On September 12, 1997, the Company entered into a commercial single tenant lease agreement with a related party. The landlord is an affiliate of Bruce Korman and Rich Miller, both are officers and/or directors of the Company. The new lease became effective on September 13, 1997 and expired on September 13, 2002. Although the lease agreement expired in September 2002 we continue to rent the facility on a month-to-month basis. The annual rent is $67,416. Rent expense is recognized using the effective rent method over the life of the lease. The lease contains rent escalations and certain rent abatements. There is a provision for a 60-month renewal option. The lease requires the payment of costs such as insurance and other operating costs in addition to minimum rentals. As of May 31, 2003 the Company was $50,753 in arrears under its lease obligations.

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

The Company obtained loans of $68,000 in the fiscal year ended May 31, 2002 and $342,700 during the fiscal year ended May 31, 2003 from Bruce Korman who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans were short-term loans and as of May 31, 2003 $46,085 are outstanding to Mr. Korman.

On April 4, 2001, the Company obtained loan of $75,000 from Transtech GBM, Inc. Robert Fagenson who is on the Company’s Board of Directors is the Chief Executive Officer of Transtech GBM, Inc. The loan bore an interest rate of 10% annually and the Company has issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 had been recorded in 2001 in conjunction with the warrants. The company has accrued interest expense of $16,250 in conjunction with this loan. On March 28, 2003, the Board of Directors approved that in-lieu of repayment of the $75,000 loan from Mr. Fagenson to the Company, Mr. Fagenson shall be issued 117,188 warrants exercisable at $0.01 per share with a term of 7 years. Any of such warrants can be redeemed at any time for a cash payment from the Company of $0.65 per warrant share.

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

*3.1	Restated Certificate of Incorporation of the Company [Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*3.2	Bylaws of the Company [Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*3.3	Certificate of Designation of Series A 8% Cumulative Convertible Preferred Stock [filed as Exhibit 3.1 (a) to the Company’s Form 10 QSB for the quarter ended August 31, 1999.

*4.1	Form of the Company’s Common Stock Certificate [Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*4.2	Form of the Underwriter’s Warrant Agreement, including Form of Warrant Certificate dated as of July 9, 1998 between the Company, Starr Securities, Inc. and GunnAllen Financial Inc. (the “Underwriters”) [Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.1	Lease for the Company’s Facilities at 1422— 34 West 11th Street, Los Angeles Ca [Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.2	Agreement dated November 22, 1996 between National Cash Processors Inc. and First Bancorp LP [Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.3	Manufacturing and License Agreement dated January 17, 1997 between the Company and Geld Bearbeitungs Systeme GES.M.B.H. [Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.4	Form of Employment Agreement between the Company and Bruce Korman [Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.5	Employee Stock Option Plan [Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.6	Form of Consulting Agreement between the Company and the Underwriters dated as of July 9, 1998 [Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.7	Stock Purchase Agreement and Plan of Reorganization of the Company [Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.8	Contract between the Company and Los Angeles County Metropolitan Transportation Authority [Exhibit 10.8 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.9	Promissory Note issued to G.E. Capital Corp, Security Agreement and related Guarantees [Exhibit 10.9 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.10	Form of Bridge Notes and Bridge Warrant [Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 (File No. 333-6436)]

*10.11	Non-Executive Director Stock Option Plan [filed as Exhibit A to the Company’s Proxy Statement for its Annual Meeting held on June 21, 1999].

14.	Code of Ethics

23.	Consent of Vasquez & Company LLP, independent auditors

31.1	Certification

31.2	Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350

(b)	Reports on 8-K None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 15th day of September, 2003.

CASH TECHNOLOGIES, INC.

By:	/s/ BRUCE KORMAN
Bruce Korman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ BRUCE KORMAN Bruce Korman	President, Chief Executive Officer And Director (Principal Executive Officer	September 15, 2003

/s/ EDMUND KING Edmund King	Chief Financial Officer (Principal Financial Officer	September 15, 2003

/s/ RICHARD MILLER Richard Miller	Director	September 15, 2003

Robert Fagenson	Director

/s/ DAVID GRANO David Grano	Director	September 15, 2003

/s/ KEVIN WALLS Kevin Walls	Director	September 15, 2003