Form 10QSB
period 2003-08-31
CASH TECHNOLOGIES INC
filed 2003-10-15
CIK 1022964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED AUGUST 31, 2003

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

On October 10, 2003, there were 9,895,155 shares of common stock, $ .01 par value, issued and outstanding.

CASH TECHNOLOGIES, INC.

FORM 10-QSB

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AUGUST 31, 2003	MAY 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,726	$1,874
Accounts receivable	34,476	2,484
Prepaid expenses and other current assets	—	4,057
Other receivable	28,035	28,035

Total Current Assets	123,237	36,450

CoinBank machines held for sale (Note 1(j))	834,223	862,090

PROPERTY AND EQUIPMENT (net) (Note 2 )	27,848	29,051

CAPITALIZED SOFTWARE COSTS (Note 1(r))	1,865,894	2,005,836

DEFERRED FINANCE FEES (Note 3)	—	—

OTHER ASSETS	69,927	69,187

TOTAL ASSETS	$2,921,129	$3,002,614

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 3)	$4,335,080	$4,371,527
Due to Officers and Directors (Note 9)	121,085	121,085
Convertible debt (Note 4)	4,455,275	4,362,731
Due to Shareholders (Note 4)	70,750	70,750
Accounts payable	947,765	1,062,170
Accrued liabilities	1,579,737	1,493,209
Bank overdraft	197,800	197,800
Dividend payable	1,076,905	1,010,876

Total Current Liabilities	12,784,397	12,690,148

Long-Term Notes Payable (Note 3)
Long-Term Convertible Debt (Note 4)	—	—

TOTAL LIABILITIES	12,784,397	12,690,148

COMMITMENTS & CONTINGENCIES (Note 10)	—	—

MINORITY INTEREST	11,344	22,044

STOCKHOLDERS’ DEFICIENCY: (Note 6)

Cumulative Redeemable Preferred Stock	1,758,688	1,758,688

Common Stock	99,029	85,191

Additional Paid-In-Capital	23,619,551	22,753,598
Accumulated Deficit	(35,351,880)	(34,307,055)

Total stockholders’ deficiency	(9,874,612)	(9,709,578)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,921,129	$3,002,614

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTH PERIOD ENDED AUGUST, 31
	2003	2002
NET REVENUES	$71,525	$159,747
COST OF REVENUES	31,691	103,329

GROSS PROFIT	39,834	56,418

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	684,675	694,794
RESEARCH AND DEVELOPMENT	30,000	72,346
DEPRECIATION & AMORTIZATION EXPENSE	141,145	147,562

OPERATING LOSS	(815,986)	(858,284)

INTEREST EXPENSE	177,053	229,133

LOSS BEFORE INCOME TAXES	(993,039)	(1,087,415)

INCOME TAXES	—	—

MINORITY INTEREST	10,700	—

LOSS - Continuing Operations	(982,339)	(1,087,417)
LOSS - Discontinued Operations	—	(25,920)

NET LOSS	$(982,339)	$(1,113,337)

Dividends & deemed dividends	$275,393	$(153,607)

Net loss allocable to common shareholders	$(1,257,732)	$(959,730)

EPS - Basic and diluted net loss per share	$(0.16)	$(0.19)

Basic and diluted weighted average shares of common stock outstanding	7,925,007	4,936,281

See notes to consolidated financial statements.

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED AUGUST 31,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(982,339)	$(1,113,337)
Adjustments to reconcile net loss to net cash used by operating activities:

Minority interest	(10,700)	—
Amortization of capitalized software	139,942	139,943
Noncash deemed interest expense	—	62,500
Noncash compensation expense	187,474	162,598
Depreciation expense	1,203	8,582

Changes in operating assets and liabilities:

Account receivable	(31,992)	(101,330)
CoinBank machines held for sale	27,867	92,890
Prepaid expenses and other current assets	4,057	—
Other assets	(740)	—
Accounts payable	(114,405)	18,307
Accrued interest	56,097	161,375
Accrued expenses and other current liabilities	86,478	170,798

Net cash used in operating activities	(637,058)	(397,674)

INVESTING ACTIVITIES:
	—	—

Net cash provided by (used in) investing activities	—	—

FINANCING ACTIVITIES:

Proceeds from conversion of warrants	235,910	—
Proceeds from short-term debt	—	78,364
Repayments on short-term debt	—	(150,000)
Proceeds from sale of common stock	460,000	50,000

Net cash provided by financing activities	695,910	(21,636)

CHANGE IN CASH AND CASH EQUIVALENTS	58,852	(419,310)

Cash and Cash Equivalents, Beginning of Period	1,874	419,704

Cash and Cash Equivalents, End of Period	$60,726	$394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Issuance of common stock for services performed	$187,474	$162,600
Dividends declared on preferred stock	$84,029	$87,997
Dividends paid on preferred stock with common stock	$18,000	$—
Deemed dividend on warrants issued	$191,364	$65,610
Conversion of shareholder warrants	$235,910	$—

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1: GENERAL

GOING CONCERN:

The Company has prepared the financial statements included in this Form 10-QSB assuming that the Company will continue as a going concern. Although the Company has raised additional capital since its public offering in July 1998, it has never generated sufficient revenue-producing activity to sustain its operations. Accordingly, the Company must realize a satisfactory level of profitability from its current and future operation in order to remain a viable entity. In addition, the Company must raise significant capital to fund current operations and to repay existing debt. The Company’s auditors have included an explanatory paragraph in their report for the year ended May 31, 2003, indicating there is substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (the “Company”), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2003 and the results of operation and cash flows for the three month period ended August 31, 2003 and 2002. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Form 10-KSB for the year ended May 31, 2003, filed with the SEC. The results of operations for the three month period ended August 31, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

In 1996, the Company began its development of an enhanced version of an automated teller machine which was designated the ATM X. The ATM X was designed to provide a range of services not typically offered by ATM machines, such as electronic bill payment, instant activated phone cards, event ticketing and others. As development efforts proceeded, the Company discovered the need to create a robust transaction processing system that could link the new ATMs with the worldwide financial networks in order to provide these new services to ATMs, kiosks and wireless devices.

In December of 1997, the Company filed a patent application describing its transaction processing and networking technologies, which resulted in the issuance of patent, number 6,308,887, by the U.S. Patent and Trademark Office on October 30, 2001. The technology, which was later named EMMA (E commerce Message Management Architecture), allows for the seamless integration of conventional ATM and credit card networks with non bank networks and the Internet. The explosion of Internet e commerce has created, in management’s opinion, a demand for EMMA’s unique capabilities to provide advanced financial services on ATMs, POS (point of sale) terminals and wireless devices.

Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $30,000 for the three month period ended August 31, 2003.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended August 31, 2003, the Company amortized an additional $139,942 of capitalized software.

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

NOTE 2. COMMITMENTS AND CONTINGENCIES

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

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against the Company for $129,567.34 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and was unaware of the existence of the case. Subsequent settlement negotiations resulted in a tentative settlement agreement with KIS on July 7, 2003. If the settlement agreement is not completed, it is likely that the Company will initiate legal action to set aside the judgment and take other appropriate measures. In such event the Company will incur substantial legal fees and there is no assurance that we would succeed in setting aside the judgment or prevailing in any subsequent litigation.

NOTE 3: STOCKHOLDERS EQUITY

In June 2003, the Company issued dividends on the Series E Redeemable Preferred Stock of $18,000. The preferred shareholders were awarded 31,032 shares of the Company’s Common Stock in lieu of cash.

In June 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities. The unit comprised of 100,000 shares of Common Stock.

In June 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $25,000 of its securities. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 15,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $7,339 was recognized in conjunction with this placement.

In June 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $75,000 of its securities to a shareholder. The unit comprised of (i) 150,000 shares of Common Stock and (ii); 37,500 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $46,354 was recognized in conjunction with this placement. .

In July 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 26 units at an aggregate of $10,000 of its securities to 7 shareholders. The unit comprised of (i) 15,385 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The Company received gross proceeds of $260,000 in conjunction with this placement. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $137,671 was recognized in conjunction with this placement. .

In July 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities. The unit comprised of 76,924 shares of Common Stock.

In July 2003, the Company issued a total of 224,543 shares of the Company’s common stock to its consultants in lieu of cash payments. The 224,543 shares included 82,619 shares paid to developers in lieu of cash payments for services rendered. The remaining 141,924 were part of various consulting agreements. The total 224,543 share represented a cash value of $183,474.

In July 2003, the Company received $235,910 from warrant holders to exercise 362,940 warrants into 362,940 shares of the Company’s common stock.

NOTE 4: RELATED PARTY TRANSACTIONS

In April 2001, the Company had obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on the Company’s Board of Directors. The total amount of this loan is still outstanding. The loan bears an interest rate 10% per annum and is payable upon demand. As of the quarter ended August 31, 2003 the Company has accrued $18,125 in interest with regards to this loan. The Company has issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 has been recorded in conjunction with the warrants.

As of August 31, 2003, the Company has outstanding short-term loans of an aggregate principal amount of $46,085 from Bruce Korman (and related parties) who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of August 31, 2003, the Company had $169,270 in arrears in salary to Mr. Korman.

As of August 31, 2003, the Company had $57,419 in arrears in salary to Mr. Darryl Bergman. Mr. Bergman serves as the Chief Technology Officer of the Company.

NOTE 5: SHORT-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. On September 27, 2002 the Company entered into an agreement with GE to pay the total debt outstanding in twelve (12) monthly payments beginning October 15, 2002 of which the first eleven (11) consisting of interest only and the payment twelve (12) consisting of all outstanding principal, interest and fees. The Company agreed to (i) pay 9.5% per annum for the first six (6) payments (ii) pay 11.5% per annum for the last six (6) payments (iii) a minimum of 18% if the Company was to become in default (iv) 5% late fee if a payment is received ten (10) days after the payment date and (v) 90% of all gross proceeds received from the sale of presently owned CoinBank machines. Since 2000, the Company has entered into the first of several loan modifications with G.E. which have been paid as agreed and the current modification shall expire in March, 2004. As of August 31, 2003, we owed $3,822,294, which includes the principal, financing fees and unpaid interest.

On October 9, 2003, the Company entered into an agreement with GE Capital to pay the outstanding debt over a period of twelve months beginning on November 1, 2003. The first eleven payment will consist of interest only at a rate of 9.5% annum and the twelfth payment consisting of all unpaid principal, interest and any other fees outstanding.

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the $3.3 million in secured convertible debt to the noteholders, expected to be consummated in November, 2003. As of August 25, 2003, noteholders representing approximately 27% of the total value of notes have advised that they agree to convert to equity on the proposed terms, subject to definitive documentation. Noteholders representing an additional 48% of the total value of notes have given non-binding written indications of their intent to convert on the terms proposed upon receipt of formal documentation. As of August 31, 2003, we owed $4,455,275 in principal and interest.

NOTE 6: LONG-TERM DEBT

NONE

NOTE 7: SEGMENT REPORTING

The Company operates through 2 business segments: CoinBank machines and E-Commerce Message Management Architecture (EMMA). The Company discontinued its cash processing in the fourth quarter of fiscal year ended May 31, 2003. The Company had a firm fixed price contract with the Los Angeles County Metropolitan Transportation Authority to count currency, which purchased in bulk at a discount from face value and processed and deposited at face value in the Company’s account. The Company also sells self-service coin counting machines through existing equipment distribution channels. Furthermore, the Company has developed an E-Commerce Message Management Architecture transaction processing system, which has not yet been deployed and the software development costs are being capitalized.

Information on the Company’s business segments for the quarters ended August 31,

	2003	2002
Net Revenues and Sales:
Coinbank machines	46,525	138,500
EMMA	25,000	21,247

	71,525	159,747

Interest expense
Coinbank machines	2,336	2,336
EMMA	—	—
Unallocated	174,717	226,797

	177,053	229,133

Depreciation
Coinbank machines	—	961

EMMA	139,942	139,942
Unallocated	1,203	6,659

	141,145	147,562

Segment profit (loss)
Coinbank machines	(53,563)	(192,594)

EMMA	—	—
Unallocated	(928,776)	(894,822)

	(982,339)	(1,087,416)

Net identifiable assets:
Coinbank machines	984,160	961,506

EMMA	1,865,894	2,425,662
Unallocated	71,075	272,569

	2,921,129	3,659,737

NOTE 8: DISCONTINUED OPERATIONS

Cash Technologies, Inc. operated a cash processing facility in Los Angeles, California, where it counted currency purchased in bulk at a small discount from face value. We then sorted, wrapped and resold the currency to various retail customers at face value plus a small fee or deposited it at face value at the Federal Reserve Bank for credit to our account. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will and has resulted in a significant reduction in the Company’s gross revenue in the future. As of August 31, 2003, the Company does not have any cash processing customers and, due to our focus on our other businesses, we chose not to pursue other cash processing customers. Cash processing was considered as discontinued operations in the fourth quarter of fiscal year ended May 31, 2003.

	QUARTER ENDED AUGUST 31,
	2003	2002
NET REVENUES	$—	$27,624
COST OF REVENUES	—	27,129

GROSS PROFIT (LOSS)	—	495

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	—	26,415
DEPRECIATION & AMORTIZATION EXPENSE	—	—

OPERATING LOSS	—	(25,920)
INTEREST EXPENSE	—	—

LOSS BEFORE INCOME TAXES	—	(25,920)
INCOME TAXES	—	—

NET LOSS - DISCONTINUED OPERATIONS	—	(25,920)

NOTE 9: MINORITY INTEREST

As of August 31, 2003, the Company has received $443,000 in net proceeds from shareholders for an equity share in the Company’s subsidiary of CT Holdings, LLC. The shareholders own 13.65% while the Company owns 86.35%. The proceeds from this have been used to further develop the BONUS product for CT Holdings, LLC as well as for working capital for CT Holdings, LLC and Cash Technologies, Inc. During the quarter ended August 31, 2003, the Company has allocated $10,700 of losses in CT Holdings, LLC to minority interest.

NOTE 10: SUBSEQUENT EVENTS

On October 9, 2003, the Company entered into an agreement with GE Capital to pay the outstanding debt over a period of twelve months beginning on November 1, 2003. The first eleven payment will consist of interest only at a rate of 9.5% annum and the twelfth payment consisting of all unpaid principal, interest and any other fees outstanding.

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

Since April 3, 2000, our common stock has been listed on the American Stock Exchange under the symbol “TQ”. On October 10, 2003 the closing price of the common stock was $1.00. From the date of our initial public offering on July 8, 1998 through March 31, 2000, our common stock was listed for trading on the Nasdaq SmallCap Market under the symbol “CHNG”.

Our business model has evolved over the last three years from a business based upon currency processing in our Los Angeles facilities and retail coin processing through our CoinBank machines, to a business based upon our proprietary transaction processing technology called E-commerce Message Management Architecture, or EMMA. Although we intend to continue operations in our sale of CoinBank machines line of business, much of our operations in the last three years have been refocused upon development of EMMA and marketing of this new transaction processing technology. We anticipate most of our future growth will be based upon EMMA, although there can be no assurance that we will be able to generate revenue from this business line and we have not generated any material EMMA related revenue to date.

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

Over the past three fiscal years and since, numerous business milestones were achieved by the Company, including the following:

•	We were issued a U.S. patent for essential elements of our EMMA technology
•	We were issued a U.S. patent for critical components of our CoinBank coin counting machine
•	The EMMA software was deemed ready for market.
•	The BONUS™ bank check cashing application was created
•	Our CT Holdings subsidiary was formed to market BONUS
•	A supply agreement was signed with Diebold, Inc. to permit Diebold to distribute our CoinBank machines to its customers. Approximately 33 CoinBank machines have been shipped under the Diebold agreement since August 2002.
•	The Company’s first transaction revenue-generating contract was signed with Popular Cash Express, a Banco Popular division, for our MFS™ mobile check cashing product.
•	The Company began the Popular Cash Express (PCE) pilot in December, 2002. The pilot was successfully concluded and an agreement was signed in June, 2003 to roll out the system to their mobile locations. The rollout began in August, 2003 and is underway.
•	The Company signed an agreement for the distribution of CoinBank machines in Europe through NCR Corporation in June 2002, via their equipment supplier. The product launch, including the creation of sales literature, customer presentations, technician training, etc. is underway.
•	In August, 2003, the Company proposed the conversion to equity of its $3.3 million in secured convertible debt to the noteholders, expected to be consummated in November, 2003. As of August 25, 2003, noteholders representing approximately 27% of the total value of notes have advised that they agree to convert to equity on the proposed terms, subject to definitive documentation. Noteholders representing an additional 48% of the total value of notes have given non-binding written indications of their intent to convert on the terms proposed upon receipt of formal documentation

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

Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $30,000 for the three month period ended August 31, 2003.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended August 31, 2003, the Company amortized an additional $139,942 of capitalized software.

Commercial Cash Processing

Cash Technologies, Inc. operated a cash processing facility in Los Angeles, California, where it counted currency purchased in bulk at a small discount from face value. We then sorted, wrapped and resold the currency to various retail customers at face value plus a small fee or deposited it at face value at the Federal Reserve Bank for credit to our account. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will and has resulted in a significant reduction in the Company’s gross revenue in the future. As of August 31, 2003, the Company does not have any cash processing customers and, due to our focus on our other businesses, we chose not to pursue other cash processing customers. Cash processing was considered as discontinued operations in the fourth quarter of fiscal year ended May 31, 2003.

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

The Company has entered into an OEM arrangement to supply Diebold, Inc. with CoinBank machines for Diebold, Inc. to sell through its sales force. The first 33 machines under this relationship have been shipped since August 2002 for aggregate proceeds of $236,104. The Company also sold 9 other machines during the same period to other customers for additional gross proceeds of $56,750.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2003, COMPARED TO THREE MONTHS ENDED AUGUST 31, 2002.

Net revenues for the three-month period ended August 31, 2003 decreased to $71,525 compared to $159,747 for the 2002 period. The decrease in net revenue was primarily attributable to the decrease in the amount of cash processed during the period. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted in a reduction in the Company’s net revenue. The revenues for the current period were derived from sale of CoinBank machines as well as revenue from EMMA related to the Company’s PCE project.

Cost of revenues for the three-month period ended August 31, 2003, was $31,691 compared to $103,329 for the quarter ended August 31, 2002. The decrease in direct costs was primarily the result of a decrease in the amount of cash processed during the period.

Gross profit for the three months ended August 31, 2003 was $39,834 compared to $56,418 for the three months ended August 31, 2002. The decrease in gross profit was primarily related to the decrease in the amount of cash processed during the period.

Selling, General and Administrative expenses for the three months ended August 31, 2003, decreased to $684,375 compared to $694,793 for the three months ended August 31, 2002. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Research and development expenses for the three months ended August 31, 2003 were $30,000, compared to $72,756 for the three months ended August 31, 2003. The decrease was due to the near completion of the EMMA related applications and reallocation of resources from research and development to the maintenance phase.

Depreciation and amortization expenses for the three months ended August 31, 2003, and 2002, were $141,145 and $147,562, respectively. The decrease was the result of a decrease in depreciable assets.

Interest expense for the three months ended August 31, 2003 and 2002, was $177,053 and $229,133 respectively. The decrease is directly related to reduction in interest expense recognized in relation to GE Capital loan deferments.

As a result of the foregoing, net losses for the three months ended August 31, 2003 and 2002, were $982,339 and $1,087,416, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At August 31, 2003, the Company had a working capital deficit of $12,661,160 compared to a working capital deficit of $11,781,233 for the same quarter in 2002. At October 10, 2003, the Company had a cash balance of approximately $110,000. The Company’s current monthly operating costs without any interest or principal payments on debt, amortization of warrants and depreciation expense; is approximately $150,000 per month.

Since inception, the Company has satisfied its working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from stockholders of the Company. Furthermore, the Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted in a significant reduction in the Company’s gross revenue. As of August 31, 2003 the Company does not have any cash processing customers. The Company chose to discontinue those operations in the fourth quarter of fiscal year 2003.

The Company’s independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2003, which indicated a substantial doubt as to the ability of the Company to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs.

Net cash used by operating activities was $637,058 for the three months ended August 31, 2003 compared to $397,674 for the three months ended August 31, 2002. The increase of net cash used by operating activities, during the 2003 period was primarily due to a decrease in non-cash deemed interest expense of $62,500, accrued interest of $105,278, accounts payable of $132,712, and accrued expenses of $84,320, offset by the increase in accounts receivable of $69,338 and non-cash compensation expense of $24,876.

Net cash used in investing activities was $0 for the three months ended August 31, 2003, as well as for the three months ended August 31, 2002.

Net cash provided by financing activities for the three months ended August 31, 2003, was $695,910 as compared to net cash used by financing activities of $21,636 for the three months ended August 31, 2002. The increase in net cash provided by financing activities for the 2003 period was primarily attributable to increases in proceeds from the issuance of common stock of $460,000 and proceeds from conversion of warrants $235,910 offset by decreases in repayments of short-term debt of $150,000.

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of

$250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. On September 27, 2002 the Company entered into an agreement with GE to pay the total debt outstanding in twelve (12) monthly payments beginning October 15, 2002 of which the first eleven (11) consisting of interest only and the payment twelve (12) consisting of all outstanding principal, interest and fees. The Company agreed to (i) pay 9.5% per annum for the first six (6) payments (ii) pay 11.5% per annum for the last six (6) payments (iii) a minimum of 18% if the Company was to become in default (iv) 5% late fee if a payment is received ten (10) days after the payment date and (v) 90% of all gross proceeds received from the sale of presently owned CoinBank machines. Since 2000, the Company has entered into the first of several loan modifications with G.E. which have been paid as agreed and the current modification shall expire in March, 2004. As of August 31, 2003, we owed $3,822,294, which includes the principal, financing fees and unpaid interest.

On October 9, 2003, the Company entered into an agreement with GE Capital to pay the outstanding debt over a period of twelve months beginning on November 1, 2003. The first eleven payment will consist of interest only at a rate of 9.5% annum and the twelfth payment consisting of all unpaid principal, interest and any other fees outstanding.

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the $3.3 million in secured convertible debt to the noteholders, expected to be consummated in November, 2003. The proposed terms include reducing the conversion price of the notes to $2.50 per share. As of August 25, 2003, noteholders representing approximately 27% of the total value of notes have advised that they agree to convert to equity on the proposed terms, subject to definitive documentation. Noteholders representing an additional 48% of the total value of notes have given non-binding written indications of their intent to convert on the terms proposed upon receipt of formal documentation. As of August 31, 2003, we owed $4,455,275 in principal and interest.

In June 2003, the Company issued dividends on the Series E Redeemable Preferred Stock of $18,000. The preferred shareholders were awarded 31,032 shares of the Company’s Common Stock in lieu of cash.

In June 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities. The unit comprised of 100,000 shares of Common Stock.

In June 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $25,000 of its securities. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 15,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $7,339 was recognized in conjunction with this placement.

In June 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $75,000 of its securities to a shareholder. The unit comprised of (i) 150,000 shares of Common Stock and (ii); 37,500 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $46,354 was recognized in conjunction with this placement. .

In July 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 26 units at an aggregate of $10,000 of its securities to 7 shareholders. The unit comprised of (i) 15,385 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The Company received gross proceeds of $260,000 in conjunction with this placement. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $137,671 was recognized in conjunction with this placement. .

In July 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities. The unit comprised of 76,924 shares of Common Stock.

In July 2003, the Company issued a total of 224,543 shares of the Company’s common stock to its consultants in lieu of cash payments. The 224,543 shares included 82,619 shares paid to developers in lieu of cash payments for services rendered. The remaining 141,924 were part of various consulting agreements. The total 224,543 share represented a cash value of $183,474.

In April 2001, the Company had obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on the Company’s Board of Directors. The total amount of this loan is still outstanding. The loan bears an interest rate 10% per annum and is payable upon demand. As of the quarter ended August 31, 2003 the Company has accrued $18,125 in interest with regards to this loan. The Company has issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 has been recorded in conjunction with the warrants.

As of August 31, 2003, the Company has outstanding short-term loans of an aggregate principal amount of $46,085 from Bruce Korman (and related parties) who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of August 31, 2003, the Company had $169,270 in arrears in salary to Mr. Korman.

As of August 31, 2003, the Company had $57,419 in arrears in salary to Mr. Darryl Bergman. Mr. Bergman serves as the Chief Technology Officer of the Company.

ITEM 3 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 45 days of the filing date of this Quarterly Report on Form 10-QSB. Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them.

Changes in Internal Controls:

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

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against the Company for $129,567.34 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and was unaware of the existence of the case. Subsequent settlement negotiations resulted in a tentative settlement agreement with KIS on July 7, 2003. If the settlement agreement is not completed, it is likely that the Company will initiate legal action to set aside the judgment and take other appropriate measures. In such event the Company will incur substantial legal fees and there is no assurance that we would succeed in setting aside the judgment or prevailing in any subsequent litigation.

ITEM 2. CHANGE IN SECURITIES

In June 2003, the Company issued dividends on the Series E Redeemable Preferred Stock of $18,000. The preferred shareholders were awarded 31,032 shares of the Company’s Common Stock in lieu of cash.

In June 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities. The unit comprised of 100,000 shares of Common Stock.

In June 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $25,000 of its securities. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 15,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $7,339 was recognized in conjunction with this placement.

In June 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $75,000 of its securities to a shareholder. The unit comprised of (i) 150,000 shares of Common Stock and (ii); 37,500 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $46,354 was recognized in conjunction with this placement.

In July 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 26 units at an aggregate of $10,000 of its securities to 7 shareholders. The unit comprised of (i) 15,385 shares of Common Stock and (ii); 5,000 common stock purchase warrants. The Company received gross proceeds of $260,000 in conjunction with this placement. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $137,671 was recognized in conjunction with this placement.

In July 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities. The unit comprised of 76,924 shares of Common Stock.

In July 2003, the Company issued 230,575 shares of the Company’s common stock to its consultants in lieu of cash payment of for services rendered and as part of consulting agreements representing a total cash value of $183,474.

In July 2003, the Company received $235,910 from warrant holders to exercise 362,940 warrants into 362,940 shares of the Company’s common stock.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. On September 29, 2000 the Company entered into an agreement with GE to defer principal payments on the debt for twelve (12) months and to defer interest payments for six (6) months. As consideration for the extension, the Company and GE have agreed to increase the principal portion of the loan by $500,000 and the Company recorded deferred financing fees, which were amortized over an eighteen (18) month period. The Company and G.E. Capital had negotiated another waiver agreement as of September 13, 2001 pursuant to which G.E. Capital agreed to a six (6) month deferral of interest payments and a twelve (12) month deferral of principal payments provided (i) we granted G.E. Capital a lien on all of its assets (ii) we paid G.E. Capital 60% of all proceeds from the sale of its CoinBank machines (iii) we obtained subordination agreements from all of our noteholders prior to December 30, 2001 whereby the noteholders subordinate their lien to that of G.E. Capital (iv) the sum of $250,000 is added to the outstanding principal amount of the loan, which is being amortized over a twelve (12) month period. On September 27, 2002 the Company entered into an agreement with GE to pay the total debt outstanding in twelve (12) monthly payments beginning October 15, 2002 of which the first eleven (11) consisting of interest only and the payment twelve (12) consisting of all outstanding principal, interest and fees. The Company agreed to (i) pay 9.5% per annum for the first six (6) payments (ii) pay 11.5% per annum for the last six (6) payments (iii) a minimum of 18% if the Company was to become in default (iv) 5% late fee if a payment is received ten (10) days after the payment date and (v) 90% of all gross proceeds received from the sale of presently owned CoinBank machines. Since 2000, the Company has entered into the first of several loan modifications with G.E. which have been paid as agreed and the current modification shall expire in March, 2004. As of August 31, 2003, we owed $3,822,294, which includes the principal, financing fees and unpaid interest.

On October 9, 2003, the Company entered into an agreement with GE Capital to pay the outstanding debt over a period of twelve months beginning on November 1, 2003. The first eleven payment will consist of interest only at a rate of 9.5% annum and the twelfth payment consisting of all unpaid principal, interest and any other fees outstanding.

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 thru December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the $3.3 million in secured convertible debt to the noteholders, to be consummated in November, 2003. As of August 25, 2003, noteholders representing approximately 27% of the total value of notes have advised that they agree to convert to equity on the proposed terms, subject to definitive documentation. Noteholders representing an additional 48% of the total value of notes have given non-binding written indications of their intent to convert on the terms proposed upon receipt of formal documentation. As of August 31, 2003, we owed $4,455,275 in principal and interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to the shareholders during the quarter ended August 31, 2003. Also the Company has not had any meetings of shareholders during the last three calendar years. The Company anticipates holding a shareholders meeting within the next 3 to 6 months.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbans-Oxley Act

(b)	Reports on Form 8-K

NONE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB-A for the fiscal quarter ended August 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized the 15th day of October 2003.

CASH TECHNOLOGIES, INC.

By:	/S/ Bruce Korman

Bruce Korman
President and Chief Executive Officer

By:	/S/ Edmund King

Edmund King
Chief Financial Officer