Form 10QSB
period 2003-11-30
CASH TECHNOLOGIES INC
filed 2004-01-20
CIK 1022964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED NOVEMBER 30, 2003

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

On January 15, 2004, there were 12,077,895 shares of common stock, $ .01 par value, issued and outstanding.

CASH TECHNOLOGIES, INC.

FORM 10-QSB

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	NOVEMBER 30, 2003	MAY 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,941	$1,874
Accounts receivable	2,383	2,484
Prepaid expenses and other current assets	—	4,057
Other receivable	28,035	28,035

Total Current Assets	60,359	36,450

CoinBank machines held for sale (Note 1(j))	834,223	862,090

PROPERTY AND EQUIPMENT (net) (Note 2 )	26,645	29,051

CAPITALIZED SOFTWARE COSTS (Note 1(r))	1,725,952	2,005,836

OTHER ASSETS	72,427	69,187

TOTAL ASSETS	$2,719,606	$3,002,614

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 3)	$4,412,080	$4,371,527
Due to Officers and Directors (Note 9)	121,085	121,085
Convertible debt (Note 4)	885,070	4,362,731
Due to Shareholders (Note 4)	70,750	70,750
Accounts payable	931,665	1,062,170
Accrued liabilities	1,816,746	1,493,209
Bank overdraft	197,800	197,800
Dividend payable	1,160,934	1,010,876

Total Current Liabilities	9,596,129	12,690,148

Long-Term Notes Payable (Note 3)	—
Long-Term Convertible Debt (Note 4)	—	—

TOTAL LIABILITIES	9,596,129	12,690,148

COMMITMENTS & CONTINGENCIES (Note 10)	—	—

MINORITY INTEREST	945	22,044

STOCKHOLDERS’ DEFICIENCY: (Note 6)

Cumulative Redeemable Preferred Stock	1,758,688	1,758,688

Common Stock	118,607	85,191

Additional Paid-In-Capital	27,939,646	22,753,598
Accumulated Deficit	(36,694,409)	(34,307,055)

Total stockholders’ deficiency	(6,877,468)	(9,709,578)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,719,606	$3,002,614

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THREE MONTHS ENDED NOVEMBER 30,		FOR SIX MONTHS ENDED NOVEMBER 30,
	2003	2002	2003	2002
NET REVENUES	$15,000	$45,492	$86,525	$232,863
COST OF REVENUES	2,358	41,392	34,048	171,850

GROSS PROFIT (LOSS)	12,642	4,100	52,477	61,013

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	667,713	619,958	1,352,390	1,318,859
RESEARCH & DEVELOPMENT EXPENSE	30,000	72,346	60,000	167,000
DEPRECIATION & AMORTIZATION EXPENSE	141,145	147,149	282,290	294,711

OPERATING LOSS	(826,216)	(835,353)	(1,642,203)	(1,719,557)

INTEREST EXPENSE	118,584	187,561	295,636	416,694

LOSS BEFORE INCOME TAXES	(944,800)	(1,022,914)	(1,937,839)	(2,136,251)
INCOME TAXES	—	—	—	—

Minority Interest	$(10,399)	$(11,399)	$(21,099)	$(11,399)

LOSS - Continuing Operations	$(934,401)	$(985,595)	$(1,916,740)	$(2,098,932)
LOSS - Discontinuined Operations	$—	$(25,920)	$—	$(25,920)

NET LOSS	$(934,401)	$(1,011,515)	$(1,916,740)	$(2,124,852)

Dividends & deemed dividends	$111,141	$108,633	$302,555	$262,240

Net loss allocable to common shareholders	$(1,045,542)	$(1,120,148)	$(2,219,295)	$(2,387,092)

Basic and diluted net loss per share	$(0.12)	$(0.20)	$(0.25)	$(0.42)

Basic and diluted weighted average shares of common stock outstanding	8,904,995	5,636,470	8,904,995	5,636,470

See notes to consolidated financial statements.

CASH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE SIX MONTHS ENDED NOVEMBER 30,
	2003	2002
OPERATING ACTIVITIES:
Net loss	$(1,916,740)	$(2,124,852)
Adjustments to reconcile net loss to net cash used by operating activities:

Minority interest	(21,099)	(11,399)
Amortization of capitalized software	279,884	279,885
Noncash deemed interest expense	—	83,333
Noncash compensation expense	258,209	162,598
Depreciation expense	2,406	16,750

Changes in operating assets and liabilities:

Account receivable	101	(8,322)
CoinBank machines held for sale	27,867	125,401
Prepaid expenses and other current assets	4,057	(25,000)
Other assets	(3,240)	—
Accounts payable	(217,590)	135,268
Accrued interest	256,671	262,245
Accrued expenses and other current liabilities	321,926	290,435

Net cash used in operating activities	(1,007,548)	(813,658)

INVESTING ACTIVITIES:

Purchase of property and equipment	—	(969)

Net cash provided by (used in) investing activities	—	(969)

FINANCING ACTIVITIES:

Bank overdraft	—	2,233
Proceeds from conversion of warrants	235,910	100,000
Proceeds from short-term debt	—	98,448
Proceeds from common stock of subsidiary	—	45,000
Repayments on short-term debt	—	(150,000)
Proceeds from sale of common stock	799,705	300,000

Net cash provided by financing activities	1,035,615	395,681

CHANGE IN CASH AND CASH EQUIVALENTS	28,067	(418,946)

Cash and Cash Equivalents, Beginning of Period	1,874	419,704

Cash and Cash Equivalents, End of Period	$29,941	$758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion of preferred stock into common stock	$—	$146,000
Conversion of convertible debt into common stock	$3,606,695	$—
Issuance of common stock for services performed	$317,474	$162,600
Dividends declared on preferred stock	$168,057	$173,575
Dividends paid on preferred stock with common stock	$18,000	$—
Deemed dividend on warrants issued	$302,505	$88,665
Conversion of shareholder warrants	$235,910	$262,000

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

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (the “Company”), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2003 and the results of operation and cash flows for the three and six month periods ended November 30, 2003 and 2002. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Form 10-KSB for the year ended May 31, 2003, filed with the SEC. The results of operations for the three and six months period ended November 30, 2003, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $30,000 for the three month period ended November 30, 2003.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended November 30, 2003, the Company amortized an additional $139,942 of capitalized software.

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

The second “high risk development issue” was obtaining independent ATM certification for our new messaging architecture. In order to process ATM transactions, the software being developed has to be certifiable by one of the major authorized ATM networks (such as Star, MAC, etc.) for interfacing with the global ATM network. We partnered with a third-party ATM software provider to assist in these efforts, instead of developing the software for this step ourselves. This significantly reduced our costs to obtain certification and complete this high risk development step because we were able to incorporate and modify the third party’s software, which had been previously certified, and re-certify it rather than develop our own in-house ATM software from scratch. A per-transaction license fee will be paid by Cash Technologies to the third party when the system starts generating transactions, thereby further reducing our development costs because we avoided upfront licensing fees. Certification was obtained in August of 1999 and the EMMA software was then deemed feasible.

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

Our offered products such as ATM-X and POS-X were originally contemplated in the detailed program design established prior to September 1999. The Company has given trade names such as ATM-X and POS-X (referring to whether EMMA would be running an ATM or at a retail point of sale) since such time to help market the uses of EMMA.

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

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract. In September 2002, Cash Technologies, Inc. loaned McNeely and Willmon the amount of $79,999. Pursuant to the promissory notes the funds were due to be returned in December 2002. Despite repeated collection attempts, both McNeely and Willmon refused to repay the funds. The Company’s lawsuit sought an amount in excess of $79,999. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages. In November 2003, the Company entered into a settlement agreement with McNeely and Willmon requiring McNeely and Willmon to pay a total of $50,000 over a three month period. These amounts have been paid as of January 12, 2004, and all claims against the Company have been dismissed, satisfying all conditions of the settlement.

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against the Company for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and was unaware of the existence of the case. Subsequent settlement negotiations resulted in a tentative settlement agreement with KIS on July 7, 2003 which has not been performed as of January 14, 2004. If this matter is not otherwise settled, it is likely that the Company will initiate legal action to set aside the judgment and take other appropriate measures. In such event the Company will incur substantial legal fees and there is no assurance that we would succeed in setting aside the judgment or prevailing in any subsequent litigation.

NOTE 3: STOCKHOLDERS EQUITY

On September 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 5 units at an aggregate of $25,000 of its securities to 2 European shareholders. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 12,821 common stock purchase warrants. The Company received gross proceeds of $125,000 in conjunction with this placement. The warrants have an exercise price of $1.00 per share and are exercisable for five years. There was a deemed dividend expense of $99,584 in conjunction with this offering.

In September 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities. The unit comprised of 62,500 shares of Common Stock.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 69,000 shares of the Company’s common stock to four investors for $52,440.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $25,000 of its securities to a European investor. The unit comprised of (i) 31,250 shares of Common Stock and (ii) 10,417 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. There was a deemed dividend expense of $11,557 in conjunction with this offering.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 25,000 shares of the Company’s common stock to an individual for $20,000.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 10,000 shares of the Company’s common stock to an individual for $8,000.

During the quarter ended November 30, 2003, the Company awarded 125,000 shares of the Company’s common stock to a former director of the Company as part of a consulting agreement. A compensation expense of $130,000 was recorded in conjunction with this award.

During the quarter ended November 30, 2003, noteholders representing $3,606,695 of principal and interest amount converted their notes into 1,442,682 shares of the Company’s common stock. The conversion was completed at a rate of $2.50 per share.

On December 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $70,000 of its securities. The unit comprised of (i) 87,500 shares of Common Stock and (ii) 20,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

NOTE 4: RELATED PARTY TRANSACTIONS

In April 2001, the Company had obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on the Company’s Board of Directors. The total amount of this loan is still outstanding. The loan bears an interest rate of 10% per annum and is payable upon demand. As of the quarter ended November, 2003 the Company has accrued $20,000 in interest with regards to this loan. The Company has issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 has been recorded in conjunction with the warrants.

As of November 30, 2003, the Company has outstanding short-term loans of an aggregate principal amount of $46,085 from Bruce Korman (and related parties) who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of November 30, 2003, the Company had $224,264 in arrears in salary to Mr. Korman.

As of November 30, 2003, the Company had $66,352 in arrears in salary to Mr. Darryl Bergman. Mr. Bergman serves as the Chief Technology Officer of the Company.

NOTE 5: SHORT-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to the Company’s inability to repay G.E. on the original terms, on September 29, 2000 the Company entered into the first of several loan modifications with G.E. The most recent modification, which shall expire in October, 2004, requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity. As of January 10, 2004 the loan is current. As of November 30, 2003, we owed $3,899,294, which includes the principal, financing fees and unpaid interest.

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the $3.3 million in secured convertible debt to the noteholders, expected to be consummated in January, 2004. The proposed terms include reducing the conversion price of the notes to $2.50 per share and the conversion price of the warrants to $0.65.

As of November 14, 2003, noteholders representing $3,606,695 of principal and interest, approximately 80% of the total value of notes, have converted their notes into 1,442,682 shares of the Company’s common stock at $2.50 per share. The Company is in discussions with the remaining noteholders. As of November 30, 2003, we still owed $885,070 in principal and interest.

NOTE 6: LONG-TERM DEBT

NONE

NOTE 7: STOCK BASED COMPENSATION

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123 and SFAS 148, the Company’s net loss and loss per share for the three and six month periods ended November 30, 2003 and November 30, 2002, would have been increased to the pro forma amounts presented below:

	FOR THREE MONTHS ENDED NOVEMBER 30,		FOR SIX MONTHS ENDED NOVEMBER 30,
	2003	2002	2003	2002
Net Loss

As Reported	(934,401)	(985,595)	(1,916,740)	(2,098,932)
Pro Forma	(1,045,542)	(1,180,054)	(2,219,295)	(2,446,998)

Basic and Diluted Loss Per Common Share

As Reported	(0.10)	(0.17)	(0.22)	(0.37)
Pro Forma	(0.12)	(0.21)	(0.25)	(0.43)

For the six month period ended November 30, 2003, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1998-2003, expected life of the option is 5 years, expected volatility of 38%, risk free interest rate of 3.46% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $5.38 per option.

For the six month period ended November 30, 2002, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1997-2002, expected life of the option is 5 years, expected volatility of 51%, risk free interest rate of 3.31% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $5.38 per option.

NOTE 8: SEGMENT REPORTING

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

Information on the Company’s business segments for the:

	Three months ended November 30,		Six months ended November 30,
	2003	2002	2003	2002
Net Revenues and Sales:

CoinBank machines	$—	$45,492	$46,525	$211,616
EMMA	—	—	25,000	21,247
Unallocated	15,000	—	15,000	—

	15,000	45,492	86,525	232,863

Interest expense:

CoinBank machines	2,336	2,336	4,671	4,821
EMMA	—	—	—	—
Unallocated	116,284	185,225	290,965	411,873

	118,584	187,561	295,636	416,694

Depreciation:

CoinBank machines	—	5,849	—	11,697
EMMA	139,942	139,942	279,884	279,884
Unallocated	1,203	1,358	2,407	3,130

	141,145	147,149	282,291	294,711

Segment profit (loss) before discontinued operations:

CoinBank machines	(73,139)	(192,571)	(126,702)	(385,165)
EMMA	—	—	—	—
Unallocated	(861,262)	(793,324)	(1,790,038)	(1,713,767)

	(934,401)	(985,595)	(1,916,740)	(2,098,932)

Net identifiable assets:

CoinBank machines	834,223	903,891	834,223	903,891
EMMA	1,725,952	2,285,720	2,285,720	2,285,720
Unallocated	159,431	201,977	159,431	201,977

	2,719,606	3,391,608	2,719,606	3,391,608

NOTE 9: DISCONTINUED OPERATIONS

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

	QUARTER ENDED NOVEMBER 30,
	2003	2002
NET REVENUES	$—	$27,624
COST OF REVENUES	—	27,129

GROSS PROFIT (LOSS)	—	495

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	—	26,415
DEPRECIATION & AMORTIZATION EXPENSE	—	—

OPERATING LOSS	—	(25,920)
INTEREST EXPENSE	—	—

LOSS BEFORE INCOME TAXES	—	(25,920)

INCOME TAXES	—	—

LOSS - DISCONTINUED OPERATIONS	—	(25,920)

NOTE 10: MINORITY INTEREST

As of November 30, 2003, the Company has received $443,000 in net proceeds from shareholders for an equity share in the Company’s subsidiary of CT Holdings, LLC. The shareholders own 13.65% while the Company owns 86.35%. The proceeds from this have been used to further develop the BONUS product for CT Holdings, LLC as well as for working capital for CT Holdings, LLC and Cash Technologies, Inc. During the quarter ended November 30, 2003, the Company has allocated $10,399 of losses in CT Holdings, LLC to minority interest.

NOTE 11: SUBSEQUENT EVENTS

On December 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $70,000 of its securities. The unit comprised of (i) 87,500 shares of Common Stock and (ii) 20,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

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

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to “we,” “our” or “Cash Tech” refers to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation, incorporated in May, 1994, which became a subsidiary in January, 1996; CoinBank Automated Systems, Inc., a Delaware corporation, incorporated in November, 1995; and CoinBank Automation Handels GmbH, Salzburg, Austria incorporated in February, 1998. In December, 2001, we created a new subsidiary, Cintelia Systems Inc., a Delaware corporation and in June, 2002 we created another subsidiary CT Holdings, LLC, also a Delaware corporation of which we currently own 86.65%. Unless the context otherwise requires, references herein to “we” or “us” refers to Cash Technologies, Inc., and its wholly-owned and majority owned subsidiaries, National Cash Processors, Inc., CoinBank Automated Systems, Inc., Cintelia Systems, Inc. and CoinBank Automation Handels GmbH, Salzburg, Austria. Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

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

Over the past three fiscal years and since, numerous business milestones were achieved by the Company, including the following:

•	We were issued a U.S. patent for essential elements of our EMMA technology

•	We were issued a U.S. patent for critical components of our CoinBank coin counting machine

•	The EMMA software was deemed ready for market.

•	The BONUS™ bank check cashing application was created

•	Our CT Holdings subsidiary was formed to market BONUS

•	A supply agreement was signed with Diebold, Inc. to permit Diebold to distribute our CoinBank machines to its customers. Approximately 46 CoinBank machines have been shipped under the Diebold agreement since August 2002.

•	The Company’s first transaction revenue-generating contract was signed with Popular Cash Express, a Banco Popular division, for our MFS™ mobile check cashing product.

•	The Company began the Popular Cash Express (PCE) pilot in December, 2002. The pilot was successfully concluded and an agreement was signed in June, 2003 to roll out the system to their mobile locations. The rollout, interrupted by a sale of the mobile business unit, is underway.

•	The Company signed an agreement for the distribution of CoinBank machines in Europe through Cash Solutions Geld., Ges.m.b.H., an NCR Corporation supplier in June 2002. The product launch, including the creation of sales literature, customer presentations, technician training, etc. is underway and the first orders have been received.

•	In August, 2003, the Company proposed the conversion to equity of its $3.3 million principal value of secured convertible debt to the noteholders. As of November 14, 2003, noteholders representing $3,606,695 of principal and interest, approximately 80% of the total value of notes, have converted their notes into 1,442,682 shares of the Company’s common stock at $2.50 per share.

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

Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $30,000 for the three month period ended November 30, 2003.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended November 30, 2003, the Company amortized an additional $139,942 of capitalized software.

Commercial Cash Processing

Cash Technologies, Inc. operated a cash processing facility in Los Angeles, California, where it counted currency purchased in bulk at a small discount from face value. We then sorted, wrapped and resold the currency to various retail customers at face value plus a small fee or deposited it at face value at the Federal Reserve Bank for credit to our account. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will and has resulted in a significant reduction in the Company’s gross revenue. As of August 31, 2003, the Company does not have any cash processing customers and, due to our focus on our other businesses, we chose not to pursue other cash processing customers. Cash processing was considered as discontinued operations in the fourth quarter of fiscal year ended May 31, 2003.

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

The Company has entered into an OEM arrangement to supply Diebold, Inc. with CoinBank machines for Diebold, Inc. to sell through its sales force. The first 33 machines under this relationship have been shipped since August 2002 for an aggregate proceeds of $236,104. The Company also sold 9 other machines during the same period to other customers for additional gross proceeds of $56,750.

On June 30, 2003, CoinBank Automations Handels Ges.m.b.H. (“CoinBank Europe”), an Austrian corporation and wholly owned subsidiary of Cash Technologies, Inc., signed an agreement with Cash Solutions Geld., Ges.m.b.H. (“Cash Solutions”), an Austrian corporation, for Cash Solutions to exclusively distribute our CoinBank® self-service coin counting machines in Europe. Cash Solutions will supply the machines to NCR Corporation and others. NCR is one of the world’s largest banking equipment providers and will in turn market the machines to its bank customers in Europe directly and indirectly through its distributors.

The agreement requires that Cash Solutions purchase certain minimum quantities each year to maintain its exclusivity and allows for the parties to share in manufacturing cost reductions realized as production quantities increase from sales. The machines, engineered in the U.S. and Austria by Cash Tech and CoinBank Europe, are manufactured under contract to CoinBank Europe by a prestigious European equipment at its ISO 2002 manufacturing facilities in Austria.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2003, COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 2002.

Net revenues for the three-month period ended November 30, 2003 decreased to $15,000 compared to $45,492 for the 2002 period. The decrease in net revenue was primarily attributable to the decrease in amount of CoinBank machines sold during the current period.

Cost of revenues for the three-month period ended November 30, 2003, was $2,358 compared to $41,392 for the quarter ended November 30, 2002. The decrease in direct costs was primarily attributable to the decrease in amount of CoinBank machines sold during the current period.

Gross profit for the three months ended November 30, 2003 was $12,642 compared to $4,100 for the three months ended November 30, 2002. The increase in gross profit was related to the decrease in the amount of CoinBank machines sold and an increase in other income.

Selling, General and Administrative expenses for the three months ended November 30, 2003, increased to $667,713 compared to $619,958 for the three months ended November 30, 2002. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Research and development expenses for the three months ended November 30, 2003, $30,000, compared to $72,346 for the three months ended November 30, 2002. The decrease was the result of the allocation of the Company’s limited resources from development to working capital.

Depreciation and amortization expenses for the three months ended November 30, 2003, and 2001, were $141,145 and $147,149, respectively.

Interest expense for the three months ended November 30, 2003 and 2002, was $118,584 and $187,561, respectively. The decrease related to reduction in interest expense recognized in relation to GE Capital loan deferments and the conversion of convertible debt.

Minority Interest allocation of losses for the three months ended November 30, 2003 was $10,399 compared to $11,399 for the period ended November 30, 2003.

As a result of the foregoing, net losses from continuing operations for the three months ended November 30, 2003 and 2002, were $934,401 and $985,595 respectively.

SIX MONTHS ENDED NOVEMBER 30, 2003, COMPARED TO SIX MONTHS ENDED NOVEMBER 30, 2002.

Net revenues for the six-month period ended November 30, 2003 decreased to $86,525 compared to $232,863 for the 2002 period. The decrease in net revenue was primarily attributable to the decrease in the amount of CoinBank machines sold offset by the increase in other revenue.

Cost of revenues for the six-month period ended November 30, 2003, was $34,048 compared to $171,850 for the quarter ended November 30, 2002. The decrease in direct costs was primarily the result of a decrease in the cost of coin machines sold.

Gross profit for the six months ended November 30, 2003 was $52,477 compared to $61,013 for the six months ended November 30, 2002. The decrease in gross profit was directly related to the decrease in CoinBank machines sold.

Selling, General and Administrative expenses for the six months ended November 30, 2003, increased to $1,352,390 compared to $1,318,859 for the six months ended November 30, 2002. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Research and development expenses for the six months ended November 30, 2003, $60,000, compared to $167,000 for the six months ended November 30, 2002. The decrease was the result of the allocation of the Company’s limited resources from development to working capital.

Depreciation and amortization expenses for the six months ended November 30, 2003, and 2002, were $282,290 and $294,711, respectively.

Interest expense for the six months ended November 30, 2003 and 2002, was $295,636 and $416,694, respectively. The decrease is directly related to reduction in interest expense recognized in relation to GE Capital loan deferments.

Minority Interest allocation of losses for the six months ended November 30, 2003 was $21,099 compared to $11,399 for the period ended November 30, 2002.

As a result of the foregoing, net losses from continuing operations for the six months ended November 30, 2003 and 2002, were $1,916,740 and $2,098,932 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At November 30, 2003, the Company had a working capital deficit of $9,535,770 compared to a working capital deficit of $8,837,518 for the same quarter in 2002. At January 10, 2004, the Company had a cash balance of approximately $10,000. The Company’s current monthly operating costs without any interest or principal payments on debt, amortization of warrants and depreciation expense; is approximately $175,000 per month. We are in a desperate need for working capital. To date we have been funding our operations through the issuance of equity in private placement transactions with existing shareholders or persons with whom we have relationships, including affiliates of shareholders. There can be no assurance that we will be able to continue to raise required working capital in this manner.

Since inception, the Company has satisfied its working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from stockholders of the Company. Furthermore, the Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted in a significant reduction in the Company’s gross revenue. As of November 30, 2003 the Company does not have any cash processing customers. The company chose to discontinue operations in the fourth quarter of fiscal year ended May 31, 2003.

The Company’s independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2003, which indicated a substantial doubt as to the ability of the Company to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs.

Net cash used by operating activities was $1,007,548 for the six months ended November 30, 2003 compared to $813,658 for the six months ended November 30, 2002. The increase of net cash used by operating activities, during the 2003 period was primarily due to the effects of the decreases in accounts payable of $352,858 and CoinBank machines held for sale of $97,534 offset by the effects of the increases in non-cash compensation expense of $95,611 and accrued expenses of $31,491.

Net cash used in investing activities was $0 for the six months ended November 30, 2003, compared to $969 for the six months ended November 30, 2002.

Net cash provided by financing activities for the six months ended November 30, 2003, was $1,035,615 as compared to $395,681 for the six months ended November 30, 2002. The increase in net cash provided by financing activities for the 2003 period was primarily attributable to increases in proceeds from the issuance of common stock of $499,705 and proceeds from conversion of warrants $135,910 offset by decreases in repayments of short-term debt of $150,000.

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to the Company’s inability to repay G.E. on the original terms, on September 29, 2000 the Company entered into the first of several loan modifications with G.E. The most recent modification, which shall expire in October, 2004, requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity. As of January 10, 2004 the loan is current. As of November 30, 2003, we owed $3,899,294, which includes the principal, financing fees and unpaid interest.

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the $3.3 million in secured convertible debt to the noteholders, expected to be consummated in January, 2004. The proposed terms include reducing the conversion price of the notes to $2.50 per share and the conversion price of the warrants to $0.65.

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the $3.3 million in secured convertible debt to the noteholders, expected to be consummated in January, 2004. The proposed terms include reducing the conversion price of the notes to $2.50 per share and the conversion price of the warrants to $0.65.

As of November 14, 2003, noteholders representing $3,606,695 of principal and interest, approximately 80% of the total value of notes, have converted their notes into 1,442,682 shares of the Company’s common stock at $2.50 per share. The Company is in discussions with the remaining noteholders. As of November 30, 2003, we still owed $885,070 in principal and interest.

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

In July 2003, the Company issued a total of 224,543 shares of the Company’s common stock to its consultants in lieu of cash payments. The 224,543 shares included 82,619 shares paid to developers in lieu of cash payments for services rendered. The remaining 141,924 were part of various consulting agreements. The total 224,543 shares represented a cash value of $183,474.

In July 2003, the Company received $235,910 from warrant holders to exercise 362,940 warrants into 362,940 shares of the Company’s common stock.

On September 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 5 units at an aggregate of $25,000 of its securities to 2 European shareholders. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 12,821 common stock purchase warrants. The Company received gross proceeds of $125,000 in conjunction with this placement. The warrants have an exercise price of $1.00 per share and are exercisable for five years. There was a deemed dividend expense of $99,584 in conjunction with this offering.

In September 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities. The unit comprised of 62,500 shares of Common Stock.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 69,000 shares of the Company’s common stock to four investors for $52,440.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $25,000 of its securities to a European investor. The unit comprised of (i) 31,250 shares of Common Stock and (ii) 10,417 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. There was a deemed dividend expense of $11,557 in conjunction with this offering.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 25,000 shares of the Company’s common stock to an individual for $20,000.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 10,000 shares of the Company’s common stock to an individual for $8,000.

During the quarter ended November 30, 2003, the Company awarded 125,000 shares of the Company’s common stock to a former director of the Company as part of a consulting agreement. A compensation expense of $130,000 was recorded in conjunction with this award.

On December 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $70,000 of its securities. The unit comprised of (i) 87,500 shares of Common Stock and (ii) 20,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

In April 2001, the Company had obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on the Company’s Board of Directors. The total amount of this loan is still outstanding. The loan bears an interest rate of 10% per annum and is payable upon demand. As of the quarter ended November, 2003 the Company has accrued $20,000 in interest with regards to this loan. The Company has issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 has been recorded in conjunction with the warrants.

As of November 30, 2003, the Company has outstanding short-term loans of an aggregate principal amount of $46,085 from Bruce Korman (and related parties) who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of November 30, 2003, the Company had $224,264 in arrears in salary to Mr. Korman.

As of November 30, 2003, the Company had $66,352 in arrears in salary to Mr. Darryl Bergman. Mr. Bergman serves as the Chief Technology Officer of the Company.

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

Additionally, the Board, in response to the passage of the Sarbanes-Oxley Act of 2002, among other actions, formed a Disclosure Committee comprised of various members of our management team. The Disclosure Committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures. Other than as described above, there have been no changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to November 30, 2003.

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

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract. In September 2002, Cash Technologies, Inc. loaned McNeely and Willmon the amount of $79,999. Pursuant to the promissory notes the funds were due to be returned in December 2002. Despite repeated collection attempts, both McNeely and Willmon refused to repay the funds. The Company’s lawsuit sought an amount in excess of $79,999. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages. In November 2003, the Company entered into a settlement agreement with McNeely and Willmon requiring McNeely and Willmon to pay a total of $50,000 over a three month period. These amounts have been paid as of January 12, 2004, and all claims against the Company have been dismissed, satisfying all conditions of the settlement.

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against the Company for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and was unaware of the existence of the case. Subsequent settlement negotiations resulted in a tentative settlement agreement with KIS on July 7, 2003 which has not been performed as of January 14, 2004. If this matter is not otherwise settled, it is likely that the Company will initiate legal action to set aside the judgment and take other appropriate measures. In such event the Company will incur substantial legal fees and there is no assurance that we would succeed in setting aside the judgment or prevailing in any subsequent litigation.

ITEM 2. CHANGE IN SECURITIES

On September 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 5 units at an aggregate of $25,000 of its securities to 2 European shareholders. The unit comprised of (i) 38,462 shares of Common Stock and (ii); 12,821 common stock purchase warrants. The Company received gross proceeds of $125,000 in conjunction with this placement. The warrants have an exercise price of $1.00 per share and are exercisable for five years. There was a deemed dividend expense of $99,584 in conjunction with this offering.

In September 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $50,000 of its securities. The unit comprised of 62,500 shares of Common Stock.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 69,000 shares of the Company’s common stock to four investors for $52,440.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $25,000 of its securities to a European investor. The unit comprised of (i) 31,250 shares of Common Stock and (ii) 10,417 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. There was a deemed dividend expense of $11,557 in conjunction with this offering.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 25,000 shares of the Company’s common stock to an individual for $20,000.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 10,000 shares of the Company’s common stock to an individual for $8,000.

During the quarter ended November 30, 2003, the Company awarded 125,000 shares of the Company’s common stock to a former director of the Company as part of a consulting agreement. A compensation expense of $130,000 was recorded in conjunction with this award.

During the quarter ended November 30, 2003, noteholders representing $3,606,695 of principal and interest amount converted their notes into 1,442,682 shares of the Company’s common stock. The conversion was completed at a rate of $2.50 per share.

On December 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $70,000 of its securities. The unit comprised of (i) 87,500 shares of Common Stock and (ii) 20,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the $3.3 million in secured convertible debt to the noteholders, expected to be consummated in January, 2004. The proposed terms include reducing the conversion price of the notes to $2.50 per share and the conversion price of the warrants to $0.65.

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the $3.3 million in secured convertible debt to the noteholders, expected to be consummated in January, 2004. The proposed terms include reducing the conversion price of the notes to $2.50 per share and the conversion price of the warrants to $0.65.

As of November 14, 2003, noteholders representing $3,606,695 of principal and interest, approximately 80% of the total value of notes, have converted their notes into 1,442,682 shares of the Company’s common stock at $2.50 per share. The Company is in discussions with the remaining noteholders. As of November 30, 2003, we still owed $885,070 in principal and interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to the shareholders during the quarter ended November 30, 2003. The Company did hold a shareholders meeting on January 5, 2004, the first for the Company in the last three (3) calendar years.

Results of the Annual Meeting

The Meeting was held on January 5, 2004 at the Company’s offices in Los Angeles, California. The Company’s Proxy Statement was mailed to shareholders on or about December 15, 2003.

Shareholders were requested to vote and act upon the following several items:

1. the election of five directors;

2. a proposal to amend the Company’s Employee Option plan, including amendments to increase the number of shares reserved under the Employee Plan and certain grants to the Company’s Chief Executive Officer;

3. a proposal to amend the Company’s Director Option Plan, including amendments to increase the number of shares reserved under the Director Plan and an increase in the number of options granted to directors; and

4. a proposal to approve the conversion terms of the Company’s outstanding Series B Preferred stock.

At the meeting, shareholders representing an aggregate of 5,029,990 shares were present either in person or by proxy, representing 51% of the total outstanding. For purpose of the Meeting, at the record date of November 24, 2003, there were 9,895,155 shares issued and outstanding.

All of the proposals and all of the nominees for directors were approved by shareholders. The voting was as follows:

1.	Election of Directors

Name	Votes For	Votes Against	Withheld Vote
Bruce Korman	5,025,494	4,496	0
Robert Fagenson	5,027,640	2,350	0
Richard Miller	5,027,640	2,350	0
Kevin Walls	5,027,640	2,350	0
David Grano	5,027,640	2,350	0

2.	Proposal to Amend the Employee Option Plan

Votes For	Votes Against	Abstentions/NonVotes
4,837,290	187,700	5,000

3.	Proposal to Amend the Director Option Plan

Votes For	Votes Against	Abstentions/NonVotes
4,803,190	221,800	5,000

4.	Proposal to Approve Conversion Terms of Series B Preferred Stock

Votes For	Votes Against	Abstentions/NonVotes
4,992,110	32,880	5,000

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K

NONE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB-A for the fiscal quarter ended November 30, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized the 20th day of January, 2004.

CASH TECHNOLOGIES, INC.

By: /S/ Bruce Korman
Bruce Korman
President and Chief Executive Officer

By: /S/ Edmund King
Edmund King
Chief Financial Officer