Form 10QSB
period 2004-02-29
CASH TECHNOLOGIES INC
filed 2004-04-14
CIK 1022964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED FEBRUARY 29, 2004

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

On April 11, 2004, there were 12,405,848 shares of common stock, $ .01 par value per share, issued and outstanding.

CASH TECHNOLOGIES, INC.

FORM 10-QSB

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	FEBRUARY 29, 2004	MAY 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$169,476	$1,874
Prepaid expenses	—	4,057
Accounts receivable	3,381	2,484
Other receivables	28,035	28,035

Total current assets	200,892	36,450

COIBANK MACHINERY HELD FOR SALE	834,223	862,090

PROPERTY AND EQUIPMENT (net)	25,732	29,051

CAPITALIZED SOFTWARE COSTS	1,586,010	2,005,836

DEFERRED FINANCING FEES	—	—

OTHER ASSETS	92,821	69,187

TOTAL ASSETS	$2,739,678	$3,002,614

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Current maturities of notes payable	4,488,844	4,371,527
Due to officers and directors	143,090	121,085
Convertible debt	901,995	4,362,731
Due to Shareholders	—	70,750
Accounts payable	964,021	1,062,170
Accrued liabilities	1,862,426	1,493,209
Bank overdraft	197,800	197,800
Dividend payable	1,235,963	1,010,876

Total current liabilities	9,794,139	12,690,148

Long-term convertible debt	—	—

TOTAL LIABILITIES	9,794,139	12,690,148

COMMITMENTS & CONTINGENCIES

MINIORITY INTEREST	(11,547)	22,044

STOCKHOLDERS’ DEFICIENCY:
Common stock	129,586	85,191
Preferred stock	1,758,688	1,758,688
Additional paid in capital	28,965,298	22,753,598
Accumulated deficit	(37,896,486)	(34,307,055)

Total stockholders’ deficiency	(7,042,914)	(9,709,578)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,739,678	$3,002,614

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	FEBRUARY 29, 2004	FEBRUARY 28, 2003	FEBRUARY 29, 2004	FEBRUARY 28, 2003
NET REVENUES	25,998	62,337	112,523	267,576
COST OF REVENUES	8,153	44,773	42,201	189,494

GROSS PROFIT	17,845	17,564	70,322	78,082

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	796,731	615,591	2,149,120	1,908,035
RESEARCH & DEVELOPMENT EXPENSE	30,000	60,000	90,000	227,000
DEPRECIATION & AMORTIZATION EXPENSE	140,854	146,994	423,145	441,705

OPERATING LOSS	(949,740)	(805,021)	(2,591,943)	(2,498,658)

INTEREST EXPENSE	130,128	166,069	425,764	582,763

LOSS BEFORE INCOME TAXES	(1,079,868)	(971,089)	(3,017,707)	(3,081,420)
INCOME TAXES	2,400	—	2,400	—

Minority Interest	(12,492)	(10,559)	(33,590)	(21,958)

LOSS - Continuing Operations	(1,069,776)	(960,530)	(2,986,517)	(3,059,462)
LOSS - Discontinued Operations	—	—	—	(25,921)

NET LOSS	$(1,069,776)	$(960,530)	$(2,986,517)	$(3,085,383)

Dividends & deemed dividends	$132,300	$351,062	$602,863	$613,302

Net loss allocable to common shareholders	$(1,202,076)	$(1,311,592)	$(3,589,380)	$(3,698,685)

Basic and diluted net loss per share	$(0.12)	$(0.21)	$(0.35)	$(0.58)

Basic and diluted weighted average shares of common stock outstanding	10,172,309	6,383,273	10,172,309	6,383,273

See notes to consolidated financial statements.

CASH TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE NINE MONTHS ENDED
	February 29,	February 28,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(2,986,517)	$(3,085,383)
Adjustments to reconcile net loss to net cash used by operating activities:

Minority interest	(33,591)	(21,958)
Amortization of capitalized software	419,826	419,826
Noncash deemed interest expense	—	83,333
Noncash compensation expense	270,663	162,600
Depreciation expense	3,319	24,764

Changes in operating assets and liabilities:

Account receivable	(897)	6,522
CoinBank machines held for sale	27,867	167,202
Prepaid expenses and other current assets	4,057	(25,000)
Other assets	(23,634)	(2,365)
Accounts payable	(98,149)	372,961
Accrued interest	263,276	338,535
Accrued expenses and other current liabilities	420,537	460,930

Net cash used in operating activities	(1,733,243)	(1,098,033)

INVESTING ACTIVITIES:

Purchase of property and equipment	—	(969)

Net cash used in investing activities	—	(969)

FINANCING ACTIVITIES:

Net proceeds from exercise of common stock warrants	344,785	100,000
Proceeds from issuance of warrants	75,000
Proceeds from short-term debt	186,255	98,448
Proceeds from common stock of subsidiary	—	45,000
Repayments on short-term debt	(235,000)	(150,000)
Proceeds from sale of common stock	1,529,805	963,483

Net cash provided by financing activities	1,900,845	1,056,931

CHANGE IN CASH AND CASH EQUIVALENTS	167,602	(42,071)

Cash and Cash Equivalents, Beginning of Year	1,874	—

Cash and Cash Equivalents, End of Year	$169,476	$(42,071)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid with cash	$200,769	$88,867

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Conversion of preferred stock into common stock	$—	$146,000
Conversion of convertible debt into common stock	$3,606,695	$—
Conversion of warrants into common stock	$344,785	$262,000
Issuance of common stock for services performed	$270,663	$162,600
Dividends declared on preferred stock	$252,087	$257,604
Dividends paid on preferred stock	$27,000	$—
Deemed dividend on warrants issued	$350,776	$355,698

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

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the “Company”), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 29, 2004 and the results of operation and cash flows for the three and nine month periods ended February 29, 2004 and February 28, 2003. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Form 10-KSB for the year ended May 31, 2003, filed with the SEC. The results of operations for the three and nine months period ended February 29, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

In December of 1997, the Company filed a patent application describing its transaction processing and networking technologies, which resulted in the issuance of patent, number 6,308,887, by the U.S. Patent and Trademark Office on October 30, 2001. The technology, we refer to as EMMA (E commerce Message Management Architecture), allows for the seamless integration of conventional ATM and credit card networks with non-bank networks and the Internet. The increase in Internet e commerce has created, in management’s opinion, a demand for EMMA’s unique capabilities to provide advanced financial services on ATMs, POS (point of sale) terminals and wireless devices.

Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $30,000 for the three month period ended February 29, 2004.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended February 29, 2004, the Company amortized an additional $139,942 of capitalized software.

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

First, there was our “multi-transactional messaging architecture.” This involved the testing of our proprietary messaging protocol and parallel processing method for predicted performance and behavior. We estimate that we expended approximately $160,000 for this activity. The messaging protocol and processing method are what we believe differentiates us from other attempts to develop similar software. Once these were developed, successfully tested using simulations with existing applications and deemed workable, the development risk for messaging was overcome and a patent application for the multi-transactional architecture was filed on July 2, 1999. This patent was granted by the U.S. Patent and Trademark Office in October of 2001.

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

NOTE 2. COMMITMENTS AND CONTINGENCIES

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract. In September 2002, Cash Technologies, Inc. loaned McNeely and Willmon the amount of $79,999. Pursuant to the promissory notes the funds were due to be returned in December 2002. Despite repeated collection attempts, both McNeely and Willmon refused to repay the funds. The Company’s lawsuit sought an amount in excess of $79,999. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages. In November 2003, the Company entered into a settlement agreement with McNeely and Willmon requiring McNeely and Willmon to pay a total of $50,000 over a three month period. These amounts have been paid as of January 12, 2004, and all claims against the Company have been dismissed, satisfying all conditions of the settlement. During the quarter ended February 29, 2004, Cash Tech received settlement proceeds totaling $25,000.

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

On December 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $70,000 of its securities. The unit comprised of (i) 87,500 shares of Common Stock and (ii) 20,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend of $18,619 was recognized in conjunction with this offering.

On December 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $25,000 of its securities. The unit comprised of (i) 31,300 shares of Common Stock. There were no warrants awarded in conjunction with this offering.

On December 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $75,000 of its securities to a shareholder. The unit comprised of (i) 78,948 shares of Common Stock and (ii) 50,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend of $12,434 was recognized in conjunction with this offering.

On December 16, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $30,000 of its securities to a shareholder. The unit comprised of (i) 37,500 shares of Common Stock and (ii) 10,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend of $17,218 was recognized in conjunction with this offering.

In December 2003, the Company awarded 25,000 common stock purchase warrants to two of its shareholders. The warrants had an exercise price of $0.65 per share and were exercisable for five years. A compensation expense of $12,454 was recognized in conjunction with this offering. The warrants were simultaneously exercised for gross proceeds of $16,250.

In December 2003, Ten (10) noteholders exercised 152,500 common stock purchase warrants from which the Company received gross proceeds of $99,125.

In February 2004, the Company awarded 75,000 common stock purchase warrants to two of its independent contractors. These shares of the Company’s Common Stock were awarded as payment for services performed in the amount of $75,000.

In February, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company 504,475 shares of its common stock for gross proceeds of $428,800. The sale price was $0.85 per share and the Company has paid $48,500 as commissions.

In February 2004, the Company issued dividends on the Series E Redeemable Preferred Stock of $9,000. The preferred shareholders were awarded 11,700 shares of the Company’s Common Stock in lieu of cash.

In March, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 741,181 shares of its common stock for gross proceeds of $630,000. The sale price was in each transaction $0.85 per share and the Company has paid $54,000 as commissions.

In March 2004, one noteholder of the Company exercised 20,000 common stock purchase warrants from which the Company received gross proceeds of $13,000.

In March 2004, noteholders owed $167,354 of principal and interest converted their notes into 66,942 shares of the Company’s common stock at $2.50 per share. The terms of the conversion were the same as in the past. The Company is in discussions with the remaining noteholders.

NOTE 4: RELATED PARTY TRANSACTIONS

In April 2001, the Company had obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on the Company’s Board of Directors. In January, 2004, Cash Tech extinguished this debt and accrued interest of $20,265 by issuing 117,188 warrants to Mr. Fagenson. The warrants have an exercise price of $.01 per share exercisable over 7 years.

As of February 29, 2004, the Company has outstanding short-term loans of an aggregate principal amount of $99,704 from Bruce Korman (and related parties) who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of February 29, 2004, the Company was in arrears of $269,270 for the salary to Mr. Korman and owed $85,608 in accrued rent for Cash Tech’s offices to a company in which Mr. Korman has a beneficial interest.

As of February 29, 2004, the Company was in arrears in the amount of $51,537 for salary to Mr. Darryl Bergman. Mr. Bergman serves as the Chief Technology Officer of the Company.

NOTE 5: SHORT-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to the Company’s inability to repay G.E. on the original terms, on September 29, 2000 the Company entered into the first of several loan modifications with G.E. The most recent modification, which shall expire in October, 2004, requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity. As of April 9, 2004 the loan is current. As of February 29, 2004, we owed $3,976,058, which includes the principal, financing fees and unpaid interest.

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

In November 2003, noteholders representing $3,606,695 of principal and interest, approximately 80% of the total value of notes, have converted their notes into 1,442,682 shares of the Company’s common stock at $2.50 per share. The Company is in discussions with the remaining noteholders. As of February 29, 2004, we still owed $901,995 in principal and interest.

In March 2004, noteholders owed $167,354 of principal and interest converted their notes into 66,942 shares of the Company’s common stock at $2.50 per share. The terms of the conversion were the same as in the past. The Company is in discussions with the remaining noteholders.

In April 2001, the Company had obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on the Company’s Board of Directors. In January, 2004, Cash Tech extinguished this debt and accrued interest of $20,265 by issuing 117,188 warrants to Mr. Fagenson. The warrants have an exercise price of $.01 per share and exercisable over 7 years.

NOTE 6: LONG-TERM DEBT

NONE

NOTE 7: STOCK BASED COMPENSATION

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s Common Stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123 and SFAS 148, the Company’s net loss and loss per share for the three and nine month periods ended February 29, 2004 and February 29, 2003, would have been increased to the pro forma amounts presented below:

	FOR THREE MONTHS ENDED FEBRUARY 29,		FOR NINE MONTHS ENDED FEBRUARY 29,
	2004	2003	2004	2003
Net Loss

As Reported	$(1,069,776)	$(960,530)	$(2,986,517)	$(3,085,383)

Pro Forma	$(1118,047)	$(1,711,575)	$(3,337,293)	$(3,877,682)

Basic and Diluted Loss
Per Common Share

As Reported	$(.10)	$(.15)	$(.29)	$(.48)

Pro Forma	$(.11)	$(.27)	$(.33)	$(.61)

For the nine month period ended February 29, 2004, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1998-2003, expected life of the option is 5 years, expected volatility of 38%, risk free interest rate of 3.46% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $5.38 per option.

For the nine month period ended February 28, 2003, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1997-2002, expected life of the option is 5 years, expected volatility of 51%, risk free interest rate of 3.31% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $5.38 per option.

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

Information on the Company’s business segments for the:

	Three months ended February 29,		Nine months ended February 29,
	2004	2003	2004	2003
CoinBank machines	$998	$62,236	$47,523	$246,228
EMMA	25,000	101	65,000	21,348
Unallocated	—	—		—

	25,998	62,337	112,523	267,576

Interest expense:

CoinBank machines	2,336	2,336	7,008	7,157
EMMA	—	—	—	—
Unallocated	127,792	163,733	418,756	575,606

	130,128	166,069	425,764	582,763

Depreciation:

CoinBank machines	—	5,849	—	17,546
EMMA	139,942	139,942	419,826	419,826
Unallocated	912	1,203	3,319	4,333

	140,854	146,994	423,145	441,705

Segment profit (loss) before discontinued operations:

CoinBank machines	(153,936)	(181,209)	(400,638)	(566,374)
EMMA	—	—	—	—
Unallocated	(915,840)	(779,321)	(2,585,879)	(2,493,088)

	(1,069,776)	(960,530)	(2,986,517)	(3,059,462)

Net identifiable assets:

CoinBank machines	834,223	896,584	834,223	896,584
EMMA	1,586,010	2,145,778	1,586,010	2,145,778
Unallocated	319,445	523,886	319,445	523,886

	2,739,678	3,566,248	2,739,678	3,566,248

NOTE 9: DISCONTINUED OPERATIONS

Cash Technologies, Inc. operated a cash processing facility in Los Angeles, California, where it counted currency purchased in bulk at a small discount from face value. We then sorted, wrapped and resold the currency to various retail customers at face value plus a small fee or deposited it at face value at the Federal Reserve Bank for credit to our account. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will and has resulted in a significant reduction in the Company’s gross revenue in the future. As of February 29, 2004, the Company does not have any cash processing customers and, due to our focus on our other businesses, we chose not to pursue other cash processing customers. Cash processing was considered as discontinued operations in the fourth quarter of fiscal year ended May 31, 2003.

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	FEBRUARY 29, 2004	FEBRUARY 28, 2003	FEBRUARY 29, 2004	FEBRUARY 28, 2003
NET REVENUES	$—	$—	$—	$27,624
COST OF REVENUES	—	—	—	27,129

GROSS PROFIT (LOSS)	—	—	—	495

SELLING, GENERAL & ADMINISTRATIVE EXPENSE	—	—	—	26,415
DEPRECIATION & AMORTIZATION EXPENSE	—	—	—	—

OPERATING LOSS	—	—	—	(25,920)
INTEREST EXPENSE	—	—	—	—

LOSS BEFORE INCOME TAXES	—	—	—	(25,920)

INCOME TAXES	—	—	—	—

NET LOSS—DISCONTINUED OPERATIONS	—	—	—	$(25,920)

NOTE 10: MINORITY INTEREST

From November 2002 through March 2003, the Company received $443,000 in net proceeds from members for an equity share in the Company’s subsidiary of CT Holdings, LLC. The shareholders own 13.65% while the Company owns 86.35%. The net proceeds from this have been used to further develop the BONUS product for CT Holdings, LLC, as well as for working capital for CT Holdings, LLC and Cash Technologies, Inc. During the quarter ended February 29, 2004, the Company has allocated $12,492 of losses in CT Holdings, LLC to minority interest.

NOTE 11: SUBSEQUENT EVENTS

On March 10, 2004, the Company signed a Letter of Intent to acquire certain assets and contracts of Heuristic Technologies, LLC and its subsidiary (“HT”) for $3.7 million in Cash Tech preferred stock. HT is privately-held financial data processor located in Sherman Oaks, California. It is anticipated that the assets will be owned by a new, wholly-owned subsidiary of Cash Tech which will be formed to operate the acquired assets and will be managed by HT’s senior management. HT is a provider of a prepaid Visa card that can be issued by employers to their employees as a method of conveniently distributing medical, transportation and other benefits without issuing checks. The cards can be used to pay reimbursable expenses and the employee’s entire paycheck. HT also provides business-to-business financial products, including payment processing for health insurers, issuing electronic payments, checks and statements on behalf of the insurers to doctors and other providers. The Letter of Intent provides that the preferred stock be issued to HT pursuant to this transaction will be convertible to common stock of Cash Tech at a 30% discount from the market price of the common stock at the time of conversion, with a floor of $2.00 per share and a ceiling of $5.00 per share. Cash Tech has committed to provide working capital to cover operating losses and expansion costs, which are expected to be between $2,000,000 and $5,000,000. The conclusion of this transaction is subject to numerous conditions, including the negotiation and execution of employment agreements for the HT management, completion of due diligence and successful capital raising to finance the new business. There can be no assurance that the transaction will be consummated, or that the terms of the transaction as outlined will not be changed dramatically during the course of negotiations.

In March, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 741,181 shares of its common stock for gross proceeds of $630,000. The sale price for each transaction was $0.85 per share and the Company has paid $54,000 as commissions.

In March 2004, one noteholder of the Company exercised 20,000 common stock purchase warrants from which the Company received gross proceeds of $13,000.

In March 2004, noteholders owed $167,354 of principal and interest converted their notes into 66,942 shares of the Company’s common stock at $2.50 per share. The terms of the conversion were the same as in the past. The Company is in discussions with the remaining noteholders.

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

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to “we,” “our” or “Cash Tech” refers to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., CoinBank Automated Systems, Inc., CoinBank Automation Handels GmbH, Salzburg, Austria, Cintelia Systems Inc., and CT Holdings, LLC, which we currently own 86.65%. Unless the context otherwise requires, references herein to “we” or “us” refers to Cash Technologies, Inc., and its wholly-owned and majority owned subsidiaries, National Cash Processors, Inc., CoinBank Automated Systems, Inc., Cintelia Systems, Inc. and CoinBank Automation Handels GmbH, Salzburg, Austria.

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

Currently, our principal focus is to deploy EMMA in the financial services channels that we believe would be best served by the EMMA technology and generate revenues for the Company.

Over the past three fiscal years and since, numerous business milestones were achieved by the Company, including the following:

•	We were issued a U.S. patent for essential elements of our EMMA technology.

•	We were issued a U.S. patent for critical components of our CoinBank coin counting machine

•	The EMMA software was deemed ready for market.

•	The BONUS™ bank check cashing application was created.

•	Our CT Holdings subsidiary was formed to market BONUS.

•	A supply agreement was signed with Diebold, Inc. to permit Diebold to distribute our CoinBank machines to its customers. Approximately 46 CoinBank machines have been shipped under the Diebold agreement since August 2002.

•	The Company’s first transaction revenue-generating contract was signed with Popular Cash Express, a Banco Popular division, for our MFS™ mobile check cashing product.

•	The Company began the Popular Cash Express (PCE) pilot in December, 2002. The pilot was successfully concluded and an agreement was signed in June, 2003 to roll out the system to their mobile locations. The rollout, interrupted by a sale of the mobile business unit, is being pursued by the unit’s acquirer.

•	The Company signed an agreement for the distribution of CoinBank machines in Europe through Cash Solutions Geld., Ges.m.b.H., an NCR Corporation supplier in June 2002. The product launch, including the creation of sales literature, customer presentations, technician training, etc. is underway and the first orders have been received.

•	In August, 2003, the Company proposed the conversion to equity of its $3.3 million principal value of secured convertible debt to the noteholders. In November 2003, noteholders representing $3,606,695 of principal and interest, approximately 80% of the total value of notes, have converted their notes into 1,442,682 shares of the Company’s common stock at $2.50 per share.

•	On March 10, 2004, the Company signed a Letter of Intent to acquire certain assets and contracts of Heuristic Technologies, LLC and its subsidiary (“HT”) HT is a provider of a prepaid Visa card that can be issued by employers to their employees as a method of conveniently distributing medical, transportation and other benefits without issuing checks. The cards can be used to pay reimbursable expenses and the employee’s entire paycheck. HT also provides business-to-business financial products, including payment processing for health insurers, issuing electronic payments, checks and statements on behalf of the insurers to doctors and other providers.

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

Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, the Company had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $30,000 for the three month period ended February 29, 2004.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended February 29, 2004, the Company amortized an additional $139,942 of capitalized software.

Commercial Cash Processing

Cash Technologies, Inc. operated a cash processing facility in Los Angeles, California, where it counted currency purchased in bulk at a small discount from face value. We then sorted, wrapped and resold the currency to various retail customers at face value plus a small fee or deposited it at face value at the Federal Reserve Bank for credit to our account. The Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will and has resulted in a significant reduction in the Company’s gross revenue. As of February 29, 2004, the Company does not have any cash processing customers and, due to our focus on our other businesses, we chose not to pursue other cash processing customers. Cash processing was considered as discontinued operations in the fourth quarter of fiscal year ended May 31, 2003.

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

Since the adoption, installation and integration of EMMA by financial institutions and other potential users is expected to occur over an extended period of time, the Company is attempting to meet its working capital and other financial needs by (i) raising funds through the sale of its securities, (ii) convert and otherwise reduce its outstanding indebtedness, and (iii) enter into strategic partnerships with third parties who have a greater ability to market our EMMA solutions

We do not have any credit facilities under which we could obtain additional funding, nor do we have any other established sources of working capital. If the Heuristic transaction is closed (including the proposed financing that we expect will accompany that transaction), we expect to commence generating material revenues over the next year. However, in the event that we are unable to raise additional funds from financing transactions and/or are unable to close one or more of the proposed transactions, we may be forced to materially reduce or cease our operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRIUARY 29, 2004, COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2003.

Net revenues for the three-month period ended February 29, 2004 decreased to $25,998 compared to $62,337 for the same 2003 period. The decrease in net revenue was primarily attributable to the decrease in amount of CoinBank machines sold during the current period.

Cost of revenues for the three-month period ended February 29, 2004, was $8,153 compared to $44,773 for the quarter ended February 28, 2003. The decrease in direct costs was primarily attributable to the decrease in amount of CoinBank machines sold during the current period.

Gross profit for the three months ended February 29, 2004 was $17,845 compared to $17,564 for the same period a year ago. The increase in gross profit was related to the decrease in the amount of CoinBank machines sold and an increase in EMMA income.

Selling, General and Administrative expenses for the three months ended February 29, 2004, increased to $796,731 compared to $615,591 for the three months ended February 28, 2003. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The primary increase is attributable to recognizing $140,771 of fees due to the American Stock Exchange. Such fees are now being accrued on a monthly basis.

Research and development expenses for the three months ended February 29, 2004, $30,000, compared to $60,000 for the three months ended February 28, 2003. The decrease was the result of the allocation of the Company’s limited resources from development to working capital.

Depreciation and amortization expenses for the three months ended February 29, 2004, and February 28, 2003, were $140,854 and $146,994, respectively.

Interest expense for the three months ended February 29, 2004 and 2003, was $130,128 and $166,069, respectively. The decrease related to reduction in interest expense recognized in relation to the conversion of convertible debt.

Income tax expense for the three months ended February 29, 2004 totaled $2,400 versus $0 for the same period ending February 28, 2003.

As a result of the foregoing, net losses from continuing operations for the three months ended February 29, 2004 and 2003, were $1,069,776 and $960,530, respectively.

NINE MONTHS ENDED FEBRUARY 29, 2004, COMPARED TO NINE MONTHS ENDED FEBRUARY 28, 2003.

Net revenues for the nine-month period ended February 29, 2004 decreased to $112,523 compared to $267,576 for the 2003 period. The decrease in net revenue was primarily attributable to the decrease in the amount of CoinBank machines sold offset by an increase in other revenue.

Cost of revenues for the nine-month period ended February 29, 2004, was $42,201 compared to $189,494 for the nine months ended February 28, 2003. The decrease in direct costs was primarily the result of a decrease in the cost of coin machines sold.

Gross profit for the nine months ended February 29, 2004 was $70,322 compared to $78,082 for the nine months ended February 28, 2003. The decrease in gross profit was directly related to the decrease in CoinBank machines sold.

Selling, General and Administrative expenses for the nine months ended February 29, 2004, increased to $2,149,120 compared to $1,908,035 for the nine months ended February 28, 2003. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase is attributable to recognizing $140,771 of fees due to the American Stock Exchange as well as additional consulting fees of $166,809. The stock exchange fees are now being accrued on a monthly basis.

Research and development expenses for the nine months ended February 29, 2004, $90,000, compared to $167,000 for the nine months ended February 28, 2003. The decrease was the result of the allocation of the Company’s limited resources from development to working capital.

Depreciation and amortization expenses for the nine months ended February 29, 2004, and February 28, 2003, were $423,145 and $441,705, respectively.

Interest expense for the nine months ended February 29, 2004 and February 28, 2003, was $425,764 and $582,763, respectively. The decrease is directly related to reduction in interest expense recognized in relation to GE Capital loan deferments.

Income tax expense for the nine months ending February 29, 2004 totaled $2,400 compared to $0 a year ago.

Minority Interest allocation of losses for the nine months ended February 29, 2004 was $33,590 compared to $21,958 for the same period a year ago.

As a result of the foregoing, net losses from continuing operations for the nine months ended February 29, 2004 and February 28, 2003, were $2,986,517 and $3,059,462, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s capital requirements have been and will continue to be significant and its cash requirements have been exceeding its cash flow from operations. At February 29, 2004, the Company had a working capital deficit of $9,593,247 compared to a working capital deficit of $11,968,464 for the same quarter in 2003. At March 25, 2004, the Company had a cash balance of approximately $328,000. The Company’s current monthly operating costs without any interest or principal payments on debt, amortization of warrants and depreciation expense; is approximately $200,000 per month. We are in a desperate need for working capital. To date we have been funding our operations through the issuance of equity in private placement transactions with existing shareholders or persons with whom we have relationships, including affiliates of shareholders. There can be no assurance that we will be able to continue to raise required working capital in this manner.

Since inception, the Company has satisfied its working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from stockholders of the Company. Furthermore, the Company’s contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted in a significant reduction in the Company’s gross revenue. As of February 29, 2004 the Company does not have any cash processing customers. The company chose to discontinue operations in the fourth quarter of fiscal year ended May 31, 2003.

The Company’s independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2003, which indicated a substantial doubt as to the ability of the Company to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs.

Net cash used in operating activities was $1,733,243 for the nine months ended February 29, 2004 compared to $1,098,033 for the nine months ended February 28, 2003. The increase of net cash used by operating activities, during the 2003 period was primarily due to the effects of the decreases in accounts payable of $471,110 and accrued interest of $75,259 which were tempered by increases in non-cash compensation expense of $108,063 and a reduction in net losses of $98,866.

Net cash provided by financing activities for the nine months ended February 29, 2004, was $1,900,845 as compared to $1,056,931 for the nine months ended February 28, 2003. The increase in Net cash Provided By Financing Activities for the 2003 period was primarily attributable to increases in proceeds from the issuance of warrants and common stock of $641,322 and proceeds from conversion of warrants $244,785.

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to the Company’s inability to repay G.E. on the original terms, on September 29, 2000 the Company entered into the first of several loan modifications with G.E. The most recent modification requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity in October, 2004. As of this date the Company does not have sufficient capital to repay this debt. The Company fully intends to enter into another modification with G.E. There can be no assurance though. As of April 9, 2004 the loan is current. As of February 29, 2004, we owed $3,976,058, which includes the principal, financing fees and unpaid interest.

As of March 2004, noteholders representing $3,774,049 of principal and interest, approximately 84% of the total value of notes, have converted their notes into 1,509,624 shares of the Company’s common stock at $2.50 per share. The Company is in discussions with the remaining noteholders. As of March 2004, we still owed $734,641 in principal and interest.

In the fiscal quarter ended February 29, 2004 the Company raised $730,100 from the sale of its securities in private, unregistered sales and an additional $108,775 from the exercise of common stock warrants. In addition, during the fiscal quarter, the Company also issued 1,442,682 shares of its common stock for conversion of convertible debt, 127,981 of 7 year warrants (exercise price of $.01) in exchange for the cancellation of short term debt and 75,000 shares of its common stock in lieu of cash for services rendered.

ITEM 3. CONTROLS AND PROCEDURES

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

Additionally, the Board, in response to the passage of the Sarbanes-Oxley Act of 2002, among other actions, formed a Disclosure Committee comprised of various members of our management team. The Disclosure Committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures. Other than as described above, there have been no changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to February 29, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract. In September 2002, Cash Technologies, Inc. loaned McNeely and Willmon the amount of $79,999. Pursuant to the promissory notes the funds were due to be returned in December 2002. Despite repeated collection attempts, both McNeely and Willmon refused to repay the funds. The Company’s lawsuit sought an amount in excess of $79,999. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages. In November 2003, the Company entered into a settlement agreement with McNeely and Willmon requiring McNeely and Willmon to pay a total of $50,000 over a three month period. These amounts have been paid as of January 12, 2004, and all claims against the Company have been dismissed, satisfying all conditions of the settlement. The Company received settlement proceeds of $25,000 for the quarter ending February 29, 2004.

ITEM 2. CHANGE IN SECURITIES

On December 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $70,000 of its securities. The unit comprised of (i) 87,500 shares of Common Stock and (ii) 20,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend of $18,619 was recognized in conjunction with this offering.

On December 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $25,000 of its securities. The unit comprised of (i) 31,300 shares of Common Stock. There were no warrants awarded in conjunction with this offering.

On December 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $75,000 of its securities to a shareholder. The unit comprised of (i) 78,948 shares of Common Stock and (ii) 50,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend of $12,434 was recognized in conjunction with this offering.

On December 16, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1 unit at an aggregate of $30,000 of its securities to a shareholder. The unit comprised of (i) 37,500 shares of Common Stock and (ii) 10,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend of $17,218 was recognized in conjunction with this offering.

In December 2003, the Company awarded 25,000 common stock purchase warrants to two of its shareholders. The warrants had an exercise price of $0.65 per share and were exercisable for five years. A compensation expense of $12,454 was recognized in conjunction with this offering. The warrants were simultaneously exercised for gross proceeds of $16,250.

In December 2003, Ten (10) noteholders exercised 152,500 common stock purchase warrants from which the Company received gross proceeds of $99,125.

In February 2004, the Company awarded 75,000 common stock purchase warrants to two of its independent contractors. These shares of the Company’s Common Stock were awarded as payment for services performed in the amount of $75,000.

In February, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 504,475 shares of its common stock for gross proceeds of $428,800. The sale price was $0.85 per share and the Company has paid $48,500 as commissions.

In February 2004, the Company issued dividends on the Series E Redeemable Preferred Stock of $9,000. The preferred shareholders were awarded 11,700 shares of the Company’s Common Stock in lieu of cash.

In April 2001, the Company had obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on the Company’s Board of Directors. The Company also issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $2.00 per share and an exercise period of three years. In January, 2004, Cash Tech extinguished this debt and accrued interest of $20,265 by issuing 117,188 warrants to Mr. Fagenson. These warrants have an exercise price of $.01 per share and are exercisable over 7 years.

As of February 29, 2004, the Company has outstanding short-term loans of an aggregate principal amount of $99,704 from Bruce Korman (and related parties) who is an affiliate, Chief Executive Officer and Chairman of the Board of Directors of the Company. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of February 29, 2004, the Company had $269,270 in arrears in salary to Mr. Korman and rent regarding the Company’s facility totaling $85,608.

As of February 29, 2004, the Company had $51,537 in arrears in salary to Mr. Darryl Bergman. Mr. Bergman serves as the Chief Technology Officer of the Company.

In March, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 741,181 shares of its common stock for gross proceeds of $630,000. The sale price was $0.85 per share and the Company has paid $54,000 as commissions.

In March 2004, one noteholder of the Company exercised 20,000 common stock purchase warrants from which the Company received gross proceeds of $13,000.

In March 2004, noteholders owed $167,354 of principal and interest converted their notes into 66,942 shares of the Company’s common stock at $2.50 per share. The terms of the conversion were the same as in the past. The Company is in discussions with the remaining noteholders.

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

As of November 14, 2003, noteholders representing $3,606,695 of principal and interest, approximately 80% of the total value of notes, have converted their notes into 1,442,682 shares of the Company’s common stock at $2.50 per share. The Company is in discussions with the remaining noteholders. The Company remains in default with these noteholders. As of February 29, 2004, we still owed to the noteholders $901,995 in principal and interest.

In March 2004, noteholders owed $167,354 of principal and interest converted their notes into 66,942 shares of the Company’s common stock at $2.50 per share. The terms of the conversion were the same as in the past. The Company is in discussions with the remaining noteholders.

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

All of the proposals and all of the nominees for directors were approved by shareholders. The voting was as follows:

1.	Election of Directors

Name	Votes For	Votes Against	Withheld Vote

Bruce Korman	5,025,494	4,496	0

Robert Fagenson	5,027,640	2,350	0

Richard Miller	5,027,640	2,350	0

Kevin Walls	5,027,640	2,350	0

David Grano	5,027,640	2,350	0

2.	Proposal to Amend the Employee Option Plan

Votes For	Votes Against	Abstentions/NonVotes
4,837,290	187,700	5,000

3.	Proposal to Amend the Director Option Plan

Votes For	Votes Against	Abstentions/NonVotes
4,803,190	221,800	5,000

4.	Proposal to Approve Conversion Terms of Series B Preferred Stock

Votes For	Votes Against	Abstentions/NonVotes
4,992,110	32,880	5,000

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Reports on Form 8-K incorporated by reference filed on February 13, 2004

NONE

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended February 29, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized the 14th day of April, 2004.

CASH TECHNOLOGIES, INC.

By:	/S/ Bruce Korman
Bruce Korman
President and Chief Executive Officer

By:	/S/ Edmund King
Edmund King
Chief Financial Officer