Form 10KSB
period 2004-05-31
CASH TECHNOLOGIES INC
filed 2004-09-14
CIK 1022964

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

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

Our revenues, for our fiscal year ended May 31, 2004, were $80,616. See “Management Discussion and Analysis”.

On September 10, 2004, the aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $1.20 at which the stock was sold on such date was, approximately $3,059,500.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

On September 10, 2004, there were 15,037,600 shares of Common Stock, $ .01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.	Description of Business

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to “we,” “our” or “Cash Tech” refers to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, a subsidiary that was organized in, and operates in, Salzburg, Austria, and Cintelia Systems Inc., a Delaware corporation. In June, 2002 we we formed another subsidiary CT Holdings, LLC., also a Delaware corporation of which we currently own 86.65%. In May, 2004, we formed Heuristic Technologies, Inc., a Delaware company, to establish a new business for effecting electronic employee benefit, healthcare, and insurance claims processing transactions. Unless the context otherwise requires, references herein to “we” or “us” refers to Cash Technologies, Inc., and its wholly-owned and majority owned subsidiaries, National Cash Processors, Inc., CoinBank Automated Systems, Inc., Cintelia Systems, Inc. and CoinBank Automation Handels GmbH, Salzburg, Austria. Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

Until June 2002, we were engaged in two lines of business, namely, (i) currency processing through our main office in Los Angeles and (ii) coin counting through machines placed in retail establishments, banks and other businesses. We have ceased our currency processing business and have recently been focused on developing various technologies and products in the electronic financial transaction marketplace.

From July 1998 until June 2002, we were engaged in the sorting and counting currency for third parties, primarily the Los Angeles Count Metropolitan Transit Authority. However, because of the small gross margins in the bulk currency counting business, we ceased our coin and currency processing operations when our contract with the Los Angeles County Metropolitan Transit Authority expired on June 30, 2002. We currently do not intend to engage in this business in the future, which has resulted and will continue to result in a significant reduction in our gross revenue in the future. As of May 31, 2004 we do not have any cash processing customers. As a result, we have elected to reflect this business as discontinued operations. We do, however, continue to engage in the coin counting machine line of business.

In 1995, we began our development of CoinBank self-service coin counting machines, distributed through our CoinBank Automated Systems, Inc. subsidiary. Our coin counting machines accept and count loose coin, then generate a receipt redeemable for the amount counted less a service fee of typically 7-9%. This receipt can then be exchanged for currency or goods. The machines provide individuals and small businesses with a convenient method for disposing of their accumulated loose coin without the need for pre-sorting or wrapping. An outgrowth of our CoinBank counting machine business was our development, commenced in 1996, of an enhanced version of an automated teller machine that was designated the ATM-X™. The ATM-X was designed to provide a range of services not typically offered by ATMs, such as electronic bill payment, instant activated phone cards, event ticketing and others. As development efforts proceeded with the ATM-X machines, we discovered a significant market demand for such a product and the need to create a robust transaction processing system that could link the new ATMs with the worldwide financial networks in order to provide these new services to ATMs, kiosks and PCs. Although we have developed and marketed these coin counting machines, to date revenues from this product line has not been significant, and we have not established a viable business model for the commercial exploitation of these products. During the fiscal years ended May 31, 2004 and 2003, revenues from these coin counting machines was only $55,616 and $246,229, respectively.

As a result of our view of the need for a transaction processing system, in December of 1997, we filed a patent application describing its transaction processing and networking technologies, which resulted in the issuance of patent; number 6,308,887, by the U.S. Patent and Trademark Office on October 30, 2001. The technology, which was later named EMMA (E-commerce Message Management Architecture), allows for the seamless integration of conventional ATM and credit card networks with non-bank networks and the Internet. The explosion of Internet e-commerce and the need to automate manual financial services transactions has created, in management’s opinion, a demand for EMMA’s unique capabilities to provide advanced financial services on ATMs, point-of-sale, or POS, terminals and wireless devices.

The networks of banks, securities firms and retail establishments do not easily, if at all, communicate directly with each other because of a host of technological barriers. ATMs are linked to systems developed over 30 years ago, and these systems do not allow for services other than the traditional functions of account access, funds disbursement, accepting deposits and limited bill payment. Additionally, the systems of service providers such as utility providers, or securities brokerage firms cannot interact with the ATM network. Thus, an ATM user (whether the machine is located in a traditional bank branch or other retail establishment) cannot typically obtain other services such as cashing checks, conducting stock trades or paying utility bills.

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

In June 2002 we formed a subsidiary named CT Holdings, LLC to develop, market and implement EMMA-based banking applications. CT Holdings, LLC is developing BONUS(TM), a suite of self-service electronic banking services, including automated check cashing, that it intends to bring to the marketplace. The BONUS software allows automated check cashing at bank branches using advanced ATMs. Powered by our EMMA software, BONUS uses third party owned proprietary optical character recognition (OCR), biometric identification and a sophisticated risk analysis engine to establish a user’s identity and authorize checks. CT Holdings is being financed separately from Cash Technologies To date, third party investors have invested a total of $443,000 in CT Holdings, LLC. These investors currently own 13.35% while we own 86.65% of CT Holdings, LLC.

In August 2004, we complemented our electronic financial processing technology business by hiring two senior executives with extensive experience in managing employee benefits and insurance claims and by acquiring certain complementary technologies. We intend to combine the expertise of these two executives with our technologies to develop a line of products and services that can effect and expedite electronic employee benefit, healthcare, and insurance claims processing transactions. We believe that our EMMA technology will enhance the products that we can offer in these markets. We intend to operate this line of business through our newly formed wholly-owned subsidiary, Heuristic Technologies, Inc. (“HTI”). We expect that HTI will offer (i) a stored value debit card and (ii) a suite of products designed for managing employee benefits and insurance claims. Currently, we expect that HTI will provide the following products and services for managing employee benefits and insurance claims:

•	A stored-value card that can be issued by employers to their employees as a method of conveniently distributing medical, transportation and other benefits without issuing checks.

•	Business-to-business financial products for health care providers and insurers that permit health care providers to immediately and accurately determine a patient’s insurance status, thereby eliminating costly billing problems. It is intended that these products will be the tools through which insurers can issue electronic payments, checks and statements to health care providers.

•	A product that permits health care providers to dramatically decrease the number of submitted claims that are rejected due to clerical or technical errors and reduces the time for payment to providers.

We are currently in the process of establishing HTI and have not yet commercially released any of these products.

ATM-X(TM), POS-X(TM)

We have developed the client software for an enhanced version of an automated teller machine, designated the ATM-X and a POS terminal, and designated POS-X. The software permits these devices to offer a full range of financial services not typically offered by ATMs and POS terminals, such as check cashing, electronic bill payment, phone cards issuance, event ticketing and Internet products and services. In partnership with ATM manufacturer Diebold, Inc., in March 2000, we completed installation of the first ATM-X pilot at three stores owned by Rent Way. The machines were removed when the stores were sold in 2003. In August 31, 2001, the first pilot POS-X terminal was deployed at Popular Cash Express, however in October 2003, PCE sold its operations. Furthermore, there can be no assurance that third-party manufacturers, such as Diebold, will continue to provide the hardware needed for the ATM-X and POS-X machines or that they or we will be able to successfully market the system.

Industry (Market) Overview

E-commerce Message Management Architecture (EMMA) Transaction Processing System

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

Our ATM-X™ and POS-X™ Terminals

We have developed the client software for an enhanced version of an automated teller machine, designated the ATM-X and a Point-of-Sale terminal, and designated POS-X. The software permits these devices to offer a full range of financial services not typically offered by ATMs and POS terminals, such as check cashing, electronic bill payment, instant activated phone cards, event ticketing and Internet products and services. In partnership with ATM manufacturer Diebold, Inc., in March 2000, we completed installation of the first ATM-X pilot at three stores owned by Rent Way. The machines were removed when the stores were sold in 2003. In August 31, 2001, the first pilot POS-X terminal was deployed at Popular Cash Express, however in October 2003, PCE sold its operations. Furthermore, there can be no assurance that third-party manufacturers, such as Diebold, will continue to provide the hardware needed for the ATM-X and POS-X machines or that they or we will be able to successfully market the system.

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

Although cost and network deficiencies have impeded the three main ATM groups - manufacturers, owners and network operators - from rolling out enhanced equipment on a commercial scale, experimental ATM hardware that parallels other technological achievements has been developed. For instance, biometrics (speech, facial, and fingerprint recognition) and natural language recognition push the technology envelope, and can be found on today’s prototypical ATMs. High quality printers, sound cards, full motion video monitors, motion sensors, forgery detection, and the ability to “remember” each individual consumer’s preferences are other evolved characteristics of enhanced ATM architecture. The evolution of the ATM hardware will allow for greater availability of services, which EMMA is intended to support.

The ATM-X machines are designed to take advantage of EMMA’s capabilities to expand access throughout the financial network. For example, the ATM-X machines will allow the user to cash her paycheck by inserting the paycheck into the machine, then instruct the system how to distribute the funds. The consumer will be able to purchase money orders, transfer money, scan her utility bill into the ATM-X machine and direct payment to third parties such as a utility provider. The ATM-X machines, combined with EMMA, will expand the extremely limited traditional ATM functions of accessing an account, disbursing funds and moving funds between bank accounts. These advanced functions will be available to customers who do not have bank accounts.

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

In June 2002 we formed a subsidiary named CT Holdings, LLC to develop, market and implement EMMA-based banking applications. CT Holdings, LLC will bring BONUS(TM), a suite of self-service electronic banking services, including automated check cashing, to the marketplace. The BONUS software allows automated check cashing at bank branches using advanced ATMs. Powered by our EMMA software, BONUS uses third party owned proprietary optical character recognition (OCR), biometric identification and a sophisticated risk analysis engine to establish a user’s identity and authorize checks. CT Holdings is being financed separately from Cash Technologies and initially received its first net proceeds of $368,000 from an existing Cash Technologies investor. Since that time we have received an additional $75,000. These stockholders own 13.35% while we own 86.65% of CT Holdings, LLC.

Following the successful completion of a pilot with Popular Cash Express (“PCE”), a unit of Banco Popular, Inc., on June 25, 2003 Cash Technologies, Inc. signed an agreement with PCE to install the EMMA™ MFS™ (Mobile Financial Services) system on PCE’s mobile check-cashing trucks. Under the agreement, PCE was responsible for installation and hardware costs and a per-transaction fee to Cash Tech for each check processed. The agreement provided for the installation of the system on PCE’s fleet of approximately 60 check cashing trucks in two phases, however in October 2003, before the rollout had been completed, PCE sold the fleet to another check cashing operator with whom we are now working to integrate the MFS application

Our check-cashing products are able to rapidly capture and analyze transaction data from checks, reducing losses due to fraud and automating manual processes. Checks can be evaluated while the customer is still present or during back-office processing. Our BONUS™ product reduces fraud and improves customer service by offloading costly manual check transactions to a “smart” self-service ATM. The products have been piloted in various financial services locations, however no major deployment has occurred to date. Our system can recognize and analyze check data, identify a customer and provide a check approval in about 5 seconds, reducing losses and improving efficiency and record keeping. The EMMA risk analysis process quickly analyzes and credit-scores electronic check images to determine the probability of loss. The speed and accuracy of the EMMA system can permit cashiers to identify fraudulent and counterfeit checks while the customer is still present. This is significant for the industry since the majority of banks and financial services providers have little or no ability to detect check fraud at the point of presentation, which costs the industry billions of dollars per year.

Commercial Cash Processing and Coin Machines

Since inception, we have conducted only limited marketing activities and currently have limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. We conduct substantially all of our own marketing activities and may hire additional marketing personnel, including possibly independent contractors to assist us in marketing CoinBank machines. To date, we have conducted marketing of our cash processing services by means of press releases and articles in trade journals targeted at cash-intensive industries. Our marketing of CoinBank machines has consisted of entering into market testing arrangements with a limited number of financial institutions and retailers and attending certain industry shows. We intend to focus our future coin-machine marketing efforts on the sale of CoinBank machines rather than the free-placement/shared revenue model.

We have entered into an OEM arrangement to supply Diebold, Inc. with CoinBank machines for Diebold, Inc. to sell through its sales force. The first 49 machines under this relationship have been shipped. We believe that this relationship could result in significant revenues over the next 12-month period. The gross proceeds of these sales are approximately $282,364, although there can be no assurance of future sales. We also sold 9 other machines during this period to other customers for additional gross proceeds of $56,650.

On June 30, 2003, CoinBank Automations Handels Ges.m.b.H. (“CoinBank Europe”), an Austrian corporation and wholly-owned subsidiary of Cash Technologies, Inc., signed an agreement with Cash Solutions Geldverarbeitungssysteme GmbH i.G. (“Cash Solutions”), an Austrian corporation, for Cash Solutions to exclusively distribute our CoinBank self-service coin counting machines in Europe. Cash Solutions will supply the machines to NCR Corporation and others. NCR is one of the world’s largest banking equipment providers and will in turn market the machines to its bank customers in Europe directly and indirectly through its distributors.

The agreement requires that Cash Solutions purchase certain minimum quantities each year to maintain its exclusivity and allows for the parties to share in manufacturing cost reductions realized as production quantities increase from sales. The machines, engineered in the U.S. and Austria by Cash Tech and CoinBank Europe, are manufactured under contract to CoinBank Europe by a prestigious European equipment maker that operates more than 170,000 square feet of ISO 2001 manufacturing facilities in Austria.

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

Competition

EMMA - Electronic Message Management Architecture Transaction Processing System

There is intense growth in the development and distribution of off-premise (non-bank) financial services, particularly on ATMs, Point-Of-Sale (POS) terminals, specialty kiosks and other devices, including cellular phones and wireless PDAs. Most of this equipment has a limited user interface, although recent equipment models have high-powered, graphical user interfaces. Many support peripherals for dispensing new financial products. While there are a number of companies who have developed transaction processing solutions for specific applications, such as check cashing, event or airline ticketing, prepaid phone cards, etc, we are not aware of any competitor that has our plan to provide “advanced function” transaction processing services as its core business. One company,

7-Eleven, Inc., has begun to deploy a check-cashing terminal into its convenience stores. These terminals are also capable of issuing money orders and transferring money. While apparently similar in functionality to our ATM-X, the 7-Eleven system is not designed for banks, the focus of our BONUS product, nor is it useful in mobile applications, as is our MFS product, nor does it provide the versatility of the EMMA platform. In addition, to our knowledge 7-Eleven is not offering transaction processing services or terminals to outside companies or institutions, though there is no assurance that it will not do so in the future. This is, nonetheless, an important factor competing for a similar end-user base.

Coin Machines

While we are aware of perhaps a half dozen coin machine manufacturers in the world, we know of only two companies, Coinstar, Inc. and Scancoin, Inc., that have distributed an appreciable number of self-service coin counting machines to the U.S. retail industry. To our knowledge, unlike our approach, in which CoinBank machines are sold, Coinstar focuses marketing efforts on installing “free placement” machines. This competitor has installed a large number of machines throughout the United States, and in some cases, such installations are near where we have installed or may seek to sell CoinBank machines. There can be no assurance that potential purchasers of CoinBank machines will not prefer to employ this competitor’s “free placement” machines. Moreover, there can be no assurance that other companies are not developing or will not seek to develop functionally equivalent products or services for the disposal of large amounts of coins in the future. Other coin machine manufacturers may have substantially greater financial, personnel, marketing and other resources than us. In addition, there are many companies in the coin processing industry that have the expertise and resources that may encourage them to develop and market products or services that compete with CoinBank machines or that would render CoinBank machines obsolete or less marketable. Moreover, potential customers may elect to establish their own facilities for counting and processing coins or utilize other methods, which they believe to be less costly or possess other advantages over CoinBank machines. There can be no assurance that we will be able to compete successfully.

Intellectual Property

Although we have received U.S. Patents with respect to our CoinBank machine and EMMA technology, and we recently acquired a patent for healthcare transaction processing technology, there can be no assurance that these patents will afford us with any meaningful protection. Any or all claims of a patent can be invalidated even after its issuance through litigation and other administrative procedures. If we fail to adequately defend such attacks, one or more of our claims or our entire patent(s) could be invalidated and of no further value to us. We rely on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of certain software developed by us and used primarily in its cash processing operations (“Developed Software”). Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the Developed Software. Although we believe that the Developed Software and other software used in its operations does not infringe upon the rights of others, there can be no assurance that the Developed Software or such other software does not and will not infringe upon the patents or intellectual property rights of others. See “Risk Factors”-Litigation.

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

We believe that product recognition is an important competitive factor and promotes the CoinBank name in connection with our marketing activities. We received United States trademark registration for the “CoinBank” name in September 1997. Although we are not aware of any claims of infringement or other challenges to our rights to use this trademark, there can be no assurance that our marks do not or will not infringe upon the proprietary rights of others or that our marks would be upheld if challenged. We have not applied for the trademark with respect to the EMMA trade name or any other trade name.

Employees

As of May 31, 2004, we employed 13 employees and three contractors on a full-time basis, of which two were engaged in facilities and security, one was engaged in customer service and sales, four were engaged in accounting and administration and nine were engaged in system support and development. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good. In addition, we utilize the services of two offshore technical development groups, totaling approximately three engineers, for some of our software development activities.

RISK FACTORS

The following factors, in addition to those discussed elsewhere, should be considered carefully in evaluating our business and us. An investment in our shares involves a high degree of risk and is suitable only for those investors who can bear the risk of loss of their entire investment.

Risks Related to Our Financial Condition

We have limited revenues and a history of incurring losses, which has resulted in our independent accountants issuing opinions containing doubts about our ability to continue as a going concern.

We have generated limited revenues since our inception, and do not expect to generate significant revenues within the next fiscal year. For the fiscal years ended May 31, 2003 and 2004, we had net sales of only $267,576 and $80,616, respectively.

We have incurred losses since our inception. For the last two fiscal years ended May 31, 2003 and 2004, we sustained net losses of $4,048,345 and $4,382,532 respectively. We had a stockholders’ deficiency of $7,085,761 as of May 31, 2004. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2004 and 2003, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. During the current fiscal year, we have continued to generate losses and will continue to incur losses for the foreseeable future.

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of May 31, 2004 we had outstanding current liabilities of $9,409,763, which we are unable to repay without continued creditor forbearance and investor support. If either of these factors cease, then we would have to consider bankruptcy.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of May 31, 2004, Cash Tech had a working capital deficit of $9,354,394 due to continuing losses. On May 31, 2004, we had available cash of approximately $21,000. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund development of the EMMA technology, our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. During the fiscal year ended May 31, 2004, noteholders representing $3,774,049 of principal and interest, approximately 83% of the total value of notes, have converted their notes into 1,510,814 shares our common stock at $2.50 per share. We are in discussions with the remaining noteholders. As of May 31, 2004, we still owed $751,566 in principal and interest to the remaining noteholders. There can be no assurance that the remaining noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. As of May 31, 2004, we also owe $3,966,211 to General Electric Capital Corporation, or G.E. Capital. In 2000, we entered into the first of several loan modifications with G.E. Capital. The current modification will expire in October 2004, and we have no current plan or arrangement for repaying G.E. Capital. There can be no assurance that G.E. Capital will agree to further modifications, or that it will not seek to foreclose on its security interest in all our assets as described below, or take other steps to be repaid.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to various lenders, including the holders of the notes in the principal and interest amount of $751,566 issued in our placement, which was completed in January 2000, and equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997. The General Electric loan is secured by certain of our CoinBank machines. As of May 31, 2004, we were indebted to General Electric Capital Corporation in the amount of approximately $3,966,211 including interest. We are in default of its secured obligations except for the loan due to General Electric Capital Corporation. This technical default by us on our secured obligations could cause a secured creditor to declare our indebtedness due and foreclose on the assets securing the defaulted indebtedness. As a result of the existing liens and continuing losses, we are unable to obtain additional credit by securing our assets. Further, as a result of the security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

Any additional financing that we may obtain may substantially dilute the interests of our stockholders.

To the extent that we obtain additional financing through the issuance of additional equity securities in the future, such issuance may involve substantial dilution to our then-existing stockholders.

We may not fully recover the carrying value of our CoinBank machines held for sale.

We currently are holding for sale approximately 253 CoinBank machines, which have a carrying value of approximately $675,439 at May 31, 2004. We have taken an impairment charge in the fiscal year ended May 31, 2004 for the carrying value of our CoinBank machines. Impairment on coin machines was $154,140. The impairment was taken due to low inventory turnover for the coin machines. In future periods, additional impairment may be taken based on future sales of coin machines. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. We continue attempting to identify parties interested in acquiring the remaining units, although we cannot guarantee we will continue to have sales or will obtain similar sales results.

Risks Related to Our CoinBank Businesses

If our products do not achieve market acceptance, our business will be harmed.

The demand for and market acceptance of our coin and currency processing equipment are also subject to a high level of uncertainty. If we do not realize market acceptance of these products, our business will be seriously harmed. Commercial establishments and individuals may elect to utilize other methods which they believe to be less costly or possess other advantages over our cash processing services, including establishing their own cash counting and processing equipment.

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

The financial transaction processing industry is crowded with well-established companies, large and small. While companies such as Deluxe, Concord EFS, Total Systems and others have focused on conventional ATM and POS and related transactions, if these firms were to make a concerted effort to develop an advanced function system comparable to EMMA they might prevent or reduce our ability to effectively market EMMA. We believe that our development advantage and proprietary technologies will permit EMMA to penetrate the market effectively, but there is no assurance that larger or better established transaction processing firms will not offer competing products in the future that preempt our efforts.

Risks Related to Our EMMA Based Technology Businesses

Our products may not perform reliably in extensive applications.

As of May 31, 2004, we had test-marketed only four EMMA-driven ATM-X/POS-X machines and have derived no significant revenue from our EMMA-based business. To date, we have not installed a base of EMMA-driven ATM-X/POS-X machines or PrISM systems upon which we can base reliable predictions about the reliability or functionality of those technologies. Although such systems and machines have performed reliably to date at their current installations and in our laboratory, upon widespread commercial use they may not satisfactorily perform all of their intended functions or may not prove reliable in extensive utilization. Software and other technologies that are incorporated into our products are complex and may contain errors, which will only become apparent subsequent to widespread commercial use. Remedying such errors could require the expenditure of a substantial amount of money and could also result in significant delays in installing or selling our products, which could have a material adverse effect on us. We anticipate that we will continue to seek to upgrade and enhance both the hardware and software components of our products. Such upgrading and enhancement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs. Further, our EMMA systems may not satisfactorily perform all of its intended functions or will prove not to be reliable in extensive utilization.

Competing products and services could render our technologies obsolete.

Our EMMA platform will compete with existing ATMs and services offered by financial institutions and other companies that may provide services similar to those offered by EMMA. Competitive technologies may render our products and services obsolete or less marketable.

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

The expansion of our EMMA-based business is uncertain.

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

Our business line, named PrISM (Predictive Identification and Security Manager), incorporates biometric and risk assessment technologies originally developed to secure financial transactions on the EMMA platform. PrISM, is an outgrowth of the events of September 11, 2001, and the need for enhanced security and identification capabilities. There can be no assurance that we will be able to capitalize on the opportunities in this emerging market, or that the perceived level of demand for these types of products will be as high as anticipated.

We may not successfully compete with our competitors.

Our PrISM line of business is based in part upon our EMMA technology and is intended to consist of a suite of security products and provide professional services and custom development for specific security requirements. PrISM products use biometric and risk analysis technologies for critical security applications including physical security and high-risk financial transactions. There are other companies involved in this field of business, including Eyeticket Corporation, Viisage Technologies, Visionics Corporation and Identix, all of whom may be more established in the industry and may be better financed. There can be no assurance that we will be able to compete with these companies, or other entrants in the field

Changing industry trends may adversely effect our operations.

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

We are dependent on third-party manufacturers and on independent contractors, whose nonperformance could harm our business.

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

Although we have been issued U.S. Patents with respect to our EMMA technology, there can be no assurance that these patents will afford us any meaningful protection. We intend to rely primarily on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with our employees to establish and protect the ideas, concepts and documentation of software developed by us. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the software we have developed. Although we believe that our use of the software we developed and other software used in its operations does not infringe upon the rights of others, our use of the software we developed or such other software may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the software we developed or such other software or refrain from using such software. We may not have the necessary financial resources to defend any infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us. Moreover, if the software we developed or any other software or hardware used in our business is deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us. We received United States trademark registration for the “CoinBank” name in September 1997. Although we are not aware of any claims of infringement or other challenges to our rights to use this trademark, there can be no assurance that our marks do not or will not infringe upon the proprietary rights of others or that our marks would be upheld if challenged.

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

Our Certificate of Incorporation includes provisions to limit, to the full extent permitted by Delaware law, the personal liability of our directors for monetary damages arising from a breach of their fiduciary duties as directors. In addition, our By-Laws require us to indemnify any of our directors, officers, employees or agents to the full extent permitted by Delaware law. As a result of such provisions in our Certificate of Incorporation and the By-Laws, securityholders may be unable to recover damages against our directors and officers for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties. This may reduce the likelihood of securityholders instituting derivative litigation against directors and officers and may discourage or deter securityholders from suing our directors, officers, employees and agents for breaches of their duty of care, even though such an action, if successful, might otherwise benefit us and our securityholders.

The American Stock Exchange may delist our securities.

Our common stock is listed on American Stock Exchange. The American Stock Exchange granted us an exemption from its original listing requirements in order for our common stock to be listed for trading, and we are not in compliance with the American Stock Exchange’s criteria for continued listing. Our failure to meet these maintenance criteria may result in the delisting of our common stock from the American Stock Exchange. In 2000, we issued securities which the American Stock Exchange may determine to have violated its rules requiring stockholder approval for the issuance of securities constituting 20% or more our outstanding securities. These or other possible rule violations may result in delisting of our common stock from American Stock Exchange. If our common stock is delisted, trading, if any, in our common stock would occur on the non-Nasdaq over-the-counter market. As a result of such delisting, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our securities.

If our common stock is delisted from the American Stock Exchange, we also are likely to be subject to the risks relating to penny stocks.

Our common stock has not been traded above $5.00 in over three years. If our common stock were to be delisted from trading on the American Stock Exchange and the trading price of the common stock remained below $5.00 per share, trading in our common stock would be subject to the requirements of certain rules promulgated under the Exchange Act related to so-called penny stocks. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock and the ability of purchasers to sell our common stock in the secondary market.

The price of our common stock has been, and may continue to be, volatile.

The market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. Since January 1, 2004, the sale price for our common stock, as reported by the American Stock Exchange has fluctuated from a low of $0.60 to a high of $1.58 per share. The market price of our common stock could be impacted by a variety of factors, including:

•	announcements of technological innovations or new commercial products by us or our competitors.

•	changes in government regulation and policies which may be undertaken with respect to security issues related to terrorism, privacy and other matters.

•	developments in the patents or other proprietary rights owned or licensed by us or our competitors.

•	matters related to our financial condition, including our ability to obtain necessary capital.

•	litigation affecting us or our products.

•	general market conditions in our industry.

In addition, the stock market continues to experience price and volume fluctuations. These fluctuations have especially affected the market price of many technology companies. Such fluctuations have often been unrelated to the operating performance of these companies. Nonetheless, these broad market fluctuations may negatively affect the market price of our common stock.

We have the discretion to issue additional shares of preferred stock with rights and preferences superior to those granted to holders of our common stock.

Our Certificate of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock, from time to time, in one or more series. Our board of directors is authorized, without further approval of the securityholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock. The issuance of such stock could adversely affect the voting power of the holders of common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently lease our Los Angeles facility from Prime Financial Partners, Ltd, a Nevada limited partnership. Our monthly lease payment is $6,580 for 13,000 square feet. The lease expires in September 2007. Bruce Korman, our CEO, is one of the partners of Prime Financial Partners, Ltd.

ITEM 3.	LEGAL PROCEEDINGS

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract. In September 2002, Cash Technologies, Inc. loaned McNeely and Willmon the amount of $79,999. Pursuant to the promissory notes the funds were due to be returned in December 2002. Despite repeated collection attempts, both McNeely and Willmon refused to repay the funds. Our lawsuit sought an amount in excess of $79,999. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages. In November 2003, we entered into a settlement agreement with McNeely and Willmon requiring McNeely and Willmon to pay a total of $50,000 over a three month period. These amounts have been paid as of January 12, 2004, and all claims against us have been dismissed, satisfying all conditions of the settlement. We received settlement proceeds of $40,000 for the fiscal year ended May 31, 2004 (noted as “Other Income” on the May 31, 2004 Income Statement).

Shaw’s Supermarkets has filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw’s locations in New England on a free-placement basis since June, 1999 and had been negotiating a settlement and termination agreement with Shaw’s to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw’s was claiming damages in excess of $100,000, for contract termination fees and reimbursements. As of May 31, 2004, we have accrued $109,000 for this liability along with fees and expenses. Furthermore, we had significant claims against Shaw’s for damages to the machines. In August, 2004, Shaw’s and Cash Technologies, Inc. agreed to settle this litigation with mutual, general releases and without any exchange of money pending execution of final settlement documentation. Therefore the accrued liability will be removed from Cash Technologies’ balance sheet in the second quarter of 2005.

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against us for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. Subsequent settlement negotiations resulted in a tentative settlement agreement with KIS on July 7, 2003 which had not been performed as of May 31, 2004. Also as of May 31, 2004, Cash Technologies has an accrued liability of $138,000 for this lawsuit. The Company had filed a petition to vacate the judgment, but in August, 2004, KIS and Cash Technologies, Inc. agreed to a settlement in which Cash Technologies would pay KIS $50,000 pending execution of final settlement documentation. The balance of the accrued liability of $88,000 will be written off in the second quarter of 2005.

In February 2003 Samson Consulting Corp. was hired, inter alia, to provide consulting services and arrange financing for the Company. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of Cash Tech stock; either party had the right to terminate after one month for any reason. Shortly thereafter, the Company terminated the agreement for Samson’s failure to perform. In July 2004, Samson initiated arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson is owed damages. The Company believes that Samson is owed nothing. Nevertheless, there is no assurance that an arbitrator will not award Samson fees for the period prior to the termination of the agreement or for the entire one-year term. In any event, the Company may incur significant costs of litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held an annual meeting of shareholders on January 5, 2004, the first for the Company in the last three (3) calendar years. We did not submit any matter to a vote of our security holders during the fourth quarter of our last fiscal year.

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

All of the proposals and all of the nominees for directors were approved by shareholders. The voting was as follows:

1.	Election of Directors

Name	Votes For	Votes Against	Withheld Vote
Bruce Korman	5,025,494	4,496	0
Robert Fagenson	5,027,640	2,350	0
Richard Miller	5,027,640	2,350	0
Kevin Walls	5,027,640	2,350	0
David Grano	5,027,640	2,350	0

2. Proposal to Amend the Employee Option Plan

Votes For	Votes Against	Abstentions/NonVotes
4,837,290	187,700	5,000

3. Proposal to Amend the Director Option Plan

Votes For	Votes Against	Abstentions/NonVotes
4,803,190	221,800	5,000

4. Proposal to Approve Conversion Terms of Series B Preferred Stock

Votes For	Votes Against	Abstentions/NonVotes
4,992,110	32,880	5,000

PART II

ITEM 5.	MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock commenced trading on the Nasdaq Small Cap Market on July 9, 1998. On April 3, 2000, trading of our common stock was switched to the American Stock Exchange, where it still currently is listed for trading under the symbol, “TQ”.

The following is the range of closing bid prices for the common stock for the periods indicated below:

Year ending May 31, 2003		High	Low
Q1	June 1 - August 31	1.50	0.75
Q2	September 1 - November 30	1.08	0.65
Q3	December 1 - February 28	0.90	0.60
Q4	March 1 - May 31	1.00	0.60

Year ending May 31, 2004		High	Low
Q1	June 1 - August 31	1.42	0.75
Q2	September 1 - November 30	1.15	0.88
Q3	December 1 - February 29	1.15	0.87
Q4	March 1 - May 31	1.58	1.15

Year ending May 31, 2005		High	Low
Q1	June 1 - August 31	1.00	1.51

On September 5, 2004 we had a high and low price of $1.00 and $0.98, respectively.

Dividend Policy

We have never paid any dividends on our common stock, and do not intend to declare or pay any dividends in the foreseeable future. The declaration in the future of any cash dividends on our common stock will be at the discretion of our board of directors and will depend upon a variety of factors, including our earnings, if any, capital requirements and financial position, as well as the general economic conditions at the time in question. Moreover, the payment of cash dividends on the Common stock in the future could be limited or prohibited by the terms of financing agreements that we may enter into, such as a bank line of credit or an agreement relating to the issuance of other of our debt securities, or by the terms of any preferred stock that are or may be issued and then outstanding.

During the fiscal year ended May 31, 2004, we accrued dividends of $336,116 for all Preferred Stock outstanding as compared to $341,634 for the fiscal year ended May 31, 2003.

Recent Sales of Unregistered Securities

In March, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 741,181 shares of our common stock for gross proceeds of $650,000. The sale price was in each transaction $0.85 per share and we paid $63,500 in commissions.

In March 2004, one noteholder exercised 20,000 common stock purchase warrants from which we received gross proceeds of $13,000.

In March 2004, noteholders owed $167,354 of principal and interest converted their notes into 66,942 shares of our common stock at $2.50 per share. The terms of the conversion were the same as in the past. We are in discussions with the remaining noteholders.

In April 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 104,093 shares of common stock for gross proceeds of $95,000. The sale price was in each transaction $0.85 per share.

We issued 646,418 shares of common stock for $1.00-$1.35 per share for various consulting services during the fiscal year ended May 31, 2004.

During the fiscal year ended May 31, 2004, various individuals converted 550,440 common stock purchase warrants into share of our common stock.

In May 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 125 shares of preferred stock for gross proceeds of $125,000. The sale price for this transition was $1.35 a share.

In May 2004, we issued dividends on the Series E Redeemable Preferred Stock of $110,711. The preferred stockholders were awarded 116,996 shares of our common stock in-lieu of cash.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cash Technologies, Inc., is a Delaware Corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to “us” or “we” refer to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation, incorporated in May 1994, which became a subsidiary of Cash Technologies in January 1996; CoinBank Automated Systems, Inc., a Delaware corporation, incorporated in November 1995; CoinBank Automation Handels GmbH, Salzburg, Austria incorporated in February, 1998; Cintelia Systems, Inc., incorporated in December, 2001 and CT Holdings, LLC incorporated in June 2002 of which Cash Technologies owns 86.35%. We recently formed a new subsidiary now knows as Heuristic Technologies, Inc. However, since Heuristic Technologies did not conduct any operations until after the end of the May 31, 2004 fiscal year, no information is included for that subsidiary in the financial information reported below.

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2004, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant’s letter.

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to have a high level of operating expenses, we will continue to be required to make certain up-front expenditures in connection with our proposed CoinBank machine sales effort and development of EMMA transaction processing system. We anticipate that losses will continue for the foreseeable future. Our expenses have exceeded net revenues since inception. For the fiscal years ended May 31, 2004 and 2003, we sustained net losses of $4.4 million and $4.1 million, respectively.

Gross profit for the year ended May 31, 2004, was $33,008 or 40.9% of net revenues, as compared to a $73,944 or 27.6% of net revenues for the year ended May 31, 2003. The increase in gross profit was primarily attributable to a higher concentration of software and licensing fees.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of May 31, 2004, capitalized software costs amounted to $1,446,068. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all costs related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $120,000 for the fiscal year ended May 31, 2004.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the fiscal year ended May 31, 2004, we amortized an additional $559,768 of capitalized software.

The current EMMA asset is currently valued at $1,446,068, which reflects the costs incurred by us in developing the asset, as well as the net realizable value estimated in management’s determination. Management believes that its estimates reflect its ability, based upon management’s internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained commencing in the early half of 2005 calendar year, and will be obtained fully by the end of the calendar year 2007. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability of corporate entities to purchase software such as the EMMA software.

In its projections, management has calculated a transaction fee based upon the use of the technology through placement in check cashing stores operated by an independent third party and for certain uses on stored value cards to be issued by independent third parties. The transaction charge for use through ATM machines would be higher, because the services available through an ATM located in a bank office would be greater and the expense to us is also greater. The projected transaction fee is based upon management’s discussions with potential customers, including bank and non-bank ATM service providers. Management has had significant negotiations with representatives of various large financial institutions regarding the installation of EMMA based products. However, to date we have not entertained any definitive agreements with any institution. According to a study entitled “the Use of Checks and other Non-Cash Payments Instruments in the United States” prepared by the Federal Reserve, there were 42.5 billion checks processed by financial institutions in the United States during the year 2000 about a third of which are of the type that our products are intended to help process.

There can be no assurance that management’s estimates will prove accurate, and investors should be aware that in the event these estimates are inaccurate, a write down of all or a portion of this asset may be required.

We record as revenue licensing and software fees as well as coin counting machine sales in accordance with generally accepted accounting principles.

During the fiscal year ended May 31, 2002, our market analysis for self-service coin counting machines indicated that retailers were demanding higher profit margins from the operation of these devices than that being offered through the “free-placement” business model. We concluded that its free-placement program should be supplanted by direct sales of these machines to retail store chains and removed substantially all of our free-placement machines from operation. We are marketing the machines to other equipment manufacturer “OEM” customers (manufacturers of cash handling equipment), companies with existing equipment distribution and service channels and directly to retailers and financial institutions. Although we will continue our direct sales approach with respect to our CoinBank machines, we intend to focus substantially all of its efforts and operations on the continued development and deployment of the EMMA technology and the development of Heuristic Technologies’ business.

Revenues generated from CoinBank machines accounted for approximately 46% of net revenues for the fiscal year ended May 31, 2004, with the balance involving software and licensing fees from our EMMA related services. Although there can be no assurance, we anticipate that the revenue associated with processing fees derived from EMMA transaction processing system, including fees for transactions processed by Heuristic Technologies, will become the primary source of our future revenues.

Results of Operations

Fiscal Year Ended May 31, 2004, Compared to Fiscal Year Ended May 31, 2003

Gross revenues include equipment sales and licensing fees for the fiscal year ended 2004 and amounted to $80,616 compared to $267,576 for fiscal year 2003. The decrease in revenue is attributable to a decrease in CoinBank equipment sales.

Cost of revenues for the year ended May 31, 2004, was $47,608 or 59% of gross revenue compared to $193,632 or 73% of gross revenue in fiscal year 2003. The decrease in direct costs was primarily the result of product sales mix.

Gross profit for the year ended May 31, 2004, was $33,008 or 41% of net revenues, as compared to a $73,944 or 27% of net revenues for the year ended May 31, 2003. The increase in gross profit was primarily attributable to an increase in the volume of software and licensing fees which carry higher margins.

Selling, general and administrative expenses for the year ended May 31, 2004, increased to $3,106,495 compared to expenses of $2,487,714 for the fiscal year 2003. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. A one-time expense item in fiscal ‘04 is attributable to recognizing $140,771 of fees due to the American Stock Exchange as well as additional consulting fees of $107,916. The stock exchange fees are now being accrued on a monthly basis.

Research and development costs dropped from $287,000 to $120,000 for fiscal 2004 as management directed resources to software product maintenance from product development. Fewer programmers were employed during fiscal ‘04.

Depreciation and amortization expenses decreased to $563,982 during fiscal 2004 from $584,731 in fiscal 2003. The decrease was primarily attributable to a decrease in depreciation expense recognized during the 2004 fiscal year of $4,214 compared to $24,963 in 2003.

Other income of $40,000 involves the settlement of a lawsuit (see “Legal Proceedings”).

Interest expense for the fiscal years 2004 and 2003 was $553,767 and $767,616, respectively. The decrease was primarily attributable to a reduction in interest recognized on the secured investor notes. Several of these notes were converted to common stock during the 2004 fiscal year.

In fiscal ‘04, a $154,140 inventory impairment charge was recognized to reflect a decline in the market value of Coinbank’s CB IV machines.

As a result of the foregoing, net losses for the years ended May 31, 2004 and 2003 were $4,382,532 and $4,048,345, respectively.

Fiscal Year Ended May 31, 2003, Compared to Fiscal Year Ended May 31, 2002

Gross revenues include equipment sales and licensing fees for the fiscal year ended 2003 and amounted to $267,576 compared to $143,748 for fiscal year 2002. The increase in revenue is attributable to an increase in coin machine sales.

Cost of revenues for the year ended May 31, 2003, was $193,632 or 72.4% of gross revenue compared to $112,077 or 78% of gross revenue in fiscal year 2002. The decrease in direct costs was primarily the result of the decreased costs associated with reduction in staff.

Gross profit for the year ended May 31, 2003, was $73,944 or 27.6% of net revenues, as compared to a $31,671 or 22.2% of net revenues for the year ended May 31, 2002. The increase in gross profit was primarily attributable to staff reductions and higher equipment sales.

Selling, general and administrative expenses for the year ended May 31, 2003, increased to $2,487,714 compared to expenses of $2,175,371 for the fiscal year 2002. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

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

As a result of the foregoing, net losses for the years ended May 31, 2003 and 2002 were $4,048,345 and $3,852,351, respectively.

Liquidity And Capital Resources

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At May 31, 2004, we had a working capital deficit of $9,354,394 compared to a working capital deficit of $12,653,698 at May 31, 2003. At May 31, 2004, we had a cash balance of only approximately $21,000. Our current monthly operating costs without any interest or principal payments on debt, amortization of warrants and depreciation expense are approximately $250,000. We are in immediate need of substantial working capital to continue our business and operations. To date, we have been funding our operations through the issuance of equity in private placement transactions with existing stockholders or persons with whom we have relationships, including affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

Since inception, we have satisfied our working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from our securityholders. Furthermore, our contract with the Los Angeles County Metropolitan Transit Authority to count currency expired on June 30, 2002, which resulted in a significant reduction in our gross revenue. As of May 31, 2004, we do not have any cash processing customers. We discontinued our currency counting operations in the fourth quarter of fiscal year ended May 31, 2003.

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2004 and 2003, which indicated a substantial doubt as to our ability to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs.

Net cash used in operating activities was $2,972,207 for the fiscal year ending May 31, 2004 compared to $1,840,468 for the fiscal year ending May 31, 2003. The increase of Net cash used by operating activities, during the 2004 period was primarily due to the effects of the decreases in accrued interest of $134,092 and accrued liabilities of $498,278. Accrued interest tumbled due to the conversion $3,774,049 of convertible debt to equity of which, $624,345 involved accrued convertible debt interest.

Net cash provided by financing activities for the fiscal year ending May 31, 2004, was $2,966,550 as compared to $1,419,762 for the fiscal year ending May 31, 2003. The increase in Net cash provided by financing activities for 2004 was primarily attributable to increases in proceeds from the issuance of warrants and common and preferred stock of $2,010,591.

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity in October, 2004. We do not have sufficient capital to repay this debt. We intend to seek to enter into another modification with G.E. Capital, but there can be no assurance that we will be able to do so. As of May 31, 2004, we owed G.E. Capital $3,966,211, which includes the principal, financing fees and unpaid interest. As of August 31, 2004, the loan was current.

As of May 31, 2004, noteholders representing $3,774,049 of principal and interest had converted their notes into 1,510,814 shares of our common stock at a price of $2.50 per share. We are in discussions with the remaining noteholders. As of May 31, 2004, we still owed $751,566 in principal and interest on the outstanding notes.

For the fiscal year ending May 31, 2004, we raised $2,180,492 from the sale of our securities in private, unregistered sales and an additional $357,781 from the exercise of common stock warrants. In November 2003, we issued 1,442,682 shares of our common stock for the conversion of $3,606,695 of convertible debt, seven-year warrants to purchase 117,188 shares of our common stock at an exercise price of $.01 per share in exchange for the cancellation of $95,265 of short-term debt and 75,000 shares of our common stock for services rendered totaling $75,000.

Off Balance Sheet Arrangements

We recently announced the formation of Heuristic Technologies, Inc. (“HTI”) a new subsidiary that will engage in providing electronic services and products for the management of employee benefits and insurance claims, as well as potentially providing other cash debit transaction services. In connection with formation of this new subsidiary, we purchase certain technology and entered into two employment agreements with the two senior executives who shall operate the new subsidiary. The agreements call for the issuance of up to $3,700,000 worth of Cash Technologies’ preferred stock based on various revenue and income milestones of HTI. The preferred stock is convertible into shares of our common stock at a 20% discount to the market price, with a floor of $2.00 per share and a ceiling of $5.00 per share, and includes a dividend equal to 24% of the net income of HTI subject to certain conditions.

HTI is developing a suite of products designed for managing employee benefits and insurance claims, including the following:

•	CashTechCard(TM) is a stored-value MasterCard(R) that can be issued by employers to their employees as a method of conveniently distributing medical, transportation and other benefits without issuing checks. The cards can be used to pay reimbursable expenses or an employee’s entire paycheck, providing greater financial control and convenience.

•	ProIdentify(TM) and ProRemit(TM) a new business-to-business financial products for health care providers and insurers. ProIdentify is being designed to permit health care providers to immediately and accurately determine a patient’s insurance status, eliminating costly billing problems. ProRemit is being designed as a tool through which insurers will be able to issue electronic payments, checks and statements to health care providers.

•	Pro837(TM) is being designed to permit health care providers to dramatically decrease the number of submitted claims that are rejected due to clerical or technical errors and reduces the time for payment to providers. We anticipate that Pro837 will significantly reduce first-claim rejects.

SIGNIFICANT ACCOUNTING POLICIES

We have designated our CoinBank machines and parts as being held for sale. CoinBank machines held for sale are recorded at the lower of the cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. During the fourth quarter of fiscal year 2004, management evaluated the estimated fair market value of these machines and subsequently recorded an impairment loss of $154,140. As of May 31, 2004, the carrying value of the CoinBank machines is $675,439.

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related asset, ranging from 3 to 7 years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (un-discounted and without interest charges) from the use of an asset is less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of May 31, 2002, capitalized software costs amounted to $2,771,536 of which $408,787 and $1,201,535 were capitalized in fiscal years ended May 31, 2002 and 2001, respectively. Technological feasibility was achieved in September of 1999 and from that point forward all costs related to the EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed.

Amortization commenced on January 1, 2002. The amortization was over a seven-year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. The amortization period for capitalized software was changed to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002.

We have removed our discontinued coin processing revenue and related expenses from the current operating results and reclassified them as a separate line item called Discontinued Operations.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation Transition and Disclosure an Amendment of FASB Statement No. 123. SFAS 148 provides alternative methods of transition for companies making a voluntary change to fair value-based accounting for stock-based employee compensation. We continue to account for our stock options under the intrinsic value recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recognized in net income if the exercise price of all options granted was greater than the market price of the underlying common stock on the grant date. Effective for interim periods beginning after December 15, 2002, SFAS 148 also requires disclosure of pro-forma results on a quarterly basis as if we had applied the fair value recognition provisions of SFAS123.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 affect on the Company’s financial statement presentation or disclosures.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. SFAS No. 150 did not affect on the Company’s financial statement presentation or disclosures.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of

Cash Technologies, Inc.

Los Angeles, California

We have audited the accompanying consolidated balance sheets of Cash Technologies, Inc. and subsidiaries (the “Company”) as of May 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of Cash Technologies, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cash Technologies, Inc. and subsidiaries as of May 31, 2004 and 2003 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1(a) to the consolidated financial statements, Cash Technologies, Inc. has suffered significant recurring losses from operations and at May 31, 2004, had a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/    VASQUEZ & Company LLP

Los Angeles, California

August 25, 2004.

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	MAY 31, 2004	MAY 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,951	$1,874
Accounts receivable	2,383	2,484
Prepaid expenses and other current assets	4,000	4,057
Other receivable (net of allowance $21,000)	28,035	28,035

Total Current Assets	55,369	36,450
CoinBank machines held for sale (Note 1(j))	675,439	862,090
PROPERTY AND EQUIPMENT (net) (Note 2 )	30,104	29,051
CAPITALIZED SOFTWARE COSTS (Note 1(p))	1,446,068	2,005,836
OTHER ASSETS	93,822	69,187

TOTAL ASSETS	$2,300,802	$3,002,614

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 3)	$4,478,997	$4,371,527
Due to Officers and Directors (Note 9)	9,415	121,085
Convertible debt (Note 4)	751,566	4,362,731
Due to Shareholders (Note 4)	70,250	70,750
Accounts payable	1,210,382	1,062,170
Accrued liabilities	1,482,072	1,493,209
Bank overdraft	197,800	197,800
Dividend payable	1,209,281	1,010,876

Total Current Liabilities	9,409,763	12,690,148
Long-Term Notes Payable (Note 3)
Long-Term Convertible Debt (Note 4)	—	—

TOTAL LIABILITIES	9,409,763	12,690,148

COMMITMENTS & CONTINGENCIES (Note 12)	—	—
MINORITY INTEREST	(23,200)	22,044
STOCKHOLDERS’ DEFICIENCY: (Note 6)
8% Cumulative Redeemable Preferred Stock, $0.01 par value; 1,000,000 shares authorized; 646,091 and 645,966 shares issued and outstanding at May 31, 2004 and 2003.	1,883,688	1,758,688
Common Stock, $0.01 par value, 20,000,000 shares authorized, 14,358,446 and 8,511,253 issued and outstanding at May 31, 2004 and 2003.	143,669	85,191
Additional Paid-In-Capital	30,292,720	22,753,598
Accumulated Deficit	(39,405,838)	(34,307,055)

Total stockholders’ deficiency	(7,085,761)	(9,709,578)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,300,802	$3,002,614

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR ENDED ENDED MAY 31,
	2004	2003
NET REVENUES	$80,616	$267,576
COST OF REVENUES	47,608	193,632

GROSS PROFIT (LOSS)	33,008	73,944

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	3,106,495	2,487,714
RESEARCH AND DEVELOPMENT	120,000	287,000
IMPAIRMENT ON COIN MACHINES	154,140	—
DEPRECIATION & AMORTIZATION EXPENSE	563,982	584,731

OPERATING LOSS	(3,911,609)	(3,285,501)

OTHER INCOME	(40,000)	—
INTEREST EXPENSE	553,767	767,616

LOSS BEFORE INCOME TAXES	(4,425,376)	(4,053,117)

INCOME TAXES	2,400	2,400
MINORITY INTEREST	45,244	33,092
Loss from continuing operations	(4,382,532)	(4,022,425)
Loss from discontinued operations	—	(25,920)

NET LOSS	$(4,382,532)	$(4,048,345)

Dividends & deemed dividends	$716,200	$792,548
Net loss allocable to common shareholders	$(5,098,732)	$(4,840,893)
Basic and diluted net loss per share - Continued Operations	$(0.44)	$(0.68)
Basic and diluted net loss per share - Discontinued Operations	$—	$—
Basic and diluted weighted average shares of common stock outstanding	11,628,865	7,121,257

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

Years ended May 31, 2003 and 2004

	Common Stock		Preferred Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficiency)
	Shares	Amount	Shares	Amount
Balance May 31, 2002	6,225,676	$62,335	676,466	$1,904,688	$20,140,847	$(29,466,162)	$(7,358,292)

Common Stock payments to consultants	275,663	2,756	—	—	279,171	—	281,927
Beneficial conversions of warrants issued to consultants	—	—	—	—	50,291	(50,291)	—
Unit purchase - Common Stock	1,515,330	15,154	—	—	953,725	—	968,879
Beneficial conversion of warrants - unit purchase	—	—	—	—	329,217	(329,217)	—
Conversion from Preferred Stock to Common Stock	30,500	305	(30,500)	(146,000)	145,695	—	—
Warrant conversion to Common Stock	365,000	3,650	—	—	287,600	—	291,250
Beneficial conversion - repricing of noteholders warrants	—	—	—	—	20,174	(20,174)	—
Beneficial conversion of warrants - convertible notes	—	—	—	—	51,232	(51,232)	—
Subsidiary APIC	—	—	—	—	387,864	—	387,864
Miscellaneous					1,560		1,560
Dividends Paid With Common Stock	99,084	991	—	—	106,222	—	107,213
Dividends on Preferred Stock	—	—	—	—	—	(341,634)	(341,634)
Net Loss	—	—	—	—	—	(4,048,345)	(4,048,345)
Balance May 31, 2003	8,511,253	85,191	645,966	1,758,688	22,753,598	(34,307,055)	(9,709,578)

Common Stock payments to consultants	646,418	6,464			634,595		641,059
Beneficial conversions of warrants					380,084	(380,084)	—
Unit purchase - Common Stock	2,979,757	29,795			2,150,697		2,180,492
Unit purchase - Preferred Stock			125	125,000			125,000
Conversion from Notes Payable to Common Stock	1,510,814	15,108			3,758,941		3,774,049
Conversion from Notes Payable to Warrants					127,981		127,981
Warrant conversion to Common Stock	550,440	5,504			352,281		357,785
Miscellaneous					(1,561)	(51)	(1,608)
Dividends Paid With Common Stock	159,764	1,607			136,104		137,711
Dividends on Preferred Stock						(336,116)	(336,116)
Net Loss						(4,382,532)	(4,382,532)
Balance May 31, 2004	14,358,446	$143,669	$646,091	$1,883,688	$30,292,720	$(39,405,838)	$(7,085,761)

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR ENDED MAY 31
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(4,382,532)	$(4,048,345)
Adjustments to reconcile net loss to net cash used by operating activities:
Minority interest	(45,244)	22,044
Amortization of capitalized software	559,768	559,768
Noncash deemed interest expense	—	83,333
Noncash compensation expense	270,663	281,927
Depreciation expense	4,213	24,963
Impairment of CoinBank machines held for sale	154,140	—
Changes in operating assets and liabilities:
Account receivable	101	94,849
CoinBank machines held for sale	32,511	167,202
Prepaid expenses and other current assets	57	(4,057)
Other assets	(24,635)	(66,187)
Accounts payable	148,212	101,125
Accrued interest	270,354	404,446
Accrued expenses and other current liabilities	40,185	538,463

Net cash used in operating activities	(2,972,207)	(1,840,468)

INVESTING ACTIVITIES:
Purchase of property and equipment	(5,266)	2,876

Net cash provided by (used in) investing activities	(5,266)	2,876

FINANCING ACTIVITIES:
Proceeds from subsidiary	—	19,864
Proceeds from conversion of warrants	357,785	129,250
Proceeds from the issuance of warrants	75,000	—
Proceeds from convertible debt	—	70,750
Net proceeds from issuance of preferred stock	125,000	—
Proceeds from short-term debt	186,255	381,019
Repayments on short-term debt	(298,425)	(150,000)
Proceeds from sale of common stock	2,550,935	968,879

Net cash provided by financing activities	2,996,550	1,419,762

CHANGE IN CASH AND CASH EQUIVALENTS	19,077	(417,830)
Cash and Cash Equivalents, Beginning of Year	1,874	419,704

Cash and Cash Equivalents, End of Year	$20,951	$1,874

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$2,400	$2,400
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Conversion from convertible debt to common stock	$3,774,049	$—
Conversion of preferred stock into common stock	$—	$146,000
Impairment of CoinBank machines	$154,140	$—
Issuance of common stock for services performed	$641,059	$281,927
Dividends declared on preferred stock	$336,116	$341,634
Dividends paid on preferred stock with common stock	$137,711	$107,213
Deemed dividend on warrants issued	$380,084	$450,914
Conversion of shareholder warrants	$357,781	$291,250

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

(a)	“Going Concern”—The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have significant losses from operations and have used significant amounts of cash for operations during the last four years. As of May 31, 2004 and 2003, we have both working capital and net capital deficiencies. Operating losses and cash flow deficiencies have continued throughout 2004.

In view of the financial deficiencies, there is substantial doubt about our ability to continue as a going concern. The recoverability of recorded assets and satisfaction of the liabilities is dependent on our continued operations, which is in turn dependent upon our ability to meet our financing requirements on a continuing basis as well as to succeed in our future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or liabilities.

Due to the unfavorable results of operations and cash flows, we are in the process of negotiating payment terms with vendors representing a significant portion of our accounts payable and are managing the payments of the remaining accounts payable on a case-by-case basis. Management is also taking certain steps to obtain additional equity financing to improve our operating results and financial position.

We plan to increase revenues and reduce our costs in order to generate sufficient positive cash flow beginning in second quarter of fiscal year 2005. While we believe that our financing and revenue generation plans will be successful, no assurances can be given that we will be successful and that we will continue as a going concern.

(b)	Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Cash Technologies, Inc. (“CTI”), a Delaware corporation, and our wholly-owned subsidiaries, National Cash Processors, Inc. (“NCP”), Cintelia, Inc, CT Holdings, LLC and CoinBank Automated Systems (“CAS”) together the “Company.” CoinBank Automation Handels GmbH, Salzburg, Austria (“CoinBank Europe” or “CBE”) was treated as a division of CoinBank Automated Systems during this period and was consolidated into CoinBank Automated Systems. All significant inter-company transactions and accounts have been eliminated in consolidation. CTI was incorporated in August 1995. In January 1996, a few of our affiliates exchanged their stock in NCP as part of a combination of entities under common control. CAS was incorporated in November 1995 Cintelia in December 2001 and CT Holdings, LLC in June 2002. During the fiscal year ended May 31, 2003, we received an additional $75,000 from five of our stockholders for an equity share in our subsidiary, CT Holdings, LLC. As of May 31, 2003 we received $443,000 in net proceeds and the stockholders own 13.65% while we own 86.35% of Ct Holdings, LLC. The proceeds from this have been used to further develop the Bonus product for Ct Holdings, LLC as well as working capital for CT Holdings, LLC and Cash Technologies, Inc.

(c)	Business—The principal business activity of each entity is as follows: CTI is currently undergoing a development process of Electronic Message Management Architecture Transaction Processing System (EMMA); NCP is a full-service cash-processing entity providing sorting, counting and wrapping functions to cash-intensive businesses; CAS offers self-service coin-counting machines. CBE functions as a European sales office for us and Cintelia was formed to develop and market software applications in relation to airport and other security through the utilization of biometrics.

(d)	Revenue Recognition—We recognize service fee income when coins and currency are processed. In certain instances, customers will remit funds to us in advance of the coin shipments to them. In certain instances, customers deposit coins before we make payment.

(e)	Gross revenues—Include coin machine sales as well as software licensing fees.

(f)	Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

(g)	Cash Equivalents—We consider all investments purchased with an original maturity of three months or less to be cash equivalents.

(h)	CoinBank Machines Held for Sale—We have designated CoinBank machines and parts as being held for sale. CoinBank machines held for sale are recorded at the lower of the cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. During the fourth quarter of fiscal year 2004, management evaluated the estimated fair market value of these machines and subsequently recorded an impairment loss of $154,140. As of May 31, 2004, the carrying value of the CoinBank machines is $675,439.

(i)	Property and Equipment—Property and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the related asset, ranging from 3 to 7 years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

(j)	Impairment of Long-Lived Assets—We have evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (un-discounted and without interest charges) from the use of an asset is less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

(k)	Income Taxes—We have filed a consolidated federal income tax return and a combined California franchise tax return. Deferred income taxes have been recognized for temporary differences between the financial reporting and income tax bases of assets and liabilities, which are based on the enacted tax rates expected to be in effect when such amounts are expected to be realized or settled. A valuation allowance is established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred income taxes.

(l)	Employee Stock Option—We have adopted statement of financial accounting standard No. 123, “Accounting for Stock-Based Compensation”(SFAS No. 123), as of June 1, 1998, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123, We have chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock option is measured as the excess, if any, of the fair market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

Also, in accordance with SFAS No. 123, we have provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date on the value of the award and is recognized over the service period. The value of the stock–based award is determined using a pricing model whereby compensation cost in excess of the fair value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

(m)	Basic and Diluted Net Loss per Common Share—Basic and diluted net loss per common share is based on the weighted average number of common shares outstanding during the respective periods. Statement of Financial Accounting Standards No. 128, “Earnings per Share” issued by the FASB is effective for financial statements with fiscal years and interim periods ending after December 15, 1997. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings, such as stock options, warrants or convertible debentures. Stock options and warrants outstanding during the periods presented were not included in diluted earnings per share since their effect would be anti-dilutive.

(n)	Fair Value of Financial Instruments—Financial instruments consist of accounts receivable and payable, which have a fair value approximating the book value due to their short-term nature; notes payable for which fair value approximates book value due to interest rates on long-term debt approximate current interest rates, and amounts due to stockholders have a fair value that cannot be determined due to the related-party nature of the transactions.

(o)	Concentration of Suppliers—We are dependent on third-party manufacturers for the production of the components incorporated into CoinBank machines and currently purchase substantially all of our requirements of specially designed or modified components from single source suppliers. We purchased certain of these components pursuant to open purchase orders placed from time to time in the ordinary course of business. Although we currently believe that alternative sources for these components are readily available, failure or delay by any manufacturer in providing components to us on commercially reasonable terms, or at all, in the absence of readily available alternative sources, could result in interruptions in our ability to continue the assembly and installation of CoinBank machines and have a material adverse effect on our operations.

(p)	Capitalized Software—The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of May 31, 2004, capitalized software costs amounted to $1,446,068. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $120,000 for the fiscal year ended May 31, 2004.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the fiscal year ended May 31, 2004 we amortized an additional $559,768 of capitalized software.

As of May 31, 2004, the current EMMA asset is valued at $1,446,068, which reflects the costs incurred by us in developing the asset, as well as the net realizable value estimated in management’s determination. Management believes that our estimates reflect our ability, based upon management’s internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained commencing in the later half of 2004 calendar year, and will be obtained fully by the end of the calendar year 2006. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability of corporate entities to purchase software such as the EMMA software.

In our projections, management has calculated a transaction fee based upon the use of the technology through placement on mobile trucks operated by an independent third party. The transaction charge for use through ATM machines would be higher, because the services available through an ATM located in a bank office would be greater and the expense to us is also greater. The projected transaction fee is based upon management’s discussions with potential customers, including bank and non-bank ATM service providers. Management has had significant negotiations with representatives of various large financial institutions regarding the installation of EMMA based products. However, to date we have not entertained any definitive agreements with any institution. According to a study entitled “the Use of Checks and other Non-Cash Payments Instruments in the United States” prepared by the Federal Reserve, there were 42.5 billion checks processed by financial institutions in the United States during the year 2000 about a third of which are of the type that our products are intended to help process.

Much of our SG&A costs are fixed in nature, therefore, as volume of transactions and revenues increase, the SG&A does not increase proportionately.

There can be no assurance that management’s estimates will prove accurate, and investors should be aware that in the event these estimates are inaccurate, a write down of all or a portion of this asset may be required.

(q)	Discontinued Operations—A majority of our revenue for the last three fiscal years was derived from our agreement with the Los Angeles County Metropolitan Transportation Authority. During the fiscal year ended May 31, 2003, Cash Technologies counted $1,978,645 and derived net revenues of $27,624 compared to zero for the fiscal year ended May 31, 2004. Our contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted and will continue to result in a significant reduction in our gross revenue.

	FISCAL YEAR ENDED MAY 31,
	2004	2003
NET REVENUES	$—	$27,624
COST OF REVENUES	—	27,129

GROSS PROFIT (LOSS)	—	495
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	—	26,415
DEPRECIATION & AMORTIZATION EXPENSE	—	—

OPERATING LOSS	—	(25,920)
INTEREST EXPENSE	—	—

LOSS BEFORE INCOME TAXES	—	(25,920)
INCOME TAXES	—	—

NET LOSS -
DISCONTINUED OPERATIONS	$—	$(25,920)

(r)	Concentration of Credit Risk—Financial instruments that potentially subject us to a concentration of credit risk consists primarily of accounts receivable. The receivables are unsecured, and we perform ongoing credit evaluations of our customers.

(s)	Reclassification—Certain reclassifications have been made to the May 31, 2003 financial statements to conform to the May 31, 2004 presentation.

NOTE 2: PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2004	2003
Machinery and equipment	$—	$—
Security systems	—	—
Furniture and fixtures	—	—
Computer equipment	164,757	159,491
Leasehold improvements	—	—
Other equipment	32,135	32,135

Total Property and Equipment	$196,892	$191,626
Less accumulated depreciation	166,788	162,575

	$30,104	$29,051

Our contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which has resulted and will continue to result in a significant reduction in our gross revenue. As of September 1, 2003 we do not have any cash processing customers and, due to our focus on our other businesses, we may choose not to pursue other cash processing customers. At this time we have elected to reflect this business as discontinued operations. All of the fixed assets for this discontinued operation were either sold or salvaged in the fiscal year ended May 31, 2002.

NOTE 3: NOTES PAYABLE

Loan	Balance 6/1/03	Additions 6/1/03 to 5/31/04	Payments 6/1/03 to 5/31/04	Balance 5/31/04
GE Capital Principal	$3,288,465	$—	$—	$3,288,465
GE Capital Interest	570,276	308,000	(200,530)	677,746
Notes Payable – Kiosk	77,852	—	—	77,852
Notes Payable - CAS Europe	434,934	—	—	434,934

Totals	$4,371,527	$308,000	$(200,530)	$4,478,997

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity in October, 2004. We do not have sufficient capital to repay this debt. We intend to seek to enter into another modification with G.E. Capital, but there can be no assurance that we will be able to do so. As of May 31, 2004, we owed G.E. Capital $3,966,211, which includes the principal, financing fees and unpaid interest		$3,966,211		$3,858,741

In March 2001, the European division of CoinBank obtained a short-term line of credits with a balance of $434,934 which has been used for working capital and development of the European version of the CoinBank machines. Furthermore, the bank as collateral is holding 50,000 shares of our common stock	434,934		434,934

Enhancement work done on coin machines was converted into a note payable with the vendor. The loan matured on February 2001. The interest rate is at 10% and interest payments are made on a monthly basis. In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against us for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. Subsequent settlement negotiations resulted in a tentative settlement agreement with KIS on July 7, 2003 which had not been performed as of May 31, 2004. Also as of May 31, 2004, Cash Technologies has an accrued liability of $138,000 for this lawsuit. The Company had filed a petition to vacate the judgment, but In August, 2004, KIS and Cash Technologies, Inc. verbally agreed to a settlement in which Cash Technologies would pay KIS $50,000 and the balance of the accrued liability of $88,000 will be written off in the second quarter of 2005. Documentation is currently in progress. (See Legal Proceedings)		77,852		77,852

		4,478,997		4,371,527
Less current portion		4,478,997		4,371,527

Long term maturity	$	.	$	.

NOTE 4: CONVERTIBLE DEBT

Description	Bal. @ 6/01/03	Additions 6/1/03 to 5/31/04	Adjustments 6/1/03 to 5/31/04		Bal. @ 5/31/04
Convertible Debt—Principal LT	$3,661,674	—	<$	3,109,656>	$552,018
Convertible Debt—Interest	701,057	162,884	<$	664,393>	199,548
Convertible Debt—Shareholders	70,750	—		—	70,750

Totals	$4,433,481	162,884	<$	3,774,049>	$822,316

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. As of February 28, 2003 we had restructured $2,587,000 of the notes, representing thirty-five (35) of the forty-eight (48) noteholders, or approximately 77% of the total dollar amount of notes outstanding. As part of the restructuring process we reclassified $339,722 of interest accrued as part of the reissued notes. During the fiscal year ended May 31, 2004, noteholders representing $3,774,049 of principal and interest, approximately 83% of the total value of notes, have converted their notes into 1,510,814 shares our common stock at $2.50 per share. We are in discussions with the remaining noteholders. As of May 31, 2004, we still owed $751,566 in principal and interest to the remaining noteholders. There can be no assurance that the remaining noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

In May 2003 we completed a private placement offering with one of our stockholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 100,000 shares of common stock. The note is convertible into our common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $1.00 per share. We also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2008. A deemed dividend expense of $25,331 was recognized in conjunction with the warrants offered in this placement.

In May 2003 we completed a private placement offering with one of our stockholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $20,750, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 30,000 shares of common stock. The note is convertible into our common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $0.65 per share. We also reduced the exercise price of 45,000 Series B warrants owned by the stockholder from $4.50 to $0.65 per share which were converted immediately for gross proceeds to us of $29,250. The note is due and payable on May 8, 2008. A deemed dividend expense of $25,901 was recognized in conjunction with the warrants offered in this placement.

In November 2003, noteholders representing $3,606,694 of principal and interest, approximately 80% of the total value of notes, have converted their notes into 1,442,682 shares our common stock at $2.50 per share. We are in discussions with the remaining noteholders.

NOTE 5: INCOME TAXES

As of May 31, 2004, we had available federal net operating loss (“NOL”) carry-forwards that approximate $30.8 million and may be applied against future taxable income through tax year 2024. State NOL carry-forward is approximately $18.5 million and expire through tax year 2010. A 100% valuation reserve has been set up to entirely offset any deferred tax asset since it is more likely than not that the deffered tax asset will not be realized.

As of May 31, 2003, we had available federal net operating loss (“NOL”) carry-forwards that approximate $25.9 million and may be applied against future taxable income through tax year 2023. State NOL carry-forward is approximately $10.9 million and expire through tax year 2009.

NOTE 6: STOCKHOLDERS’ DEFICIENCY

In June 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 1 unit at an aggregate of $50,000 of our securities to 1 foreign investor. Each unit comprised of (i) 33,334 shares of common stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $1.20 per share and are exercisable for five years. A deemed dividend benefit of $4,374 was recognized in conjunction with this placement.

In June 2002, we issued 60,400 shares of our common stock and 50,400 common stock warrants with an exercise price of $2.00 and a five (5) year life to a consultant in lieu of cash payment. We recorded a compensation expense charge of $90,600 as well as a beneficial conversion feature of $49,230.

In June 2002, we issued 55,000 shares of our common stock to one of our developers in lieu of cash payment for services rendered. The shares of common stock were valued at $1.36 per share.

During September 2002, stockholders converted 20,000 shares of Series B Redeemable Preferred Stock for 20,000 shares of our common stock.

During September, 2002, we received $100,000 from a Series D warrant holder to exercise 200,000 warrants into 200,000 shares of our common stock.

During October 2002, stockholders converted 10,500 of Series A Redeemable Preferred Stock for 10,500 shares of our common stock.

In October 2002, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 1 unit at an aggregate of $250,000 of our securities to a stockholder. The unit comprised of (i) 312,500 shares of common stock and (ii); 150,000 common stock purchase warrants. The warrants have an exercise price of $0.95 per share and are exercisable for five years. A deemed dividend expense of $21,300 was recognized in conjunction with this placement.

On February 28, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 1 unit at an aggregate of $200,000 of our securities to a stockholder. The unit comprised of (i) 344,828 shares of common stock and (ii); 195,172 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. Also on February 28, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 1 unit at an aggregate of $300,000 of our securities to a stockholder. The unit comprised of (i) 517,241 shares of common stock and (ii); 292,759 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years. A deemed dividend expense of $260,708 was recognized in conjunction with both of these placements.

In the fiscal year ended May 31, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 307,428 shares of our common stock to five (5) stockholders. We received gross proceeds of $168,879 for a purchase price ranging from $0.50 to $0.60 per share. There were no warrants awarded in relation to this transaction.

During the fiscal year ended may 31, 2003, we received an additional $75,000 from five of our stockholders for an equity share in our subsidiary of CT Holdings, LLC. As of May 31, 2003 we have received $443,000 in net proceeds and the stockholders own 13.65% while we own 86.35% of CT Holdings, LLC. The proceeds from this have been used to further develop the BONUS product for CT holdings, LLC as well as working capital for CT holdings, LLC and Cash Technologies, Inc.

In May 2003 we completed a private placement offering with one of our stockholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 100,000 shares of common stock. The note is convertible into our common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $1.00 per share. We also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2008. A deemed dividend expense of $25,331 was recognized in conjunction with the warrants offered in this placement.

In May 2003 we completed a private placement offering with one of our stockholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $20,750, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 30,000 shares of common stock. The note is convertible into our common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $0.65 per share. We also reduced the exercise price of 45,000 Series B warrants owned by the stockholder from $4.50 to $0.65 per share which were converted immediately for gross proceeds to us of $29,250. The note is due and payable on May 8, 2008. A deemed dividend expense of $25,901 was recognized in conjunction with the warrants offered in this placement.

On June 1, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 1 unit at an aggregate of $50,000 of our securities to a stockholder. The unit comprised of 100,000 shares of common stock. There were no warrants awarded in conjunction with this offering.

On June 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 1 unit at an aggregate of $25,000 of our securities to a stockholder. The unit comprised of (i) 38,462 shares of common stock and (ii); 15,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

On June 12, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 1 unit at an aggregate of $75,000 of our securities to a stockholder. The unit comprised of (i) 150,000 shares of Common stock and (ii); 75,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

In July, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 26 units at an aggregate of $10,000 of our securities to 7 stockholders. The unit comprised of (i) 15,385 shares of common stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

On July 30, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 1 unit at an aggregate of $50,000 of our securities to a stockholder. The unit comprised of 76,924 shares of common stock. There were no warrants awarded in conjunction with this offering.

On September 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 5 units at an aggregate of $25,000 of our securities to 2 European stockholders. The unit comprised of (i) 38,462 shares of common stock and (ii); 12,821 common stock purchase warrants. We received gross proceeds of $125,000 in conjunction with this placement. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

In September 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 1 unit at an aggregate of $50,000 of our securities. The unit comprised of 62,500 shares of common stock.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 69,000 shares of our common stock to four investors for $52,440.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 1 unit at an aggregate of $25,000 of our securities. The unit comprised of (i) 31,250 shares of common stock and (ii) 10,417 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 25,000 shares of our common stock to an individual for $20,000.

In October 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 10,000 shares of our common stock to an individual for $8,000.

In November 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 1 unit at an aggregate of $70,000 of our securities. The unit comprised of (i) 87,500 shares of common stock and (ii) 20,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

In February 2004, we awarded 75,000 common stock purchase warrants to two of our independent contractors. These shares of our common stock were awarded as payment for services performed in the amount of $75,000.

In February, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we issued 504,475 shares of our common stock for gross proceeds of $428,800. The sale price was $0.85 per share and we paid $48,500 in commissions.

In February 2004, we issued dividends on the Series E Redeemable Preferred Stock of $9,000. The preferred stockholders were awarded 11,700 shares of our common stock in-lieu of cash.

In March, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 741,181 shares of our common stock for gross proceeds of $650,000. The sale price was in each transaction $0.85 per share and we paid $63,500 in commissions.

In March 2004, one noteholder exercised 20,000 common stock purchase warrants from which we received gross proceeds of $13,000.

In March 2004, noteholders owed $167,354 of principal and interest converted their notes into 66,942 shares of our common stock at $2.50 per share. The terms of the conversion were the same as in the past. We are in discussions with the remaining noteholders.

In April 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 104,093 shares of common stock for gross proceeds of $95,000. The sale price was in each transaction $0.85 per share.

We issued 646,418 shares of common stock for $1.00-$1.35 per share for various consulting services during the fiscal year ended May 31, 2004.

During the fiscal year ended May 31, 2004, various individuals converted 550,440 common stock purchase warrants into shares of our common stock.

In May 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 125 shares of preferred stock for gross proceeds of $125,000. The sale price for this transition was $1.35 a share.

In May 2004, we issued dividends on the Series E Redeemable Preferred Stock of $110,711. The preferred stockholders were awarded 116,996 shares of our common stock in-lieu of cash.

NOTE 7: STOCK OPTION PLAN AND WARRANTS

We adopted a 1996 stock option plan (the “Option Plan”). As of May 31, 2004, a total of 3,500,887 shares of our common stock have been reserved for issuance under the Option Plan. As of May 31, 2004, we had 1,543,600 of such options outstanding. The Board of Directors administers the Option Plan, or a committee appointed by the Board of Directors, which determine the recipients and term of the awards granted (Item 10. “Stock Options”).

In addition to the above mentioned stock options, in July 1998, in conjunction with our initial public offering certain debt holders were granted options/warrants in exchange for note repayments.

As of June 1, 2003 there were a total of 775,887 shares of our common stock had been reserved for issuance under the Option Plan of which 393,780 were outstanding and 382,107 were remaining. As for May 31, 2004 a total of 3,500,887 shares of our common stock have been reserved for issuance under the Option Plan of which 1,543,600 are outstanding and 1,957,287 were remaining (Item 10. “Stock Options”).

We have granted the following options/warrants to purchase common stock as of May 31, 2004.

	Number of Options/Warrants	Weighted Average Price $/Sh
Options Outstanding – June 1, 2002	2,593,392	$6.39
Employee Stock Options
Granted	51,531	2.35
Expired	263,350	3.80
Exercised	—
Stockholder Warrants
Granted	4,729,579	1.55
Expired	446,649	10.73
Exercised	325,000	2.03

Options/Warrants outstanding – May 31, 2003	6,339,503	$2.28

Employee Stock Options
Granted	1,350,000	$0.65
Expired	200,180	5.73
Exercised	—	—
Stockholder Warrants
Granted	451,086	1.02
Expired	—	—
Exercised	530,440	0.65

Options/Warrants outstanding – May 31, 2004	7,409,969	$2.41

Stock Based Compensation

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company’s financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123, the Company’s net loss and loss per share for the years ended May 31, 2004 and 2003, would have been increased to the pro forma amounts presented below:

	2004	2003
Net Loss
As Reported	$(4,382,532)	$(4,048,345)
Pro Forma	$(5,316,435)	$(4,532,358)
Basic and Diluted Loss Per Common Share
As Reported	(0.38)	(0.58)
Pro Forma	(0.46)	(0.64)

For the fiscal year ended May 31, 2004, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1999-2004, expected life of the option is 5 years, expected volatility of 35%, risk free interest rate of 3.92% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $1.20 per option.

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

Outstanding Weighted Average			Exercisable Weighted Average
Shares	Life	Exercise Price	Shares	Exercise Price
117,118	4.75	$0.01	117,118	$0.01
8,000	1.25	$0.25	8,000	$0.25
100,000	1.50	$0.50	100,000	$0.50
102,231	2.75	$0.50	102,231	$0.50
1,350,000	5.75	$0.65	1,350,000	$0.65
74,250	3.75	$0.65	74,250	$0.65
175,000	3.75	$0.65	175,000	$0.65
5,250	3.75	$0.65	5,250	$0.65
22,500	3.75	$0.65	22,500	$0.65
4,000	3.75	$0.65	4,000	$0.65
1,054,560	3.75	$0.65	1,054,560	$0.65
30,000	3.75	$0.65	30,000	$0.65
50,000	3.75	$0.80	50,000	$0.80
150,000	3.75	$0.95	150,000	$0.95
487,931	3.75	$1.00	487,931	$1.00
407,856	4.50	$1.00	407,856	$1.00
100,000	3.75	$1.00	100,000	$1.00
350,000	3.75	$1.01	350,000	$1.01
200,180	3.75	$1.01	200,180	$1.01
10,000	3.75	$1.20	10,000	$1.20
5,000	3.75	$1.20	5,000	$1.20
7,813	4.50	$1.30	7,813	$1.30
50,000	3.75	$1.36	50,000	$1.36
100,000	3.75	$1.46	100,000	$1.46
90,000	3.75	$1.50	90,000	$1.50

150,000	3.75	$1.50	150,000	$1.50
36,000	3.75	$1.50	36,000	$1.50
7,500	3.75	$1.70	7,500	$1.70
50,000	3.75	$1.88	50,000	$1.88
34,500	3.50	$2.00	34,500	$2.00
50,000	3.50	$2.00	50,000	$2.00
10,000	3.50	$2.00	10,000	$2.00
50,400	3.50	$2.00	50,400	$2.00
50,000	1.50	$2.12	50,000	$2.12
10,417	3.75	$2.50	10,417	$2.50
64,000	3.50	$2.50	64,000	$2.50
45,000	3.50	$2.50	45,000	$2.50
5,000	3.50	$2.50	5,000	$2.50
145,113	0.50	$3.50	145,113	$3.50
392,400	1.00	$4.50	392,400	$4.50
45,000	1.00	$4.75	45,000	$4.75
108,000	1.00	$5.00	108,000	$5.00
40,000	1.00	$5.00	40,000	$5.00
40,000	3.50	$5.88	40,000	$5.88
24,000	0.50	$6.00	24,000	$6.00
221,287	0.50	$7.00	221,287	$7.00
350,000	1.50	$8.00	350,000	$8.00
215,500	1.00	$10.38	215,500	$10.38
74,250	2.75	$11.55	74,250	$11.55
100	0.50	$10.75	100	$10.75
53,813	2.50	$12.00	53,813	$12.00
6,000	2.75	$12.25	6,000	$12.25
25,000	2.75	$12.94	25,000	$12.94
55,000	2.75	$13.00	55,000	$13.00

7,409,969		$2.41	7,409,969	$2.41

NOTE 8: SEGMENT REPORTING

We currently operate through 2 business segments: CoinBank machines and E-Commerce Message Management Architecture (EMMA). We sell self-service coin counting machines through existing equipment distribution channels. Furthermore, we are developing an E-Commerce Message Management Architecture transaction processing system, which has not yet been deployed and the software development costs are being expensed.

Information on our business segments for the fiscal years ended May 31,

	2004	2003
Net Revenues and Sales:
CoinBank machines	55,616	246,229
EMMA	25,000	21,348

	80,616	267,576

Interest expense
CoinBank machines	9,343	9,943
EMMA	—	—
Unallocated	544,424	757,673

	553,767	767,616

Depreciation & Amortization
Cash processing	—	—
CoinBank machines	—	19,426
EMMA	559,768	559,768
Unallocated	4,214	5,537

	563,982	584,731

Segment profit (loss)
CoinBank machines	(447,931)	(625,612)
EMMA	—	—
Unallocated	(3,934,601)	(3,396,812)

	(4,382,532)	(4,022,424)

Net identifiable assets:
Cash processing	—	—
CoinBank machines	675,439	862,090
EMMA	1,446,068	2,005,836
Unallocated	179,295	134,688

	2,300,802	3,002,614

NOTE 9: RELATED PARTY TRANSACTIONS

On April 4, 2001, we obtained loan of $75,000 from Transtech GBM, Inc. Robert Fagenson who is on our Board of Directors is the Chief Executive Officer of Transtech GBM, Inc. The loan bears an interest rate of 10% annually and we have issued warrants to purchase 10,000 shares of our common stock at an exercise price of $2.00 per share and an exercise period of three years. A compensation expense of $7,284 had been recorded in 2001 in conjunction with the warrants. We have accrued interest expense of $16,250 in conjunction with this loan. On March 28, 2003, the Board of Directors approved that in-lieu of repayment of the $75,000 loan from Mr. Fagenson to us, Mr. Fagenson shall be issued 117,188 warrants exercisable at $0.01 per share with a term of 7 years. Any of such warrants can be redeemed at any time for a cash payment from us of $0.65 per warrant share.

We obtained loans of $68,000 in the fiscal year ended May 31, 2002 and $342,700 during the fiscal year ended May 31, 2003 from Bruce Korman who is our Chief Executive Officer and Chairman of our Board of Directors. The loans were short-term loans and as of May 31, 2004 $9,415 are outstanding to Mr. Korman.

As of May 31, 2004, we have outstanding short-term loans of an aggregate principal amount of $9,415 from Bruce Korman (and related parties) who is our Chief Executive Officer and Chairman of our Board of Directors. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of May 31, 2004, we were in arrears of $292,248 for the salary to Mr. Korman and owed $68,578 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

As of May 31, 2004, we were in arrears in the amount of $57,306 for salary to Mr. Darryl Bergman. Mr. Bergman serves as our Chief Technology Officer.

NOTE 10: DISCONTINUED OPERATIONS

Cash Technologies, Inc. operated a cash processing facility in Los Angeles, California, where it counted currency purchased in bulk at a small discount from face value. We then sorted, wrapped and resold the currency to various retail customers at face value plus a small fee or deposited it at face value at the Federal Reserve Bank for credit to our account. Our contract with the Los Angeles County Metropolitan Transit Authority (LACMTA) to count currency expired on June 30, 2002, which will and has resulted in a significant reduction in our gross revenue in the future. As of May 31, 2004, we do not have any cash processing customers and, due to our focus on our other businesses, we chose not to pursue other cash processing customers. Cash processing was considered as discontinued operations in the fourth quarter of fiscal year ended May 31, 2003.

There were zero losses for the twelve months ending May 31, 2004 from Discontinued Operations.

NOTE 11: MINORITY INTEREST

From November 2002 through March 2003, we received $443,000 in net proceeds from members for an equity share in our subsidiary of CT Holdings, LLC. The stockholders own 13.65% while we own 86.35%. The net proceeds from this have been used to further develop the BONUS product for CT Holdings, LLC, as well as for working capital for CT Holdings, LLC and Cash Technologies, Inc. For the fiscal year ended May 31, 2004, we have allocated $45,244 of losses in CT Holdings, LLC to minority interest.

NOTE 12: COMMITMENTS AND CONTINGENCIES

On August 1, 2002, Cash Technologies, Inc. filed a lawsuit, captioned Cash Technologies, Inc. v. McNeely and Willmon (Case No. BC 278823, Superior Court of the State of California), for breach of contract. In September 2002, Cash Technologies, Inc. loaned McNeely and Willmon the amount of $79,999. Pursuant to the promissory notes the funds were due to be returned in December 2002. Despite repeated collection attempts, both McNeely and Willmon refused to repay the funds. Our lawsuit sought an amount in excess of $79,999. On September 25, 2002, McNeely and Willmon filed a cross complaint claiming $500,000 in compensatory damages. In November 2003, we entered into a settlement agreement with McNeely and Willmon requiring McNeely and Willmon to pay a total of $50,000 over a three month period. These amounts have been paid as of January 12, 2004, and all claims against us have been dismissed, satisfying all conditions of the settlement. We received settlement proceeds of $40,000 for the fiscal year ended May 31, 2004.

Shaw’s Supermarkets has filed a lawsuit, captioned Shaw’s Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw’s locations in New England on a free-placement basis since June, 1999 and had been negotiating a settlement and termination agreement with Shaw’s to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw’s was claiming damages in excess of $100,000, for contract termination fees and reimbursements. As of May 31, 2004, we have accrued $109,000 for this liability along with fees and expenses. Furthermore, we had significant claims against Shaw’s for damages to the machines. In August, 2004, Shaw’s and Cash Technologies, Inc. agreed to settle this litigation with mutual, general releases and without any exchange of money pending execution of final settlement documentation. Therefore the accrued liability will be removed from Cash Technologies’ balance sheet in the second quarter of 2005.

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against us for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. Subsequent settlement negotiations resulted in a tentative settlement agreement with KIS on July 7, 2003 which has not been performed as of January 14, 2004. As of May 31, 2004, Cash Technologies has an accrued liability of $138,000 for this lawsuit. The Company had filed a petition to vacate the judgment, but in August, 2004, KIS and Cash Technologies, Inc. agreed to a settlement in which Cash Technologies would pay KIS $50,000 pending execution of final settlement documentation. The balance of the accrued liability of $88,000 will be written off in the second quarter of 2005.

In February 2003 Samson Consulting Corp. was hired, inter alia, to provide consulting services and arrange financing for the Company. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of Cash Tech stock; either party had the right to terminate after one month for any reason. Shortly thereafter, the Company terminated the agreement for Samson’s failure to perform. In July 2004, Samson initiated arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson is owed damages. The Company believes that Samson is owed nothing. Nevertheless, there is no assurance that an arbitrator will not award Samson fees for the period prior to the termination of the agreement or for the entire one-year term. In any event, the Company may incur significant costs of litigation.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants or disagreements with our independent accountants in the last two fiscal years.

ITEM 8A	CONTROLS AND PROCEDURES

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

ITEM 8B	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position
Bruce R. Korman	44	President, Chief Executive Officer and Chairman of the Board
Edmund King	40	Chief Financial Officer and Secretary
Richard Miller	52	Director(1)(2)
Robert B. Fagenson	51	Director(1)
Kevin Walls	40	Director(2)

(1)	Compensation Committee member.

(2)	Audit Committee member.

Bruce Korman has been our President, Chief Executive Officer and Chairman of the Board of Directors since our inception, and has served in the same capacities at National Cash Processors, Inc., or NCP, and CoinBank Automated Systems, Inc., or CAS, our wholly-owned subsidiaries, since their inception. Since 1984, Mr. Korman has been a principal and general partner in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

Edmund King has served as Chief Financial Officer and Secretary of us and our subsidiaries since December 11, 2000. Mr. King served as financial and operations consultant for numerous manufacturing, entertainment and e-commerce companies from 1998-2000. He also served as Vice-President and Chief Financial Officer of UStel, Inc. between 1997-1998, controller for ITT Fluid Technology Corporation between 1989-1992, as well as a financial analyst for Trouver Capital Resources from 1994-1997.

Richard Miller has been a director since our inception. Since 1985, Mr. Miller has served as President and Chief Executive Officer of Union Fidelity, a mortgage banking firm which he founded. Mr. Miller is also the President of M.R. International Enterprises, Ltd., which is the general partner of Lakeview Enterprises Limited Partnership, a private real estate limited partnership.

Robert B. Fagenson has been a director since August 4, 1998. Mr. Fagenson has, for more than the last five years, been a director and President of Fagenson & Co., Inc., a New York Stock Exchange specialist firm, and a Vice President and director of Starr Securities, Inc. a registered broker-dealer and member of the New York Stock Exchange. Mr. Fagenson has been director and Vice Chairman of the New York Stock Exchange; a director of Rent-Way, Inc., a company listed on the New York Stock Exchange; a director of Intrenet, Inc., a company listed on the Nasdaq SmallCap Market; and a director of Hudson Hotel Corporation, a company listed on the Nasdaq National Market. Mr. Fagenson serves as the representative of Starr Securities, Inc., the co-underwriter in the Company’s initial public offering.

Kevin Walls has been a director since July 2001. Mr. Kevin Walls also acts as a consultant to many companies the aviation industry. Prior to July 2001, Mr. Walls worked for five years as Director of Sales with Guinness Peat Aviation in Ireland, at that time the world’s largest aircraft finance and leasing company. From 1994 to 1997, Mr. Kevin Walls worked as Vice President—Corporate Planning for a major airline in Jakarta, Indonesia, and headed up the corporate and strategic planning department.

Compensation of Directors, Committees of the Board and Board Meetings.

Directors do not receive cash compensation for serving on our board of directors. We reimburse non-employee directors for the costs of attending board meetings. Employee-directors are not entitled to any additional compensation as directors. All non-employee directors are eligible to participate in the Non-Executive Director Stock Option Plan, which was approved by our board of directors in August 1998 and by our stockholders in June 1999. Under the Non-Executive Director Plan, each non-employee director received options to purchase 30,000 shares of our common stock upon joining our board of directors, which options vested as to 10,000 shares upon joining the board and vested as to an additional 10,000 shares on each of the first and second anniversaries of joining the board.

During the fiscal year ended May 31, 2002 the board of directors approved an amendment of the Non-Executive Director Stock Option Plan. Under the amendment each director surrendered his original 30,000 option and received 140,000 options with an exercise price of $0.65. There are no annual grants of options to directors under the Non-Executive Director Plan. See “Non-Executive Director Stock Option Plan”.

On March 28, 2003, our board of directors approved an amendment to the Director Plan. Under the amendment, each director surrendered all of his previously held options and was issued a one-time grant of 140,000 options at an exercise price of $.65. On January 5, 2004, the stockholders approved this increase. As of May 31, 2004, there are 420,000 options to purchase 30,000 shares of our common stock outstanding.

The board of directors has established two committees. The Audit Committee currently is comprised of Kevin Walls and Richard Miller, who are independent directors within the meaning of the American Stock Exchange rules. The Audit Committee’s duties include:

•	reviewing with our independent auditors, the scope and results of any audits; and

•	reviewing with the independent auditors and management, our accounting, financial and operating controls and staff.

In addition, our board of directors has established a Compensation Committee, currently comprised of Robert Fagenson and Richard Miller. All of the members of the Compensation Committee are independent directors. The Compensation Committee administers our Employee Stock Option Plan and negotiates and approves employment agreements with our executive officers.

Certain Key Employees

Willi Muhr, 41, has been our Vice President since August 1996, establishing and managing our European Operations. From June 1993 to March 1996, Mr. Muhr served as Chief Executive Officer of Adcon Telemetry, an international wireless data communications company. From August 1986 to February 1993, Mr. Muhr was a principal in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

Darryl J. Bergman, 36, has been our Chief Technology Officer since January 1997. From January 1991 to December 1996, Mr. Bergman served first as Software Developer and later as Software Project Leader at Harte-Hanks, a leading media and marketing firm, where he had senior responsibility for database applications software development for major accounts including Sony Corporation, Prudential Insurance, Cigna Health Care and others.

ITEM 10.	EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth certain compensation paid by us during the fiscal years ended May 31, 2004, May 31, 2003 and May 31, 2002 to our President and Chief Executive Officer and our other most highly compensated executive officer (collectively, the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Annual Compensation				Long Term Compensation		All Other Compensation(1)
	Year	Salary		Bonus	Securities Underlying	Options (#)
Bruce Korman	2004	$180,000	*			1,350,000	$18,000	(1)
President and	2003	$180,000	*				$18,000	(1)
Chief Executive Officer	2002	$180,000	*				$18,000	(1)
Edmund King	2004	$138,000					$9,000	(1)
Chief Financial	2003	$138,000					$9,000	(1)
Officer	2002	$120,000					$19,000	(1)

(1)	Represents paid additional benefits.

*	As of May 31, 2004 the Company owes Bruce Korman $292,248 in unpaid wages.

The following table discloses in

The following table discloses information concerning stock options granted in the year ended May 31, 2004 to our Named Executive Officers.

Option Grants in Fiscal Year Ended May 31, 2004

Individual Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/Warrants		Percent of Total Options/Warrants to Employees in Fiscal Year (%)	Exercise Price ($/Sh)	Expiration Date
Bruce Korman	1,350,000	(1)	100%	$0.65	03/08/2010
Edmund King	0		—	—	—

Aggregated Option Exercises And Fiscal Year-End Option Values

The following table sets forth information concerning the number of options owned by the Named Executive Officers and the value of any in-the-money unexercised stock options as of May 31, 2004. No options were exercised by any of the Named Executive Officers during the fiscal year ended May 31, 2004:

	Number of Securities Underlying Unexercised Options at May 31, 2004		Value of Unexercised In-the-Money Options at May 31, 2004(1)
Name	Exercisable	Un-exercisable	Exercisable	Un-exercisable
Bruce Korman	1,350,000	0	$1,350,000	$0
Edmund King	50,000	0	$50,000	$0

(1)	Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the common stock. An option is “in-the-money” if the fiscal year end fair market value of the common stock exceeds the option exercise price.

Employment Agreements

We previously entered into a three-year employment agreement with Mr. Korman, which has been automatically renewed annually according to its terms since July 2001. Mr. Korman also participates in other business endeavors, which require a portion of his business time. Although Mr. Korman has advised us that his participation in outside business matters should not interfere with his performance of his duties as our President and Chief Executive Officer, there can be no assurance that a conflict of interest will not arise with respect to the allocation of Mr. Korman’s time or that such conflict would be resolved in our favor.

Employee Stock Option Plans

In 1996, we adopted our 1996 Employee Stock Option Plan, or the Employee Plan. The purpose of the Employee Plan is to attract and retain qualified personnel, to provide additional incentives to our employees, officers and consultants of the Company and to promote the success of our business. A reserve of 775,887 shares of common stock had been established for issuance under the Employee Plan. The Compensation Committee of our board of directors currently administers the Employee Plan. Subject to the Employee Plan, the board (or its designated committee) has complete discretion to determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the exercise price of the option, the status of any granted option as either an incentive stock option or a non-qualified option, the vesting schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

Each option granted under the Employee Plan will have a maximum term of five years, subject to earlier termination following the optionee’s cessation of service with us. All options granted to date have a term of five years. The exercise price of incentive stock options and non-qualified stock options granted under the Employee Plan must be at least 100% of the fair market value of the stock subject to the option on the date of grant, respectively (or 110% with respect to incentive options granted to holders of more than 10% of our voting power). Such payment may be made in cash, or at the discretion of our board of directors, in outstanding shares of common stock held by the participant, through a full recourse promissory note payable in installments over a period of years or any combination of the foregoing. Our Board is submitting for stockholder approval a proposal to increase the number of shares reserved under the 1996 Plan by 200,000 shares.

At our Annual Meeting of Stockholders held on June 21, 1999, our stockholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of shares available for issuance from 557,887 to 775,887 shares and then again on January 5, 2004 the plan was increased by 2,725,000 shares to 3,500,887. As of September 7, 2004, there are 1,543,600 options outstanding under the 1996 Employee Stock Option Plan.

Non-Executive Director Stock Option Plan

In August 1998, our board of directors approved a Director Stock Option Plan, or Director Plan, for Non-Employee Directors who are not eligible to participate in the Employee Plan. The Director Plan was approved by our stockholders at our Annual Meeting held in June 1999.

The Director Plan provides that each non-executive director will be granted options to purchase 30,000 shares of our common stock upon joining our board of directors. The options vest as follows: 10,000 options upon joining the board; 10,000 options on the first anniversary of such date; and 10,000 options on the second anniversary of such date. There are no annual grants of options to directors under the Director Plan. Only non-employee directors are eligible to participate in the Director Plan.

The Director Plan is intended to attract and retain key personnel whose performance is expected to have a positive effect on our business by encouraging and assisting those persons to acquire our common stock equity in the Company. Our board believes that by compensating directors with stock options the directors will have similar interests to our stockholders to promote growth and enhanced stockholder value. Options may be granted under the Director Plan until the year 2008 to non-executive directors as defined and members of any advisory board established by us who are not full-time employees of our Company or of any of our subsidiaries.

The exercise price for options granted under the Director Plan is 100% of the fair market value of the common stock on the date of grant. Until otherwise provided in the relevant stock option agreements, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of common stock or by a combination of each. The term of each option commences on the date it is granted and, unless terminated sooner as provided in the Director Plan, expires five years from the date of grant. Options granted under the Director Plan do not qualify for incentive stock option treatment.

On March 28, 2003, our board of directors approved an amendment to the Director Plan. Under the amendment, each director surrendered all of his previously held options and was issued a one-time grant of 140,000 options at an exercise price of $.65, subject to shareholder approval. On January 5, 2004, the stockholders approved this increase. As of May 31, 2004, there are 420,000 options to purchase 30,000 shares of our common stock outstanding.

Limitations of Liability and Indemnification

Our Restated Certificate of Incorporation and by-laws provide that we shall, to the maximum extent permitted from time to time under the Delaware General Corporation Law (the “DGCL”), indemnify and advance expenses to any of our officers, directors, employees or agents in connection with any threatened, pending or completed action, suit or proceeding. The Restated Certificate of Incorporation also permits us to secure insurance on behalf of any person who was or is a director, officer, employee or agent for us against any liability incurred by such person in such capacity, regardless of whether indemnification would be permitted under the applicable provisions of the DGCL or the Restated Certificate of Incorporation.

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

PRINCIPAL STOCKHOLDERS SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of May 31, 2004 with respect to each executive officer and director, all directors and officers as a group and the persons (including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by us to be the beneficial owner of more than five percent of our common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days from May 31, 2004, upon the exercise of options, warrants or convertible securities. At May 31, 2004, there were 14,358,446 shares of common stock outstanding.

Name and Address of Beneficial Owners (1) (2)	Amount and Nature of Beneficial Ownership (2a)	Percentage of Shares Beneficially Owned
Bruce Korman (3)	1,866,267	11.88%
Richard Miller (4)	856,657	5.83%
Robert B. Fagenson (5)(6)	271,126	1.85%
Kevin Walls (7)	336,927	2.30%
Eric Butlein (8)	2,006,723	13.12%
Edmund King (9)	50,000	*
Darryl Bergman (10)	75,000	*
Willi Muhr (11)	50,000	*
Peter & Irene Gauld (12)	1,755,860	13.12%
All directors and executive officers as a group (persons)(1)(2)(3)(4)(5)(6)(7)(8)(9) (10)(11)(12)	7,268,560	40.32%

*	Denotes less than 1%.

(1)	Unless otherwise indicated, the address for each named individual or group is in care of Cash Technologies, Inc., 1434 West 11th Street, Los Angeles, California 90015.

(2)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from May 31, 2004, upon the exercise of options, warrants or convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date of May 31, 2004.

(3)	Includes 516,267 shares owned by First Bancorp L.P. Mr. Korman is a limited partner of First Bancorp L.P. and the President of the general partner of First Bancorp L.P. Also includes 1,350,000 shares subject to outstanding exercisable employee options.

(4)	Includes 516,477 shares owned by Lakeview Enterprises, Ltd. Mr. Miller is a limited partner of Lakeview Enterprises, Ltd. and the President of the general partner of Lakeview Enterprises, Ltd. Also includes 200,180 shares subject to outstanding exercisable warrants and an additional 340,800 executive options.

(5)	Includes 2,625 shares issuable upon the conversion of 2,625 Series A Preferred Stock, and 141,313 shares subject to outstanding warrants and options.

(6)	On March 28, 2003, the Board of Directors approved that in-lieu of repayment of the $75,000 loan from Mr. Fagenson to the Company. Includes 117,188 shares issuable upon the conversion of warrants exercisable at $0.01 per share with a term of 7 years. Any of such warrants can be redeemed at any time for a cash payment from the Company of $0.65 per warrant share.

(7)	Includes 12,000 shares issuable upon the conversion of 12,000 options, 120,000 shares issuable upon conversion of Series B preferred stock, 64,927 shares issuable upon the conversion of dividends on Series B preferred stock and an additional 140,000 upon the conversion of executive options.

(8)	Includes 260,000 shares issued upon conversion of convertible notes, 80,000 shares issued upon conversion of Series B preferred stock, 480,769 shares issued upon conversion of Series C preferred stock, 833,723 shares of common stock, and an aggregate of 352,231 shares issuable upon the conversion of 352,231 Series D and other warrants. Includes shares beneficially owned through Ejada Limited Partnership, his spouse Jada Butlein, ADA Partners, Tikkum Olam Foundation, ADA Greater Trust and Ejada Butlein Trust.

(9)	Includes 50,000 shares subject to options.

(10)	Includes 75,000 shares subject to options.

(11)	Includes 50,000 shares subject to options.

(12)	Includes 325,860 shares issued upon conversion of Series D preferred stock and 500,000 shares issued upon conversion of Series F preferred stock, 576,923 shares of common stock, 53,077 shares of common stock issued in-lieu of interest and an aggregate of 300,000 shares issuable upon exercise of 300,000 Series E, G and H warrants.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of September 1, 2004, with respect to each employee, officer and director, each nominee for director, all directors and officers as a group and the persons known by us to hold options under our Employee Stock Option and Non-Executive Director Stock Option Plan. As of September 1, 2004 a reserve of 3,500,887 shares of our common stock had been established for issuance under the Employee Plan and 560,000 under the Non-Executive Director Plan. There are 1,543,600 options outstanding under the Employee Plan and 420,000 under the Non-Executive Director Plan.

Number of securities to be issued upon exercise of options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity Compensation plans approved by Security holders	1,963,600	$1.07	2,097,287
Equity Compensation plans not approved by Security holders	—	—	—
Total	1,963,600	$1.07	2,097,287

Certain Reports

Other than the individuals disclosed below, during the fiscal year ended May 31, 2004, based upon the information and reports received by us, other than one of our shareholders as described below, no Director, officer of beneficial owner of more than ten percent of the Corporation’s Common Stock (which is the only class of securities of the Corporation registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), (a “Reporting Person”) failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. Two of our directors, Vincent Carrino and Robin Richards, failed to file Form 4 reports for the months of August 1999 and March 1999, respectively. In addition Mr. Butlein one of our shareholders has failed to timely file reports on forms 3, 4, 5 commencing in January 2001. Furthermore Mr. Fagenson, one of our directors, failed to timely file a report on form 4 for the month of April 4, 2001. The Corporation was not subject to the reporting requirements under the Act prior to its initial public offering in July 1998.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

In April 2001, we obtained a short-term loan of $75,000 from Mr. Robert Fagenson who serves on our board of directors. In January, 2004, we extinguished this debt and accrued interest of $20,265 by issuing 117,188 warrants to Mr. Fagenson. The warrants have an exercise price of $.01 per share and are exercisable for a term of seven years.

As of May 31, 2004, we had outstanding short-term loans of an aggregate principal amount of $9,415 from Bruce Korman (and related parties), who is our Chief Executive Officer and Chairman of the Board of Directors. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of May 31, 2004, we were in arrears of $292,248 for the salary to Mr. Korman and owed $68,578 in accrued rent for our offices to Prime Financial Partners, a company in which Mr. Korman has a beneficial interest.

Delaware Anti-takeover Law

We are subject to certain anti-takeover provisions under Section 203 of the Delaware General Corporation Law. In general, under Section 203, a Delaware corporation may not engage in any business combination with any “interested stockholder” (a person that owns, directly or indirectly, 15% or more of the outstanding voting stock of a corporation or is an affiliate of a corporation and was the owner of 15% or more of the outstanding voting stock) for a period of three years following the date such stockholder became an interested stockholder, unless (i) prior to such date the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder, or (II) upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, or (III) on or subsequent to such date, the business combination is approved by the board of directors and unauthorized at an annual or special meeting of stockholders by at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder. The restrictions imposed by Section 203 will not apply to a corporation if the corporation’s initial certificate of incorporation contains a provision expressly electing not to be governed by this section or the corporation by action of its stockholders holding a majority of the outstanding stock adopts an amendment to its certificate of incorporation or by-laws expressly electing not to be governed by Section 203.

We have not elected out of Section 203, and upon consummation of our initial public offering and the listing of common stock on Nasdaq, the restrictions imposed by Section 203 apply to us. Such provision could have the effect of discouraging, delaying or preventing a takeover of us, which could otherwise be in the best interest of our stockholders, and have an adverse effect on the market price for our common stock.

ITEM 13.	EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) Exhibits

The following Exhibits designated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 17 C.F.R. 230.411, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

*3.1	Our Restated Certificate of Incorporation [Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*3.2	Our Bylaws [Exhibit 3.2 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*3.3	Certificate of Designation of Series A 8% Cumulative Convertible Preferred Stock [filed as Exhibit 3.1 (a) to our Form 10 QSB for the quarter ended August 31, 1999.

*3.4	Certificate of Designation of Series E Cumulative Convertible Preferred Stock [Exhibit 3.4 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*3.5	Certificate of Designation of Series F Cumulative Convertible Preferred Stock [Exhibit 3.5 to our Registration Statement on Form SB-2 (File No. 333-6436)]

3.6	Certificate of Designation of Series G Cumulative Convertible Preferred Stock

*4.1	Our Common Stock Certificate form [Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*4.2	Form of the Underwriter’s Warrant Agreement, including Form of Warrant Certificate dated as of July 9, 1998 between us, Starr Securities, Inc. and GunnAllen Financial Inc. (the “Underwriters”)[Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*10.1	Lease for our Facilities at 1422 -34 West 11th Street, Los Angeles Ca [Exhibit 10.1 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*10.2	Agreement dated November 22, 1996 between National Cash Processors Inc. and First Bancorp LP [Exhibit 10.2 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*10.3	Manufacturing and License Agreement dated January 17, 1997 between us and Geld Bearbeitungs Systeme GES.M.B.H.[Exhibit 10.3 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*10.4	Form of Employment Agreement between us and Bruce Korman [Exhibit 10.4 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*10.5	Employee Stock Option Plan [Exhibit 10.5 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*10.6	Form of Consulting Agreement between us and the Underwriters dated as of July 9, 1998 [Exhibit 10.6 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*10.7	Our Stock Purchase Agreement and Plan of Reorganization [Exhibit 10.7 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*10.9	Promissory Note issued to G.E. Capital Corp, Security Agreement and related Guarantees [Exhibit 10.9 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*10.10	Form of Bridge Notes and Bridge Warrant [Exhibit 10.10 to our Registration Statement on Form SB-2 (File No. 333-6436)]

*10.11	Non-Executive Director Stock Option Plan [filed as Exhibit A to our Proxy Statement for its Annual Meeting held on June 21, 1999].

23.	Consent of Vasquez & Company LLP, independent auditors

31.1	Certification

31.2	Certification

32.1	Certification pursuant to 18 U.S.C. Section 1350

(b) Reports on 8-K None

ITEM 14.	PRINCIPAL ACCOUNTING FEES & SERVICES

Independent Accountant Fees

The following table sets forth the aggregate fees for professional audit services rendered by Vasquez & Co LLP for the audit of our annual financial statements for the fiscal years 2004 and 2003, and fees billed for other services provided by Vasquez & Co LLP for fiscal years 2004 and 2003. Certain amounts from fiscal year 2003 have been reclassified to conform to new presentation requirements.

	Fiscal Year Ended May 31,
	2004	2003
Audit Fees	$57,837	$50,000
Audit-Related Fees	—	—
Tax Fees	6,000	5,000
All other fees	—	—

Total Fees Paid	$63,837	$55,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 14th day of September, 2004.

CASH TECHNOLOGIES, INC.

By:	/s/ BRUCE KORMAN
Bruce Korman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Capacity	Date

/s/ BRUCE KORMAN Bruce Korman	President, Chief Executive Officer and Chairman	September 14, 2004

/s/ RICHARD MILLER Richard Miller	Director	September 14, 2004

/s/ ROBERT FAGENSON Robert Fagenson	Director	September 14, 2004

/s/ KEVIN WALLS Kevin Walls	Director	September 14, 2004

/s/ EDMUND KING Edmund King	Chief Financial Officer, (Principal Financial and Accounting Officer)	September 14, 2004