Form 10QSB
period 2004-08-31
CASH TECHNOLOGIES INC
filed 2004-10-15
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED AUGUST 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-15783
____________________

CASH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4558331
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

1434 W. 11TH STREET, LOS ANGELES, CA	90015
(Address of principal executive offices)	(Zip Code)

(213) 745-2000
(Registrant's telephone number, including area code)

_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

____________________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

On October 13, 2004, there were 15,262,795 shares of common stock, $ .01 par value per share, issued and outstanding.

CASH TECHNOLOGIES, INC.
FORM 10-QSB

INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheet as of August 31, 2004 (unaudited) and
May 31, 2004	3

Consolidated Statements of Operations for the three-month periods ended
August 31, 2004 and August 31, 2003 (unaudited)	4

Consolidated Statements of Cash Flows for the three-month periods ended
August 31, 2004 and August 31, 2003 (unaudited)	5

Notes to Consolidated Financial Statements for the three-month
periods ended August 31, 2004 and August 31, 2003 (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition,
Results of Operations, and Risk Factors	14

Controls And Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Change in Securities	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits and Reports on Form 8-K	22

SIGNATURES	22

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	AUGUST 31,	MAY 31,
	2004	2004
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,196	$20,951
Accounts receivable	42,799	2,383
Prepaid expenses and other current assets	-	4,000
Other receivable	4,000	28,035
Total Current Assets	125,995	55,369

CoinBank machines held for sale (Note 1(j))	666,150	675,439

PROPERTY AND EQUIPMENT (net) (Note 2 )	35,149	30,104

CAPITALIZED SOFTWARE COSTS (Note 1(r))	1,306,126	1,446,068

OTHER ASSETS	93,822	93,822

TOTAL ASSETS	$2,227,242	$2,300,802

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 3)	$4,469,150	$4,478,997
Due to Officers and Directors (Note 9)	9,415	9,415
Convertible debt (Note 4)	768,492	751,566
Due to Shareholders (Note 4)	70,250	70,250
Accounts payable	1,217,940	1,210,382
Accrued liabilities	1,568,288	1,482,072
Bank overdraft	197,800	197,800
Dividend payable	1,293,310	1,209,281

Total Current Liabilities	9,594,645	9,409,763

Long-Term Notes Payable (Note 3)
Long-Term Convertible Debt (Note 4)	-	-

TOTAL LIABILITIES	9,594,645	9,409,763

COMMITMENTS & CONTINGENCIES (Note 10)	-	-

MINORITY INTEREST	(36,549)	(23,200)

STOCKHOLDERS' DEFICIENCY: (Note 6)

Cumulative Redeemable Preferred Stock	2,665,688	1,883,688

Common Stock	143,669	143,669

Additional Paid-In-Capital	30,292,720	30,292,720
Accumulated Deficit	(40,432,931)	(39,405,838)

Total stockholders' deficiency	(7,330,854)	(7,085,761)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,227,242	$2,300,802

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTH PERIOD ENDED AUGUST, 31
	2004	2003

NET REVENUES	$14,764	$71,525
COST OF REVENUES	13,126	31,691

GROSS PROFIT	1,638	39,834

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	675,264	684,675
RESEARCH AND DEVELOPMENT	45,000	30,000
DEPRECIATION & AMORTIZATION EXPENSE	140,642	141,145

OPERATING LOSS	(859,268)	(815,986)

INTEREST EXPENSE	97,145	177,053

LOSS BEFORE INCOME TAXES	(956,413)	(993,039)

INCOME TAXES	-	-

MINORITY INTEREST	13,349	10,700

NET LOSS	(943,064)	(982,339)

Dividends & deemed dividends	$84,029	$275,393

Net loss allocable to common
shareholders	$(1,027,093)	$(1,257,732)

EPS - Net loss	$(0.08)	$(0.16)

EPS - Basic and diluted net loss per share	$(0.08)	$(0.16)

Basic and diluted weighted average
shares of common stock outstanding	12,891,574	7,925,007

See notes to consolidated financial statements.

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED AUGUST 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(943,064)	$(982,339)
Adjustments to reconcile net loss to net cash used by
operating activities:

Minority interest	(13,349)	(10,700)
Amortization of capitalized software	139,942	139,942
Noncash deemed interest expense	-	-
Noncash compensation expense	-	187,474
Depreciation expense	701	1,203

Changes in operating assets and liabilities:

Account receivable	(12,381)	(31,992)
CoinBank machines held for sale	9,289	27,867
Prepaid expenses and other current assets	-	4,057
Other assets	-	(740)
Accounts payable	7,558	(114,405)
Accrued interest	7,079	56,097
Accrued expenses and other current liabilities	86,217	86,478

Net cash used in operating activities	(718,008)	(637,058)

INVESTING ACTIVITIES:

Purchase of equipment	(5,746)	-

Net cash provided by (used in) investing activities	(5,746)	-

FINANCING ACTIVITIES:

Proceeds from conversion of warrants	-	235,910
Proceeds from short-term debt	-	-
Proceeds from sale of preferred stock	782,000	-
Repayments on short-term debt	-	-
Proceeds from sale of common stock	-	460,000

Net cash provided by financing activities	782,000	695,910

CHANGE IN CASH AND CASH EQUIVALENTS	58,246	58,852

Cash and Cash Equivalents, Beginning of Period	20,950	1,874

Cash and Cash Equivalents, End of Period	$79,196	$60,726

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Issuance of common stock for services performed	$-	$187,474
Dividends declared on preferred stock	$84,029	$84,029
Dividends paid on preferred stock with common stock	$-	$18,000
Deemed dividend on warrants issued	$-	$191,364
Conversion of shareholder warrants	$-	$235,910

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:    GENERAL

GOING CONCERN:

We have prepared the financial statements included in this Form 10-QSB assuming that we will continue as a going concern. Although we have raised additional capital since its public offering in July 1998, we have never generated sufficient revenue-producing activity to sustain its operations. Accordingly, we must raise significant capital to fund current operations and to repay existing debt. Our auditors have included an explanatory paragraph in their report for the year ended May 31, 2004, indicating there is substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2004 and the results of operation and cash flows for the three periods ended August 31, 2004 and August 31, 2003. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2004, filed with the SEC. The results of operations for the three months period ended August 31, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

In 1996, we began development of an enhanced version of an automated teller machine which was designated the ATM X. As development efforts on the ATM X proceeded, the Company discovered the need to create a robust transaction processing system that could link the new ATMs with the worldwide financial networks in order to provide these new services to ATMs, kiosks and wireless devices.

In December of 1997, we filed a patent application describing our transaction processing and networking technologies, which resulted in the issuance of patent, number 6,308,887, by the U.S. Patent and Trademark Office on October 30, 2001. The technology, which we refer to as EMMA (E commerce Message Management Architecture), allows for the seamless integration of conventional ATM and credit card networks with non-bank networks and the Internet.

Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $45,000 for the three month period ended August 31, 2004.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended August 31, 2004, we amortized an additional $139,942 of capitalized software.

In connection with the development of our EMMA software, during the period ending September 30, 1999 we utilized $278,000 in funds for coding and testing activities necessary to resolve all of the identified high-risk development issues. These costs were reflected as expenses on our financial statements. Commencing October 1, 1999 through December 31, 2002 we incurred approximately $2,771,536 over 27 months of coding, subsequent to the detail program design and establishment of feasibility, until the product became available in January 2002 for general release to customers. These costs were treated as capitalized software costs in our financial statements through December 31, 2002. We discuss below the manner in which we developed our EMMA software, which is intended to assist the reader in understanding the difference in our costs in the technological feasibility using detail program design and capitalized software costs during production (coding) phases.

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

The second “high risk development issue” was obtaining independent ATM certification for our new messaging architecture. In order to process ATM transactions, the software being developed has to be certifiable by one of the major authorized ATM networks (such as Star, MAC, etc.) for interfacing with the global ATM network. We partnered with a third-party ATM software provider to assist in these efforts, instead of developing the software for this step ourselves. This significantly reduced our costs to obtain certification and complete this high risk development step because we were able to incorporate and modify the third party’s software, which had been previously certified, and re-certify it rather than develop our own in-house ATM software from scratch. A per-transaction license fee will be paid by us to the third party when the system starts generating transactions, thereby further reducing our development costs because we avoided upfront licensing fees. Certification was obtained in August of 1999 and the EMMA software was then deemed feasible.

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

Partnering with other software providers and licensing third-party software allowed us to reduce costs below original estimates during the high-risk technological feasibility phase using the “detail program design” approach. In contrast to the initial high-risk development effort, the subsequent coding required more resources and time than expected. As a result, the costs to establish feasibility (approximately $278,000) were substantially lower than the subsequent cost (approximately $2,770,000) incurred to make the product available for general release to customers. It is also important to observe that this category of transaction software is rare in the marketplace and doesn’t follow the typical pattern of development of the vast majority of consum er and office software, where most development dollars are expended early in technological feasibility phase using a working model.

Our offered products such as ATM-X and POS-X were originally contemplated in the detailed program design established prior to September 1999. We have given trade names such as ATM-X and POS-X (referring to whether EMMA would be running an ATM or at a retail point of sale) since such time to help market the uses of EMMA.

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

For the reasons cited, most development costs occurred after the software program design was completed and feasibility was achieved. These results are not typical, nor comparable to software developers who use either the detail program design approach, which we used, or the working model approach, under paragraph 4(b) of SFAS 86, and these factors should be considered when reviewing our financial statements.

NOTE 2. COMMITMENTS AND CONTINGENCIES

Shaw's Supermarkets has filed a lawsuit, captioned Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw's locations in New England on a free-placement basis since June, 1999 and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw's was claiming damages in excess of $100,000, for contract termination fees and reimbursements. As of May 31, 2004, we have accrued $109,000 for this liability along with fees and expenses. Furthermore, we had significant claims against Shaw's for damages to the machines. In August, 2004, Shaw’s and Cash Technologies, Inc. agreed to settle this litigation with mutual, general releases and without any exchange of money pending execution of final settlement documentation.  Therefore the accrued liability will be removed from our balance sheet in the second quarter of 2005.

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against us for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. Subsequent settlement negotiations resulted in a tentative settlement agreement with KIS on July 7, 2003 which had not been performed as of May 31, 2004. Also as of May 31, 2004, we had an accrued liability of $138,000 for this lawsuit. We had filed a petition to vacate the judgment, but in August, 2004, KIS and Cash Technologies, Inc. agreed to a settlement in which we would pay KIS $50,000 pending execution of final settlement documentation.  The balance of the accrued liability of $88,000 is expected to be written off in the second quarter of 2005.

In February 2003 Samson Consulting Corp. was hired, inter alia, to provide consulting services and arrange financing for us. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of our stock; either party had the right to terminate after one month for any reason.  Shortly thereafter, we terminated the agreement for Samson’s failure to perform. In July 2004, Samson initiated arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson is owed damages. We believe that Samson is owed nothing. Nevertheless, there is no assurance that an arbitrator will not award Samson fees for the period prior to the termination of the agreement or for the entire one-year term.  In any event, we may incur significant costs of litigation.

NOTE 3: STOCKHOLDERS EQUITY

In Fiscal quarter ended August 31, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 782 shares of preferred stock for gross proceeds of $782,000. We also issued 204,930 of our common stock purchase warrants with an exercise price of $3.00 and an additional 286,870 with an exercise price of $5.00. All common stock purchase warrants have an exercise life of 5 years and there was no beneficial conversion recognized in conjunction with this transaction.

Stockholders’ Equity is based on 9,985,155 and 14,358,446 shares of common stock being outstanding as of August 31, 2003 and August 31, 2004, respectively. In 2001 we delivered stock certificates representing 700,000 to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. It has recently come to our attention that certain parties are attempting to transfer 450,000 of the foregoing 700,000 shares. In August 2004 we initiated a lawsuit in New York to prevent the transfer of the 450,000 shares and to have these shares returned to the transfer agent and retired. In the event that some or all of the 700,000 shares should be treated as being outstanding, the Stockholders’ Deficiency line item would have to be adjusted to reflect such additional shares.

NOTE 4: RELATED PARTY TRANSACTIONS

As of August 31, 2004, we have outstanding short-term loans of an aggregate principal amount of $7,340 from Bruce Korman (and related parties) who is this company’s, Chief Executive Officer and our Chairman of the Board of Directors. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of August 31, 2004, we were in arrears of $291,658 for the salary to Mr. Korman and owed $68,578 in accrued rent for our offices to our landlord, a company in which Mr. Korman has a beneficial interest.

As of August 31, 2004, we were in arrears in the amount of $45,767 for salary to Mr. Darryl Bergman. Mr. Bergman serves as our Chief Technology Officer.

NOTE 5: SHORT-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification, which shall expire in October, 2004, requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity. As of August 31, 2004, we owed $3,956,364, which includes the principal, financing fees and unpaid interest. As of October 10, 2004 the loan is current. See, Note 11, “Subsequent Events,” below.

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the in secured convertible debt to the noteholders. The proposed terms included reducing the conversion price of the notes to $2.50 per share and the exercise price of the warrants to $0.65.

During the fiscal year ended May 31, 2004, noteholders representing $3,774,049 of principal and interest, approximately 83% of the total value of notes, converted their notes into 1,510,814 shares our common stock at $2.50 per share. We are in discussions with the remaining noteholders. As of August 31, 2004, we still owed $768,492 in principal and interest to the remaining noteholders.

In May 2003 we completed a private placement offering with one of our stockholders consisting of convertible notes and warrants. The offering consisted of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 100,000 shares of common stock. The note is convertible into our common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $1.00 per share. We also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2008.

In May 2003 we completed a private placement offering with one of our stockholders consisting of convertible notes and warrants. The offering consisted of an unsecured convertible promissory note in the principal amount of $20,750, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 30,000 shares of common stock. The note is convertible into our common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $0.65 per share. We also reduced the exercise price of 45,000 Series B warrants owned by the stockholder from $4.50 to $0.65 per share which were converted immediately for gross proceeds to us of $29,250. The note is due and payable on May 8, 2008.

We obtained loans of $68,000 in the fiscal year ended May 31, 2002 and $342,700 during the fiscal year ended May 31, 2003 from Bruce Korman who is our Chief Executive Officer and Chairman of our Board of Directors. The loans were short-term loans and as of August 31, 2004 $8,915 is outstanding and currently payable to Mr. Korman.

NOTE 6: LONG-TERM DEBT

NONE

NOTE 7: STOCK BASED COMPENSATION

All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123 and SFAS 148, our net loss and loss per share for the three month periods ended August 31, 2004 and August 31, 2003, would have been increased to the pro forma amounts presented below:

	FOR THREE MONTHS
	ENDED AUGUST 31,
	2004	2003
Net Loss
As Reported	$943,064	$982,339
Pro Forma	$1,027,093	$1,257,732

Basic and Diluted Loss
Per Common Share
As Reported	$.08	$.16
Pro Forma	$.08	$.16

For the three month period ended August 31, 2004, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1999-2004, expected life of the option is 5 years, expected volatility of 35%, risk free interest rate of 3.92% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $1.20 per option.

NOTE 8: SEGMENT REPORTING

We operate through 2 business segments: CoinBank machines and E-Commerce Message Management Architecture (EMMA). We discontinued our cash processing in the fourth quarter of fiscal year ended May 31, 2003. We also sell self-service coin counting machines through existing equipment distribution channels. Furthermore, we have developed an E-Commerce Message Management Architecture transaction processing system, which has not yet been deployed and all current software development costs are being expensed.

Information on our business segments for the:

	Three months ended August 31,
	2004	2003
CoinBank machines	$14,764	$46,525
EMMA	-	25,000
Unallocated	-	-
	14,764	71,525

Interest expense:
CoinBank machines	2,336	2,336
EMMA	-	-
Unallocated	94,809	174,717
	97,145	177,053

Depreciation& Amortization:
CoinBank machines	-	-
EMMA	139,942	139,942
Unallocated	700	1,203
	140,642	141,145

Segment loss before discontinued operations:
CoinBank machines	53,563	82,254
EMMA	-	-
Unallocated	889,501	900,085
	943,064	982,339

Net identifiable assets:
CoinBank machines	666,150	675,439
EMMA	1,306,126	1,446,068
Unallocated	254,966	179,295
	2,227,242	2,300,802

NOTE 9: MINORITY INTEREST

CT Holdings, LLC is a majority controlled subsidiary that, from November 2002 through March 2003, received an equity contribution of $443,000 from the other members of that subsidiary. The unaffiliated members of CT Holdings, LLC own 13.65% while we own 86.35%. The net proceeds from this have been used to further develop the BONUS product for CT Holdings, LLC, as well as for working capital for CT Holdings, LLC and Cash Technologies, Inc. During the quarter ended August 31, 2004, we have allocated $13,349 of losses in CT Holdings, LLC to minority interest.

NOTE 10: SUBSEQUENT EVENTS

As of August 31, 2004, we owed $3,956,364, which includes the principal, financing fees and unpaid interest, to GE. The foregoing amount is due and payable by November 1, 2004. In oral communications between this company and GE in early October 2004, GE agreed to extend the due date for another twelve months. Documentation evidencing the foregoing extension is being prepared and has not, as of the date of this report, been signed by the parties. The extension is on substantially the same terms as currently exist.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ''Securities Act''), and Section 21E of the Securities Exchange Act of 1934, as amended (the ''Exchange Act''), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ''believes,'' ''expects,'' ''may,'' ''will,'' ''should,'' ''seeks,'' ''approximately”, ''intends,'' ''plans,'' ''pro forma,'' ''estimates,'' or ''anticipates'' or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: significant and immediate need for capital, lack of revenue, market acceptance of the Company's products, technological restrictions upon development, limited marketing experience, uncertainty of product development, including our EMMA technology, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements.

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to “we,” “our” or “Cash Tech” refers to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, a subsidiary that was organized in, and operates in, Salzburg, Austria, and Cintelia Systems Inc., a Delaware corporation. In June, 2002 we we formed another subsidiary CT Holdings, LLC., also a Delaware corporation of which we currently own 86.65%. In May, 2004, we formed Heuristic Technologies, Inc., a Delaware company, to establish a new business for effecting electronic employee benefit, healthcare, and insurance claims processing transactions. Unless the context otherwise requires, references herein to “we” or “us” refers to Cash Technologies, Inc., and its wholly-owned and majority owned subsidiaries, National Cash Processors, Inc., CoinBank Automated Systems, Inc., Cintelia Systems, Inc. and CoinBank Automation Handels GmbH, Salzburg, Austria, and Heuristic Technologies, Inc.

Until June 2002, we were engaged in two lines of business, namely, (i) currency processing through our main office in Los Angeles and (ii) coin counting through machines placed in retail establishments, banks and other businesses. In the fiscal year ended May 31. 2003 we discontinued and ceased our currency processing business. Accordingly, no financial information is described herein regarding those prior operations.

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

As a result of our view of the need for a transaction processing system, in December of 1997, we filed a patent application describing its transaction processing and networking technologies, which resulted in the issuance of patent; number 6,308,887, by the U.S. Patent and Trademark Office on October 30, 2001. The technology, was later named EMMA (E-commerce Message Management Architecture)

In June 2002 we formed a subsidiary named CT Holdings, LLC to develop, market and implement EMMA-based banking applications. CT Holdings, LLC is developing BONUS(TM), a suite of self-service electronic banking services, including automated check cashing, that it intends to bring to the marketplace. To date, third party investors have invested a total of $443,000 in CT Holdings, LLC. These investors currently own 13.65% while we own 86.35% of CT Holdings, LLC.

In August 2004, we announced that we had completed the acquisition of certain assets of Heuristic Technologies, LLC, a Sherman Oaks, California-based financial data processor, through a newly formed wholly owned subsidiary, Heuristic Technologies, Inc. ("HTI"). As part of the transaction, HTI has executed employment agreements with the two senior executives of Heuristic who shall operate the new subsidiary. The agreements call for the issuance of up to $3,700,000 worth of our preferred stock based on various revenue and income milestones of HTI. The preferred stock is convertible to our common stock at a 20% discount to the market price, with a floor of $2.00 per share and a ceiling of $5.00 per share, and includes a dividend equal to 24% of the net income of HTI subject to certain conditions. We intend to combine the expertise of these two executives with our electronic financial processing technologies to develop a line of products and services that can effect and expedite electronic employee benefit, healthcare, and insurance claims processing transactions. We believe that our EMMA technology will enhance the products that HTI will offer in these markets. We expect that HTI will offer (i) a stored value debit card and (ii) a suite of products designed for managing employee benefits and insurance claims. We are currently marketing HTI’s products.

 RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2004, COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2003.

Net revenues for the three-month period ended August 31, 2004 decreased to $14,764 compared to $71,525 for the same 2003 period. The decrease in net revenue was attributable to the decrease in amount of CoinBank machines sold and no EMMA related sales during the current period.

Cost of revenues for the three-month period ended August 31, 2004 was $13,126 compared to $31,691 for the quarter ended August 31, 2003. The decrease in direct costs was primarily attributable to the decrease in amount of CoinBank machines sold during the current period.

Gross profit for the three months ended August 31, 2004 was $1,638 compared to $39,834 for the same period a year ago. The decrease in the gross profit was related to the decline in the amount of CoinBank machines sold and the lack of EMMA income.

Selling, General and Administrative expenses for the three months ended August 31, 2004, increased to $859,268 compared to $815,986 for the three months ended August 31, 2003. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The primary increase is attributable to recognizing $50,000 of sign-on bonuses for two employees for our new affiliate, Heuristic Technology.

Research and development expenses for the three months ended August 31, 2004, $45,000, compared to $30,000 for the three months ended August 31, 2003. The increase was the result of additional programmer costs incurred.

Depreciation and amortization expenses for the three months ended August 31, 2004, and August 31, 2003, were $140,642 and $141,145, respectively.

Interest expense for the three months ended August 31, 2004 and 2003, was $97,145 and $177,053, respectively. The decrease related to reduction in interest expense recognized in relation to the conversion of convertible debt.

As a result of the foregoing, net losses from continuing operations for the three months ended August 31, 2004 and 2003, were $943,064 and $982,339, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant and our cash requirements have been exceeding its cash flow from operations. At August 31, 2004, we had a working capital deficit of $9,468,650 compared to a working capital deficit of $9,354,394 for the same quarter in 2003. At August 31, 2004, we had a cash balance of approximately $79,196. Our current monthly operating costs without any interest or principal payments on debt, amortization of warrants and depreciation expense; is approximately $250,000 per month. We are in a desperate need for working capital. To date we have been funding our operations through the issuance of equity in private placement transactions with existing shareholders or persons with whom we have relationships, including affiliates of shareholders. There can be no assurance that we will be able to continue to raise required working capital in this manner.

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2004, which indicated a substantial doubt as to our ability to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs.

Net cash used in operating activities was ($718,008) for the three months ended August 31, 2004 compared to ($637,058) for the three months ended August 31, 2003. The increase of net cash used by operating activities, during the 2004 period was primarily due to a drop in non-cash compensation expense of $187,474.

Net cash provided by financing activities for the nine months ended August 31, 2004, was $782,000 as compared to $695,910 for the three months ended August 31, 2003. The increase in net cash provided by financing activities for the 2004 period was attributable to an increase in proceeds from the issuance stock.

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity in October, 2004. As of this date we do not have sufficient capital to repay this debt. As of August 31, 2004, we owed $3,956,364, which includes the principal, financing fees and unpaid interest. In oral communications between this company and G.E. in early October 2004, G.E. agreed to extend the due date for another twelve months. Documentation evidencing the foregoing extension is being prepared and has not, as of the date of this report, been signed by the parties. The extension is on substantially the same terms as currently exist. No assurance can be given that we will be able to repay the G.E. loan by the new due date.

As of August 2004, we still owed $768,492 in principal and interest to certain investors who purchased our convertible notes and warrants. We have recently held discussions with some of these investors and currently believe that some of these loans will be converted into equity. However, if the loans are not converted, we do not currently have the funds to repay these loans. Since these loans were secured by a lien on our assets, a demand for the repayment of these loans may cause the foreclosure of some of our assets, which would affect our operations and the value of our remaining assets.

In Fiscal quarter ended August 31, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 782 shares of preferred stock for gross proceeds of $782,000. We also issued 204,930 of our common stock purchase warrants with an exercise price of $3.00 and an additional 286,870 with an exercise price of $5.00. All common stock purchase warrants have an exercise life of 5 years and there was no beneficial conversion recognized in conjunction with this transaction.

In addition to attempting to market our current products, we are also trying to establish HTI’s new business of effecting electronic employee benefit, healthcare, and insurance claims processing transactions. Our aim is to commence revenue generating operations this calendar year. However, no assurance can be given that HTI will, in fact, be able to establish its operations in a manner that will generate revenues this year, or ever, or if it does generate revenues, that such revenues will be significant.

We currently have no consistent source of revenues and income and have no established banking arrangements that could fund our operations. Accordingly, we are dependent upon the sales of debt or equity securities until we generate sufficient revenues from future operations or from the sale of assets. In the event that we are unable to raise additional capital, we will have to significantly reduce our operations, reduce our operating costs through a headcount reduction and a reduction of outside professional services, or terminate our operations. Since we have a negative net worth of over $9 million, if we cease operations, our stockholders would lose their entire investment in this company.

RISK FACTORS

Investors should carefully consider the risks described below and in our Annual Report on Form 10-KSB. The risks and uncertainties described below and in the Annual Report are not the only ones facing us. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

We have limited revenues and a history of incurring losses, which has resulted in our independent accountants issuing opinions containing doubts about our ability to continue as a going concern.

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2003 and 2004, we had net sales of only $267,576 and $80,616, respectively. During the last fiscal quarter ended August 31, 2004, our revenues were only $14,764.

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

As of August, 31, 2004 we had outstanding current liabilities of $9,594,645, of which approximately $3 million is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to consider filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of August 31, 2004, Cash Tech had a working capital deficit of $9,468,650 due to continuing losses. On August 31, 2004, we had available cash of approximately $79,000. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds o f private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund development of the EMMA technology, our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to atta ch our assets, including our EMMA technology. As of August 31, 2004, we also owe $3,956,364 to General Electric Capital Corporation. In 2000, we entered into the first of several loan modifications with G.E. Capital. The current modification will expire in October 2004, and we have no current plan or arrangement for repaying G.E. Capital its principal. While G.E. Capital has informed us that the due date of this loan will be extended for one more year under the current terms, we have not yet entered into that loan modification agreement.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to various lenders, including equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997. As of August 31, 2004, we were indebted to General Electric Capital Corporation in the amount of approximately $3,956,364 including interest. We are in default of its secured obligations except for the loan due to General Electric Capital Corporation. This technical default by us on our secured obligations could cause a secured creditor to declare our indebtedness due and foreclose on the assets securing the defaulted indebtedness. As a result of the existing liens and continuing losses, we are unable to obtain additional credit by securing our assets. Further, as a result of the security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

Any additional financing that we may obtain may substantially dilute the interests of our stockholders.

To the extent that we obtain additional financing through the issuance of additional equity securities in the future, such issuance may involve substantial dilution to our then-existing stockholders.

The American Stock Exchange may delist our securities.

Our common stock is listed on American Stock Exchange. Since we began trading on the American Stock Exchange, the AMEX has granted us an exemption from its listing requirements in order for our common stock to be listed for trading as we are not, and have never been, in compliance with the AMEX’s criteria for continued listing. Our failure to meet these maintenance criteria may eventually result in the delisting of our common stock from the AMEX. In January, 2004 we provided AMEX with a plan to come into compliance with the continued listing requirements. Periodically AMEX requests updates to this plan to monitor our progress. Such an update is being submitted to AMEX before the end of October 2004. The AMEX has the right not to accept our plan and de-list our stock, which would result in our common stock being moved to the OTC Bulletin Board. No assurance can be given that we will be able to come into compliance with the AMEX listing criteria or that our progress will continue to be satisfactory to the AMEX.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the fiscal quarter ended August 31, 2004. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them.

Changes in Internal Controls:

The Board of Directors adopted, effective, August 25, 2003 a Code of Ethics for its Chief Executive Officer and Chief Financial Officer, as well as a Code of Ethics for its employees. These Codes are intended to ensure compliance with rules and regulations, promote honest and ethical behavior and to prevent wrongdoing.

Additionally, the Board, in response to the passage of the Sarbanes-Oxley Act of 2002, among other actions, formed a Disclosure Committee comprised of various members of our management team. The Disclosure Committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures. Other than as described above, based on their evaluation as of August 31, 2004, there have been no changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to August 31, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shaw's Supermarkets has filed a lawsuit, captioned Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw's locations in New England on a free-placement basis since June, 1999 and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw's was claiming damages in excess of $100,000, for contract termination fees and reimbursements. As of May 31, 2004, we have accrued $109,000 for this liability along with fees and expenses. Furthermore, we had significant claims against Shaw's for damages to the machines. In August, 2004, Shaw’s and Cash Technologies, Inc. agreed to settle this litigation with mutual, general releases and without any exchange of money pending execution of final settlement documentation.  Therefore the accrued liability will be removed from our balance sheet in the second quarter of 2005.

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against us for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. Subsequent settlement negotiations resulted in a tentative settlement agreement with KIS on July 7, 2003 which had not been performed as of May 31, 2004. Also as of May 31, 2004, we have an accrued liability of $138,000 for this lawsuit. We had filed a petition to vacate the judgment, but in August, 2004, KIS and Cash Technologies, Inc. agreed to a settlement in which we would pay KIS $50,000 pending execution of final settlement documentation.  The balance of the accrued liability of $88,000 will be written off in the second quarter of 2005.

In February 2003 Samson Consulting Corp. was hired, inter alia, to provide consulting services and arrange financing for us. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of our stock; either party had the right to terminate after one month for any reason.  Shortly thereafter, we terminated the agreement for Samson’s failure to perform. In July 2004, Samson initiated arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson is owed damages. We believe that Samson is owed nothing. Nevertheless, there is no assurance that an arbitrator will not award Samson fees for the period prior to the termination of the agreement or for the entire one-year term.  In any event, we may incur significant costs of litigation.

ITEM 2. CHANGE IN SECURITIES
In Fiscal quarter ended August 31, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 782 shares of Series G Preferred Stock for gross proceeds of $782,000. The sale price for this transaction was $1,000 a share. No underwriter was involved in the issuance and no sales commissions were paid. We also issued 204,930 of our common stock purchase warrants with an exercise price of $3.00 and an additional 286,870 with an exercise price of $5.00. All common stock purchase warrants have an exercise life of 5 years and there was no beneficial conversion recognized in conjunction with this transaction.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. As a result of this offering, we issued notes in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants The notes were originally convertible into our common stock at the conversion rate of $9.50 per share. The Series B Warrants were originally exercisable at a price of $13.00 per share. The notes were originally due and payable on July 31, 2001. The notes are secured by a first priority lien on all of our assets. As of August 31, 2004, we still owed to the noteholders $768,492 in principal and interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this fiscal year, there have not been any matters submitted for a vote from the security holders.

ITEM 5. OTHER INFORMATION

On September 28, 2004, we received a notice from the American Stock Exchange (“AMEX”) requesting an update to our previously submitted plan to come into compliance with AMEX’s continued listing requirements. As we previously disclosed, on October 20, 2003 AMEX advised us that we do not meet the continued listing standards. In response, we submitted a plan to AMEX with our plan for regaining compliance with the continued listing standards by April 20, 2005. The update will be submitted by October 21, 2004. We expect our update to be accepted by AMEX, in which case we will continue to be listed on AMEX until April 20, 2005 subject to periodic reviews. AMEX has the right to reject our update, however, in which event we may be de-listed, which would cause our common stock to be listed on the OTC Bulletin Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)            Exhibits
31.1    Certification of Chief Executive Officer
31.2    Certification of Chief Financial Officer
32.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)      Reports on Form 8-K incorporated by reference filed on February 13, 2004

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended August 31, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized the 15th day of October, 2004.

CASH TECHNOLOGIES, INC.

By: /S/ Bruce Korman
________________________________________
Bruce Korman
President and Chief Executive Officer

By: /S/ Edmund King
________________________________________
Edmund King
Chief Financial Officer

