Form 10QSB
period 2004-11-30
CASH TECHNOLOGIES INC
filed 2005-01-19
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

FOR SIX MONTH PERIOD ENDED NOVEMBER 30, 2004

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

On January 14, 2004, there were 15,167,185 shares of common stock, $ .01 par value per share, issued and outstanding.

CASH TECHNOLOGIES, INC.
FORM 10-QSB

INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Balance Sheet as of November 30, 2004 (unaudited) and
May 31, 2004	3

Consolidated Statements of Operations for the three and six-month periods
ended November 30, 2004 and November 30, 2003 (unaudited)	4

Consolidated Statements of Cash Flows for the three and six-month periods
Ended November 30, 2004 and November 30, 2003 (unaudited)	5

Notes to Consolidated Financial Statements for the three and six-month
periods ended November 30, 2004 and November 30, 2003 (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition,
Results of Operations, and Risk Factors	17

Item 3. Controls And Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 2. Change in Securities	26

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits and Reports on Form 8-K	27

SIGNATURES	28

PART I
ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	NOVEMBER 30,	MAY 31,
	2004	2004
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,849	$20,951
Accounts receivable	1,846,897	2,383
Prepaid expenses and other current assets	370,712	4,000
Other receivable	46,265	28,035
Inventory (net)	8,606,066	—

Total Current Assets	10,878,789	55,369

CoinBank machines held for sale	661,505	675,439

PROPERTY AND EQUIPMENT (net)	34,230	30,104

CAPITALIZED SOFTWARE COSTS (Note 1)	1,166,184	1,446,068

OTHER ASSETS	743,821	93,822

TOTAL ASSETS	$13,484,529	$2,300,802

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 4)	$6,544,381	$4,676,797
Due to Officers and Directors (Note 4)	408,915	9,415
Convertible debt (Note 5)	785,417	751,566
Due to Shareholders (Note 5)	270,588	70,250
Accounts payable	2,653,183	1,210,382
Accrued liabilities	2,167,966	1,482,072
Dividend payable	1,377,339	1,209,281

Total Current Liabilities	14,207,789	9,409,763

Long-Term Notes Payable (Note 6)
Long-Term Convertible Debt (Note 6)	—	—

TOTAL LIABILITIES	14,207,789	9,409,763

COMMITMENTS & CONTINGENCIES (Note 2)	—	—

MINORITY INTEREST	604,897	(23,200)

STOCKHOLDERS' DEFICIENCY: (Note 3)

Cumulative Redeemable Preferred Stock	2,703,188	1,883,688

Common Stock	151,232	143,669

Additional Paid-In-Capital	31,782,797	30,292,720
Accumulated Deficit	(35,965,374)	(39,405,838)

Total stockholders' deficiency	(1,328,157)	(7,085,761)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$13,484,529	$2,300,802

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THREE MONTHS ENDED NOVEMBER 30,		FOR SIX MONTHS ENDED NOVEMBER 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

NET REVENUES	$549,466	$15,000	$564,230	$86,525
COST OF REVENUES	397,799	2,358	410,924	34,048

GROSS PROFIT (LOSS)	151,667	12,642	153,306	52,477

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	930,237	667,713	1,605,502	1,352,390
RESEARCH & DEVELOPMENT EXPENSE	45,000	30,000	90,000	60,000
DEPRECIATION & AMORTIZATION EXPENSE	140,861	141,145	281,504	282,290

OPERATING LOSS	(964,431)	(826,216)	(1,823,700)	(1,642,203)

INCOME FROM FORGIVENESS OF DEBT	(438,513)	—	(438,513)	—
INTEREST EXPENSE	124,476	118,584	221,621	295,636

INCOME (LOSS) BEFORE INCOME TAXES	(650,394)	(944,800)	(1,606,808)	(1,937,839)
INCOME TAXES	—	—	—	—

Minority Interest	$(18,550)	$(10,399)	$(31,899)	$(21,099)

Net Income (Loss) Before Extraordinary Gain	$(631,844)	$(934,401)	$(1,574,909)	$(1,916,740)

Extraordinary Gain	$5,999,951	$—	$5,999,951

Minority Interest - Extraordinary Gain	$659,995	$—	$659,995

NET INCOME (LOSS)	$4,708,112	$(934,401)	$3,765,047	$(1,916,740)

Dividends & deemed dividends	$240,554	$111,141	$324,583	$302,555

Net loss allocable to common
shareholders	$4,467,558	$(1,045,542)	$3,440,464	$(2,219,295)

Basic and diluted net income (loss) per share before
extraordinary income	$(0.04)	$(0.10)	$(0.10)	$(0.22)

Basic and diluted net income (loss) per share for
extraordinary income	$0.35	—	$0.35	—

Basic and diluted net income (loss) per share	$0.31	$(0.12)	$0.23	$(0.25)

Basic and diluted weighted average
shares of common stock outstanding	15,114,187	8,904,995	15,114,187	8,904,995

See notes to consolidated financial statements.

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED NOVEMBER 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$3,765,047	$(1,916,740)
Adjustments to reconcile net loss to net cash used by
operating activities:

Extraordinary Gain	(5,999,951)	—
Minority interest	628,097	(21,099)
Amortization of capitalized software	279,885	279,884
Noncash compensation expense	—	258,209
Income on forgiveness of debt	(438,513)	—
Depreciation expense	1,620	2,406

Changes in operating assets and liabilities:

Account receivable	(22,913)	101
CoinBank machines held for sale	13,934	27,867
Prepaid expenses and other current assets	5,655	4,057
Inventory	(135,841)	—
Other assets	—	(3,240)
Accounts payable	(43,785)	(217,590)
Accrued interest	221,621	256,671
Accrued expenses and other current liabilities	80,386	321,926

Net cash used in operating activities	(1,644,758)	(1,007,548)

INVESTING ACTIVITIES:

Investment in subsidiary	(650,000)	—
Purchase of property and equipment	(5,746)	—

Net cash provided by (used in) investing activities	(655,746)	—

FINANCING ACTIVITIES:

Bank overdraft	—	—
Proceeds from conversion of warrants	188,615	235,910
Proceeds from short-term debt	889,916	—
Proceeds from common stock of subsidiary	—	—
Repayments on short-term debt	(228,694)	—
Proceeds on sale of preferred stock	832,000
Proceeds from sale of common stock	490,000	799,705

Net cash provided by financing activities	2,171,837	1,035,615

CHANGE IN CASH AND CASH EQUIVALENTS	(128,667)	28,067

Cash and Cash Equivalents, Beginning of Period	137,516	1,874

Cash and Cash Equivalents, End of Period	$8,849	$29,941

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion of preferred stock into common stock	$12,500	$—
Conversion of convertible debt into common stock	$—	$3,606,695
Issuance of common stock for services performed	$—	$317,474
Dividends declared on preferred stock	$168,058	$168,057
Dividends paid on preferred stock with common stock	$—	$18,000
Deemed dividend on warrants issued	$156,525	$302,505
Conversion of shareholder warrants	$188,615	$235,910

Total assets purchased	$10,798,988	$—
Total liabilities assumed	$2,299,037	$—
Net assets purchased	$8,499,951	$—
Bank debt assumed	$(1,600,000)	$—
Loan assumed	$(250,000)	$—
Cash paid as investment in subsidiary	$(650,000)	$—
Extrodinary gain	$5,999,951	$—
See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:    GENERAL

GOING CONCERN:

We have prepared the financial statements included in this Form 10-QSB assuming that we will continue as a going concern. Although we have raised additional capital since our initial public offering in July 1998, we have never generated sufficient revenue-producing activity to sustain our operations. Accordingly, we must raise significant capital to fund current operations and to repay existing debt. Our auditors have included an explanatory paragraph in their report for the year ended May 31, 2004, indicating there is substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2004 and the results of operation and cash flows for the three and six month periods ended November 30, 2004 and November 30, 2003. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2004, filed with the SEC. The results of operations for the three and six months period ended November 30, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

Technological feasibility was achieved in September of 1999, and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $45,000 for the three month period ended November 30, 2004.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software to five years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended November 30, 2004, we amortized an additional $139,942 of capitalized software.

In connection with the development of our EMMA software, during the period ended September 30, 1999 we utilized $278,000 in funds for coding and testing activities necessary to resolve all of the identified high-risk development issues. These costs were reflected as expenses on our financial statements. Commencing October 1, 1999 through December 31, 2002 we incurred approximately $2,771,536 over 27 months of coding, subsequent to the detail program design and establishment of feasibility, until the product became available in January 2002 for general release to customers. These costs were treated as capitalized software costs in our financial statements through December 31, 2002. We discuss below the manner in which we developed our EMMA software, which is intended to assist the reader in understanding the difference in our costs in the technological feasibility using detail program design and capitalized software costs during production (coding) phases.

With respect to the technological feasibility using the detail program design approach, there were two primary issues, which can be classified as “high risk development issues” which needed to be resolved as evidence that technological feasibility had been established under paragraph 4(a)(3) of SFAS 86.

The first issue involved the testing of our proprietary messaging protocol and parallel processing method for predicted performance and behavior. We estimate that we expended approximately $160,000 for this activity. The messaging protocol and processing method are what we believe differentiates us from other attempts to develop similar software. Once these were developed, successfully tested using simulations with existing applications and deemed workable, the development risk for messaging was overcome and a patent application for the multi-transactional architecture was filed on July 2, 1999. This patent was granted by the U.S. Patent and Trademark Office in October of 2001.

The second high risk development issue was obtaining independent ATM certification for our new messaging architecture. In order to process EFT network transactions, the software being developed has to be certifiable by one of the major authorized EFT networks (such as Star, MAC, etc.) for interfacing with the global EFT network. We partnered with a third-party ATM software provider to assist in these efforts, instead of developing the software for this step ourselves. This significantly reduced our costs to complete this high risk development step because we were able to incorporate and modify the third party’s software, which had been previously certified, and re-certify it rather than develop our own similar software from scratch. A per-transaction license fee will be paid by us to the third party when the system starts generating transactions, thereby further reducing development costs. Certification was obtained in August of 1999 and the EMMA software was then deemed feasible.

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

Partnering with other software providers and licensing third-party software allowed us to reduce costs below original estimates during the high-risk technological feasibility phase using the “detail program design” approach. In contrast to the initial high-risk development effort, the subsequent coding required more resources and time than expected. As a result, the costs to establish feasibility (approximately $278,000) were substantially lower than the subsequent cost (approximately $2,770,000) incurred to make the product available for general release to customers. It is also important to observe that this category of transaction software is rare in the marketplace and doesn’t follow the typical pattern of development of the vast majority of consumer and office software, wherein most development dollars are expended early in technological feasibility phase using a working model.

Our offered products such as ATM-X and POS-X were originally contemplated in the detailed program design established prior to September 1999. We have given trade names such as ATM-X and POS-X (referring to whether EMMA would be running an ATM or at a retail point of sale) to help market the uses of EMMA.

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

NOTE 2. COMMITMENTS AND CONTINGENCIES

Shaw's Supermarkets has filed a lawsuit, captioned Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw's locations in New England on a free-placement basis since June, 1999 and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw's was claiming damages in excess of $100,000, for contract termination fees and reimbursements. As of May 31, 2004, we had accrued approximately $109,000 for this liability along with fees and expenses. Furthermore, we had significant claims against Shaw's for damages to the machines. In September, 2004, Shaw’s and Cash Technologies, Inc. agreed to settle this litigation with mutual, general releases and without any exchange of money.  Therefore the accrued liability has been removed from our balance sheet in the current quarter.

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against us for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. As of May 31, 2004, we had an accrued liability of $138,000 for this lawsuit. We had filed a petition to vacate the judgment, but in December, 2004, KIS and Cash Technologies, Inc. agreed to a settlement in which we paid KIS $50,000. The balance of the accrued liability of $88,000 will be written off in the quarter ending February 28, 2005.

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

In 2001 we delivered stock certificates representing 700,000 shares to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. Thereafter the escrow agent, an attorney, passed away and we were never able to recover the certificates. In August, 2004 it came to our attention that a party was attempting to transfer 450,000 of the 700,000 shares. We immediately initiated a lawsuit in New York to prevent the transfer of the shares and have them retired. In December, 2004, we reached a tentative settlement in which the shares would be returned to us without any exchange of money, pending execution of final settlement documentation. We intend to similarly pursue the recovery of the remaining 250,000 shares, however in the event that we cannot achieve a satisfactory outcome in such effort, or in the event that the pending settlement is not consummated for any reason, some or all of these shares may be treated as outstanding and our Stockholders’ Deficiency line item would have to be adjusted to reflect such additional shares.

NOTE 3: STOCKHOLDERS EQUITY

In fiscal quarter ended November 30, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 50 shares of preferred stock for gross proceeds of $50,000. We also issued 10,000 of our common stock purchase warrants with an exercise price of $2.50 and an additional 15,000 with an exercise price of $3.50. All common stock purchase warrants have an exercise life of 5 years and there was no beneficial conversion recognized in conjunction with this transaction.

In the fiscal quarter ended November 30, 2004, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 456,206 shares of the Company’s Common Stock for gross proceeds of $490,000. In addition the Company issued 235,263 5 year Common Stock purchase warrants with exercise prices ranging from $2.00 to $3.00.

In the fiscal quarter ended November 30, 2004 shareholders exercised 279,862 Common Stock purchase warrants and the Company received gross proceeds of $188,615.

On November 5, 2004 the Company’s majority owned subsidiary, TAP Holdings, LLC acquired certain assets and liabilities of Tomco Auto Products, Inc. for a purchase price of $2,500,000, less certain adjustments, paid as follows: $650,000 in cash and the remainder from an asset based credit line, seller-carried financing and assumption of certain liabilities. The total assets purchased had an approximate book value of $11,001,478 a majority of which was inventory, valued at $9,650,225. The difference between the net inventory and the purchase price resulted in an extraordinary gain to the Company of $5,999,951.

Stockholders’ Equity is based on 11,852,895 and 15,114,187 shares of common stock being outstanding as of November 30, 2003 and November 30, 2004, respectively. In the event that up to 700,000 shares, issued in 2001 as collateral for a loan that was not obtained (see Note 2: Commitments and Contingencies, above) are determined to be outstanding, the Stockholders’ Deficiency line item would have to be adjusted to reflect such additional shares.

NOTE 4: RELATED PARTY TRANSACTIONS

As of November 30, 2004, we have outstanding short-term loans of an aggregate principal amount of $408,915 from Bruce Korman (and related parties) who is this company’s Chief Executive Officer and Chairman of the Board of Directors. The loans are short term interest bearing loans and are payable upon demand. Furthermore, as of November 30, 2004, we were in arrears of $323,802 for the salary to Mr. Korman and we owed $68,578 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

As of November 30, 2004, we were in arrears in the amount of $72,553 for salary to Mr. Darryl Bergman. Mr. Bergman serves as our Chief Technology Officer.

NOTE 5: SHORT-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. In September, 2000, due to our inability to repay G.E. on the original terms, we restructured the loan through the first of several loan modifications. The most recent modification, which shall expire in November, 2005, requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity. As of November 30, 2004, we owed $3,946,517, which includes the principal, financing fees and unpaid interest.

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the secured convertible debt to the noteholders. The proposed terms included reducing the conversion price of the notes to $2.50 per share and the exercise price of the warrants to $0.65.

During the fiscal year ended May 31, 2004, noteholders representing $3,774,049 of principal and interest, approximately 83% of the total value of notes, converted their notes into 1,510,814 shares of our common stock at $2.50 per share. We are in discussions with the remaining noteholders. As of November 30, 2004, we still owed $785,417 in principal and interest to the remaining noteholders.

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

We obtained loans of $68,000 in the fiscal year ended May 31, 2002, $342,700 during the fiscal year ended May 31, 2003 and $400,000 during the quarter ended November 30, 2004 from Bruce Korman who is our Chief Executive Officer and Chairman of our Board of Directors. The loans were short-term loans and as of November 30, 2004 $408,915 is outstanding and currently payable to Mr. Korman.

The Company’s subsidiary TAP Holdings, LLC which owns and operates Tomco auto products has an asset based equity line with a revolving credit line which was partially used for the acquisition of Tomco Auto Products and for operating cashflow. On November 30, 2004 the balance for the above mentioned equity line was approximately $1,890,078. The equity line is based upon the inventory and receivables of the Company.

NOTE 6: LONG-TERM DEBT

NONE

NOTE 7: STOCK BASED COMPENSATION

All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123 and SFAS 148, our net loss and loss per share for the three and six month periods ended November 30, 2004 and November 30, 2003, would have been increased to the pro forma amounts presented below:

	FOR THREE MONTHS		FOR SIX MONTHS
	ENDED NOVEMBER 30,		ENDED NOVEMBER 30,
	2004	2003	2004	2003

Net Income (Loss)
As Reported	4,708,112	(934,401)	3,765,047	(1,916,740)
Pro Forma	4,467,558	(1,045,542)	3,440,464	(2,219,295)

Basic and Diluted Income (loss)
Per Common Share
As Reported	0.30	(0.17)	0.25	(0.22)
Pro Forma	0.31	(0.21)	0.23	(0.25)

For the six month period ended November 30, 2004, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1999-2004, expected life of the option is 5 years, expected volatility of 38%, risk free interest rate of 3.46% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $5.38 per option.

For the six month period ended November 30, 2003, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1998-2003, expected life of the option is 5 years, expected volatility of 51%, risk free interest rate of 3.31% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $5.38 per option.

NOTE 8: SEGMENT REPORTING

We operate through four business segments: CoinBank machine-related activities, EMMA-related activities, Heuristic Technologies, Inc. and TAP Holdings, LLC (aka “Tomco”). We sell CoinBank self-service coin counting machines through existing equipment distribution channels. Our EMMA transaction processing system has not yet been deployed and all current software development costs are being expensed.

Information on our business segments for the:

	Three Months ended		Six Months ended
	November 30,		November 30,

Net revenues:	2004	2003	2004	2003
CoinBank machines	9,058	—	23,822	46,525
EMMA	—			25,000
Heuristics	—	—	—	—
Tomco	540,408	—	540,408
Unallocated	—	15,000	—	15,000
	549,466	15,000	564,230	86,525

Interest expense:
CoinBank machines	2,336	2,336	4,671	4,671
EMMA	—	—	—	—
Heuristics	—		—	—
Tomco	24,228		24,228	—
Unallocated	97,912	116,284	192,722	290,965
	124,476	118,620	221,621	295,636

Depreciation& Amortization:
CoinBank machines	—	—	—	—
EMMA	139,942	139,942	279,884	279,884
Heuristics				—
Tomco				—
Unallocated	919	1,203	1,620	2,407
	140,861	141,145	281,504	282,291

Segment Income (loss):
CoinBank machines	50,186	(73,139)	(32,068)	(126,702)
EMMA	—	—	—	—
Heuristics	(64,303)		(174,219)
Tomco	(106,765)		(106,765)
Unallocated	4,828,994	(861,262)	4,078,099	(1,790,038)
	4,708,112	(934,401)	3,765,047	(1,916,740)

Net identifiable assets:
CoinBank machines	661,505	834,223	661,505	834,223
EMMA	1,166,184	1,725,952	1,166,184	1,725,952
Heuristics	—	—	—	—
Tomco	10,837,905	—	10,837,905	—
Unallocated	818,935	159,431	818,935	159,431
	13,484,529	2,719,606	13,484,529	2,719,606

NOTE 9: MINORITY INTEREST

The Company owns a subsidiary named CT Holdings, LLC of which shareholders own 13.65% and the Company owns 86.35%. These shareholders have contributed $443,000 and the proceeds have been used to further develop EMMA-related products for CT Holdings, LLC as well as for working capital for CT Holdings, LLC and Cash Technologies, Inc. During the quarter ended November 30, 2004, the Company has allocated $5,354 of losses in CT Holdings, LLC to minority interest.

In November 2004, the Company formed a subsidiary TAP Holdings, LLC to purchase and operate certain assets of Tomco Auto Products, Inc. The Company owns 89% of TAP Holdings; other shareholders own the remaining 11%. During the quarter ended November 30, 2004, the Company has allocated $13,196 of net loss and $659,995 of extraordinary income in TAP Holdings, LLC, to minority interest.

NOTE 10: EXTRAORDINARY INCOME

On November 5, 2004 the Company’s majority owned subsidiary, TAP Holdings, LLC acquired certain assets and liabilities of Tomco Auto Products, Inc. for a purchase price of $2,500,000, less certain adjustments, paid as follows: $650,000 in cash and the remainder from an asset based credit line, seller-carried financing and assumption of certain liabilities. The total assets purchased had an approximate fair value of $11,001,478 a majority of which was inventory, valued at $9,650,225. The difference between the net assets and the purchase price resulted in an extraordinary gain to the Company of $5,999,951 as outlined below:

Assets purchased &
liabilities assumed
Nov. 5, 2004
Assets

Cash	$116,565
Accounts receivable	$1,968,276
Accounts receivable other	$55,815

Inventory	$9,650,225
Less: inventory reserve	$(1,180,000)

Fixed Assets	$4,063,589
Less: accumulated depreciation	$(4,063,589)

Prepaid expenses	$372,367
Other assets	$18,230

Total Assets	$11,001,478

Liabilities

Accounts payable	$1,568,358
Warranty reserve	$202,490
Accrued expenses	$730,679

Total Liabilities	$2,501,527

Net Assets	$8,499,951

Purchase price	$2,500,000

Extraordinary gain	$5,999,951

NOTE 11: SUBSEQUENT EVENTS

In December 2004, The Company’s subsidiary, Heuristic Technologies, Inc. ("Heuristic"), signed agreements with First Federal Savings Bank of the Midwest, dba Meta Payment Systems ("Meta") and eCommLink, Inc. which allow Heuristic to market its new stored-value debit card products. Meta, under its agreement, shall be the issuer of the cards, providing all card-related banking functions and access to the MasterCard(R) network. ECommLink will provide transaction processing for all card transactions. In the future, Heuristic intends to add proprietary features to the card using the capabilities of Cash Tech's advanced EMMA(TM) data processing system.

In December 2004, Heuristic launched its debit card product called the CashTech.Card(TM). The CashTech.Card, to be issued by Meta, is a stored-value MasterCard card designed for a myriad of uses. Heuristic plans to distribute the CashTech.Cards for expense reimbursements, Health Reimbursement Accounts (HRA's) and Health Savings Accounts (HSA's). Other anticipated uses include payroll, check cashing, loyalty programs and personal uses.

In December 2004, the Company’s subsidiary, Heuristic Technologies, Inc. ("Heuristic"), has signed a Service and Joint Marketing Agreement with Navigator Medical Management Services, LLC ("Navigator"), an administrator of employee healthcare benefits. Under the agreement, Navigator will distribute the CashTech.Card to beneficiaries for expense reimbursements, Health Reimbursement Accounts (HRA's) and Health Savings Accounts (HSA's). Heuristic will provide customer service, data processing and marketing services to Navigator. The Company expects to receive the first orders for the cards in the third fiscal quarter of 2005.

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

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to “we,” “our” or “Cash Tech” refers to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, a subsidiary that was organized in, and operates in, Salzburg, Austria, and Cintelia Systems Inc., a Delaware corporation. In June, 2002 we formed another subsidiary CT Holdings, LLC., a Delaware limited liability company of which we currently own 86.65%. In May, 2004, we formed Heuristic Technologies, Inc., a Delaware corporation, to develop and market products for the employee benefits and healthcare industries. In October 2004, we formed TAP Holdings, LLC., a California limited liability company of which we currently own 89% to acquire and operate the assets of Tomco Auto Products, Inc. Unless the context otherwise requires, references herein to “we” or “us” refers to Cash Technologies, Inc., and its wholly-owned and majority owned subsidiaries.

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

In 1995, we began our development of CoinBank self-service coin counting machines, distributed through our CoinBank Automated Systems, Inc. subsidiary. The machines provide individuals and small businesses with a convenient method for disposing of their accumulated loose coin without the need for pre-sorting or wrapping. To date revenues from this product line have not been significant.

In December of 1997, we filed a patent application describing a transaction processing and networking technology, later named EMMA (E-commerce Message Management Architecture), which resulted in the issuance of patent number 6,308,887, by the U.S. Patent and Trademark Office on October 30, 2001.

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

In August 2004, we announced that we had completed the acquisition of certain assets of Heuristic Technologies, LLC, a Sherman Oaks, California-based financial data processor, through a newly formed wholly owned subsidiary, Heuristic Technologies, Inc. ("HTI"). As part of the transaction, HTI has executed employment agreements with the two senior executives of Heuristic who operate the new subsidiary. The agreements call for the issuance of up to $3,700,000 worth of our preferred stock based on various revenue and income milestones of HTI. The preferred stock is convertible to our common stock at a 20% discount to the market price, with a floor of $2.00 per share and a ceiling of $5.00 per share, and includes a dividend equal to 24% of the net income of HTI subject to certain conditions. We intend to combine the expertise of these two executives with our electronic financial processing technologies to develop a line of products and services that can effect and expedite electronic employee benefit, healthcare, and insurance claims processing transactions. We believe that our EMMA technology will enhance the products that HTI will offer in these markets. HTI is offering (i) a stored value debit card and (ii) a suite of products designed for managing employee benefits and insurance claims.

On November 5, 2004 the Company’s majority owned subsidiary, TAP Holdings, LLC acquired certain assets and liabilities of Tomco Auto Products, Inc. for a purchase price of $2,500,000, less certain adjustments, paid as follows: $650,000 in cash and the remainder from an asset based credit line, seller-carried financing and assumption of certain liabilities. The total assets purchased had an approximate fair value of $11,001,478 a majority of which was inventory, valued at $9,650,225. The difference between the net assets and the purchase price resulted in an extraordinary gain to the Company of $5,999,951.

Tomco is a leading provider of remanufactured fuel system components. Founded in 1947, the Los Angeles-based company distributes its products through major auto products retailers throughout the U.S. such as NAPA, with 6,000 stores, CARQUEST, with more than 3,600 stores, O'Reilly Automotive, with more than 1,100 stores and others.

In December 2004, The Company’s subsidiary, Heuristic Technologies, Inc. ("Heuristic"), signed agreements with First Federal Savings Bank of the Midwest, dba Meta Payment Systems ("Meta") and eCommLink, Inc. which allow Heuristic to market its new stored-value debit card products. Meta, under its agreement, shall be the issuer of the cards, providing all card-related banking functions and access to the MasterCard(R) network. ECommLink will provide transaction processing for all card transactions. In the future, Heuristic intends to add proprietary features to the card using the capabilities of Cash Tech's advanced EMMA(TM) data processing system.

In December 2004, Heuristic launched its debit card product called the CashTech.Card(TM). The CashTech.Card, to be issued by Meta, is a stored-value MasterCard card designed for a myriad of uses. Heuristic plans to distribute the CashTech.Cards for expense reimbursements, Health Reimbursement Accounts (HRA's) and Health Savings Accounts (HSA's). Other anticipated uses include payroll, check cashing, loyalty programs and personal uses.

In December 2004, the Company’s subsidiary, Heuristic Technologies, Inc. ("Heuristic"), has signed a Service and Joint Marketing Agreement with Navigator Medical Management Services, LLC ("Navigator"), an administrator of employee healthcare benefits. Under the agreement, Navigator will distribute the CashTech.Card to beneficiaries for expense reimbursements, Health Reimbursement Accounts (HRA's) and Health Savings Accounts (HSA's). Heuristic will provide customer service, data processing and marketing services to Navigator. The Company expects to receive the first orders for the cards in the third fiscal quarter of 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2004, COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2003.

Net revenues for the three-month period ended November 30, 2004 increased to $549,466 compared to $15,000 for the same 2003 period. The increase in net revenue was directly attributable to the sale of carburetors by Tomco, which was not in existence in the same period last year.

Cost of revenues for the three-month period ended November 30, 2004 was $397,799 compared to $2,358 for the quarter ended November 30, 2003. The increase in direct costs was primarily attributable to cost of raw materials in the manufacturing of carburetors and direct labor incurred by Tomco, which was not in existence in the same period last year.

Gross profit for the three months ended November 30, 2004 was $151,667 compared to $12,642 for the same period a year ago. The increase in gross profit was related to TAP Holdings, LLC., which was not in existence in the same period last year.

Selling, General and Administrative expenses for the three months ended November 30, 2004, increased to $930,237 compared to $667,713 for the three months ended November 30, 2003. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The primary increase is attributable to TAP Holdings, LLC., which was not in existence in the same period last year.

Research and development expenses for the three months ended November 30, 2004, was $45,000 compared to $30,000 for the three months ended November 30, 2003. The increase was the result of additional programmer costs incurred.

Depreciation and amortization expenses for the three months ended November 30, 2004, and November 30, 2003, were $140,861 and $141,145, respectively.

Other Income for the three months ended November 30, 2004, was $438,513 compared to zero for the same period in 2003. The increase in other income was due to forgiveness of debt in the current quarter.

Interest expense for the three months ended November 30, 2004 and November 30, 2003, was $124,476 and $118,584, respectively.

Minority Interest for the three months ended November 30, 2004 and November 30, 2003, was $18,550 and $10,399, respectively

Extraordinary Income for the three months ended November 30, 2004, was $5,999,951 compared to zero for the same period in 2003. The increase was due to the extraordinary gain recognized in the purchase of certain assets and liabilities of Tomco Auto Products, Inc.

Minority Interest from extraordinary income for the three months ended November 30, 2004 and November 30, 2003, was $659,995 and zero, respectively

As a result of the foregoing, net income (losses) from continuing operations for the three months ended November 30, 2004 and 2003, were $4,708,112 and $(934,401), respectively.

SIX MONTHS ENDED NOVEMBER 30, 2004, COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2003.

Net revenues for the six-month period ended November 30, 2004 increased to $564,230 compared to $86,525 for the same 2003 period. The increase in net revenue was attributable to the revenues for TAP Holdings, LLC., which was not in existence in the same period last year.

Cost of revenues for the six-month period ended November 30, 2004 was $410,924 compared to $34,048 for the period ended November 30, 2003. The increase in direct costs was primarily attributable to TAP Holdings, LLC., which was not in existence in the same period last year.

Gross profit for the six months ended November 30, 2004 was $153,306 compared to $52,477 for the same period a year ago. The increase in the gross profit was related to TAP Holdings, LLC., which was not in existence in the same period last year.

Selling, General and Administrative expenses for the six months ended November 30, 2004, increased to $1,605,502 compared to $1,352,390 for the six months ended November 30, 2003. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase is primarily attributable to TAP Holdings, LLC., which was not in existence in the same period last year.

Research and development expenses for the six months ended November 30, 2004, was $90,000 compared to $60,000 for the six months ended November 30, 2003. The increase was the result of additional programmer costs incurred.

Depreciation and amortization expenses for the six months ended November 30, 2004, and November 30, 2003, were $281,504 and $282,290 respectively.

Other Income for the six months ended November 30, 2004, was $438,513 compared to zero for the same period in 2003. The increase in other income was due to forgiveness of debt in the current quarter.

Interest expense for the six months ended November 30, 2004 and November 30, 2003, was $221,621 and $295,636, respectively. The decrease was due to the conversion of convertible debt into shares of the Company’s common stock.

Minority Interest for the six months ended November 30, 2004 and November 30, 2003, was $31,889 and $21,099, respectively

Extraordinary Income for the six months ended November 30, 2004, was $5,999,951 compared to zero for the same period in 2003. The increase was due to the extraordinary gain recognized in the purchase of certain assets and liabilities of Tomco Auto Products, Inc.

Minority Interest from extraordinary income for the six months ended November 30, 2004 and November 30, 2003, was $659,995 and zero, respectively

As a result of the foregoing, net income (losses) from continuing operations for the six months ended November 30, 2004 and 2003, were $3,765,047 and $(1,916,740), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant and our cash requirements have been exceeding our cash flow from operations. At November 30, 2004, we had a working capital deficit of $3,329,000 compared to a working capital deficit of $9,354,394 at May 31, 2004. At November 30, 2004, we had a cash balance of approximately $8,849 and an available line of credit balance of approximately $108,000. Our current monthly operating costs without any interest or principal payments on debt, amortization of warrants and depreciation expense is approximately $200,000 per month. Although our purchase of certain assets and liabilities of Tomco Auto Products, Inc. is expected to provide cash flow in the future, we are still in desperate need for working capital. To date we have been funding our operations through the issuance of equity in private placement transactions with existing shareholders or persons with whom we have relationships, including affiliates of shareholders. There can be no assurance that we will be able to continue to raise required working capital in this manner.

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2004, which indicated a substantial doubt as to our ability to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs.

Net cash used in operating activities was ($1,644,758) for the six months ended November 30, 2004 compared to ($1,007,548) for the six months ended November 30, 2004. The increase of net cash used by operating activities during the 2004 period was primarily due to the Company’s expansion into Heuristics Technologies, Inc. and TAP Holdings, LLC.

Net cash used in investing activities for the six months ended November 30, 2004, was $655,746 as compared to zero for the six months ended November 30, 2003. The increase in net cash used by financing activities for the 2004 period was attributable to an increase in investment of subsidiary.

Net cash provided by financing activities for the six months ended November 30, 2004, was $2,171,837 as compared to $1,035,615 for the six months ended November 30, 2003. The increase in net cash provided by financing activities for the 2004 period was attributable to an increase in proceeds from the issuance of preferred stock and proceeds from short-term debt offset by a decrease in proceeds from the sale of common stock.

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. . In September, 2000, due to our inability to repay G.E. on the original terms, we restructured the loan through the first of several loan modifications. The most recent modification requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity in November, 2005. As of this date we do not have sufficient capital to repay this debt. As of November 30, 2004, we owed $3,946,517, which includes the principal, financing fees and unpaid interest. No assurance can be given that we will be able to repay the G.E. loan by the due date.

As of November 30, 2004, we still owed $785,417 in principal and interest to certain investors who purchased our convertible notes and warrants. We have recently held discussions with some of these investors and believe that some of these loans will be converted into equity. However, if the loans are not converted, we do not have the funds to repay these loans. Since these loans were secured by a lien on our assets, a demand for the repayment of these loans may cause the foreclosure of some of our assets, which would affect our operations and the value of our remaining assets.

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

In fiscal quarter ended November 30, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 50 shares of preferred stock for gross proceeds of $50,000. We also issued 10,000 of our common stock purchase warrants with an exercise price of $2.50 and an additional 15,000 with an exercise price of $3.50. All common stock purchase warrants have an exercise life of 5 years and there was no beneficial conversion recognized in conjunction with this transaction.

In the fiscal quarter ended November 30, 2004, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 456,206 shares of the Company’s Common Stock for gross proceeds of $490,000. In addition the Company issued 235,263 5 year Common Stock purchase warrants with exercise prices ranging from $2.00 to $3.00.

In the fiscal quarter ended November 30, 2004 shareholders exercised 279,862 Common Stock purchase warrants and the Company received gross proceeds of $188,615.

Recently HTI began marketing its products in the employee benefit and, healthcare industries. We anticipate that these products will commence generating revenues during this calendar year however, no assurance can be given that HTI will be able to establish its operations in a manner that will generate revenues this year, or ever, or if it does generate revenues, that such revenues will be significant.

We fully expect that with the acquisition of certain assets of Tomco and various activities by HTI we will be profitable in the 4th quarter of fiscal year ending May 31, 2005. We also believe that in this period we will generate enough funds to manage our cash flow. However, there can be no assurance that we will either be profitable or generate enough cash flow to fund our operations. We are also obligated to fund the operations of TAP and HTI.

We currently have no consistent source of revenues and income and have no established banking arrangements that could fully fund our operations. Accordingly, we are dependent upon the sales of debt or equity securities until we generate sufficient revenues from existing or future operations or from the sale of assets. In the event that we are unable to raise additional capital, we will have to significantly reduce our operations, reduce our operating costs through a headcount reduction and a reduction of outside professional services, or terminate our operations. Since we have a negative net worth of over $2.5 million, if we cease operations, our stockholders would lose their entire investment in this company.

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

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2003 and 2004, we had net sales of only $267,576 and $80,616, respectively. During the last fiscal quarter ended November 30, 2004, our revenues were $549,466.

We have incurred losses since our inception. For the last two fiscal years ended May 31, 2003 and 2004, we sustained net losses of $4,048,345 and $4,382,532 respectively. We had a stockholders’ deficiency of $7,085,761 as of May 31, 2004 which has been reduced to $1,328,157 as of November 30, 2004. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2004 and 2003, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. During the current fiscal year, we have continued to generate losses and will continue to incur losses for the foreseeable future.

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of November 30, 2004 we had outstanding current liabilities of $14,207,789, of which approximately $785,000 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to consider filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of November 30, 2004, Cash Tech had a working capital deficit of $3,329,000 due to continuing losses. On November 30, 2004, we had available cash of approximately $8,849 and approximately $108,000 in credit availability. Our capital requirements have been and will continue to be significant and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund development of the EMMA technology, our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. As of November 30, 2004, we also owe $3,946,517 to General Electric Capital Corporation. In 2000, we entered into the first of several loan modifications with G.E. Capital. The current modification will expire in November 2005, and we have no current plan or arrangement for repaying G.E. Capital its principal.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to various lenders, including equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997. As of November 30, 2004, we were indebted to General Electric Capital Corporation in the amount of approximately $3,946,517 including interest. The default by us on certain secured obligations could permit a secured creditor to foreclose on the assets securing the defaulted indebtedness. As a result of the existing liens and continuing losses, it is unlikely that we could obtain additional credit by securing our assets. Further, as a result of the security interests, creditors would be entitled to collect upon a sale of the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

Any additional financing that we may obtain may substantially dilute the interests of our stockholders.

To the extent that we obtain additional financing through the issuance of additional equity securities in the future, such issuance may involve substantial dilution to our then-existing stockholders.

The American Stock Exchange may delist our securities.

Our common stock is listed on American Stock Exchange. Since we began trading on the American Stock Exchange, the AMEX has granted us an exemption from its listing requirements in order for our common stock to be listed for trading as we are not, and have never been, in compliance with the AMEX’s criteria for continued listing. Our failure to meet these maintenance criteria may eventually result in the delisting of our common stock from the AMEX. In January, 2004 we provided AMEX with a plan to come into compliance with the continued listing requirements. Periodically AMEX requests updates to this plan to monitor our progress. Such an update is being submitted to AMEX before the end of February 2005. AMEX has the right not to accept our plan and de-list our stock, which would result in our common stock being moved to the OTC Bulletin Board. While we have been making substantial progress on our efforts to meet the AMEX listing criteria, if we have not satisfied these criteria by April, 2005, it is likely that AMEX will de-list our stock. In the event that our stock is de-listed we would be required to liquidate certain of our Preferred Stock. No assurance can be given that we will be able to come into compliance with the AMEX listing criteria or that our progress will continue to be satisfactory to the AMEX.

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

Additionally, the Board, in response to the passage of the Sarbanes-Oxley Act of 2002, among other actions, formed a Disclosure Committee comprised of various members of our management team. The Disclosure Committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures. Other than as described above, based on their evaluation as of November 30, 2004, there have been no changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to November 30, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shaw's Supermarkets has filed a lawsuit, captioned Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw's locations in New England on a free-placement basis since June, 1999 and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw's was claiming damages in excess of $100,000, for contract termination fees and reimbursements. As of May 31, 2004, we had accrued approximately $109,000 for this liability along with fees and expenses. Furthermore, we had significant claims against Shaw's for damages to the machines. In September, 2004, Shaw’s and Cash Technologies, Inc. agreed to settle this litigation with mutual, general releases and without any exchange of money. Therefore the accrued liability has been removed from our balance sheet in the current quarter.

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against us for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. As of May 31, 2004, we had an accrued liability of $138,000 for this lawsuit. We had filed a petition to vacate the judgment, but in December, 2004, KIS and Cash Technologies, Inc. agreed to a settlement in which we paid KIS $50,000. The balance of the accrued liability of $88,000 will be written off in the quarter ending February 28, 2005.

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

In 2001 we delivered stock certificates representing 700,000 shares to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. Thereafter the escrow agent, an attorney, passed away and we were never able to recover the certificates. In August, 2004 it came to our attention that a party was attempting to transfer 450,000 of the 700,000 shares. We immediately initiated a lawsuit in New York to prevent the transfer of the shares and have them retired. In December, 2004, we reached a tentative settlement in which the shares would be returned to us without any exchange of money, pending execution of final settlement documentation. We intend to similarly pursue the recovery of the remaining 250,000 shares, however in the event that we cannot achieve a satisfactory outcome in such effort, or in the event that the pending settlement is not consummated for any reason, some or all of these shares may be treated as outstanding and our Stockholders’ Deficiency line item would have to be adjusted to reflect such additional shares.

ITEM 2. CHANGE IN SECURITIES

In fiscal quarter ended November 30, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 50 shares of preferred stock for gross proceeds of $50,000. We also issued 10,000 of our common stock purchase warrants with an exercise price of $2.50 and an additional 15,000 with an exercise price of $3.50. All common stock purchase warrants have an exercise life of 5 years and there was no beneficial conversion recognized in conjunction with this transaction.

In the fiscal quarter ended November 30, 2004, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 456,206 shares of the Company’s Common Stock for gross proceeds of $490,000. In addition the Company issued 235,263 five year Common Stock purchase warrants with exercise prices ranging from $2.00 to $3.00.

In the fiscal quarter ended November 30, 2004 shareholders exercised 279,862 Common Stock purchase warrants and the Company received gross proceeds of $188,615.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. As a result of this offering, we issued notes in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants. The notes were originally convertible into our common stock at the conversion rate of $9.50 per share. The Series B Warrants were originally exercisable at a price of $13.00 per share. The notes were originally due and payable on July 31, 2001. The notes are secured by a first priority lien on all of our assets. As of November 30, 2004, we still owed $785,417 in principal and interest to the noteholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this fiscal year, there have not been any matters submitted for a vote from the security holders.

ITEM 5. OTHER INFORMATION

On September 28, 2004, we received a notice from the American Stock Exchange (“AMEX”) requesting an update to our previously submitted plan to come into compliance with AMEX’s continued listing requirements. As we previously disclosed, on October 20, 2003 AMEX advised us that we do not meet the continued listing standards. In response, we submitted a plan to AMEX with our plan for regaining compliance with the continued listing standards by April 20, 2005. Periodically AMEX requests updates to this plan to monitor our progress. Such an update is being submitted to AMEX before the end of February 2005. AMEX has the right not to accept our plan and de-list our stock, which would result in our common stock being moved to the OTC Bulletin Board. In the event that our stock is de-listed we would be required to liquidate certain of our Preferred Stock. While we have been making substantial progress on our efforts to meet the AMEX listing criteria, if we have not satisfied these criteria by April, 2005, it is likely that AMEX will de-list our stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K incorporated by reference filed on February 13, 2004

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB for the fiscal quarter ended November 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized the 19th day of January, 2005.

CASH TECHNOLOGIES, INC.

By: /S/ Bruce Korman
________________________________________
Bruce Korman
President and Chief Executive Officer

By: /S/ Edmund King
________________________________________
Edmund King
Chief Financial Officer

