Form 10QSB
period 2005-02-28
CASH TECHNOLOGIES INC
filed 2005-04-19
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

FOR NINE MONTH PERIOD ENDED FEBRUARY 28, 2005

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

On April 15, 2005, there were 16,967,181 shares of common stock, $ .01 par value per share, issued and outstanding.

CASH TECHNOLOGIES, INC.
FORM 10-QSB

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	FEBRUARY 28,	MAY 31,
	2005	2004
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,116,312	$20,951
Accounts receivable	2,178,417	2,383
Prepaid expenses and other current assets	221,566	4,000
Other receivable	28,035	28,035
Inventory (net)	9,075,501	—

Total Current Assets	12,619,831	55,369

CoinBank machines held for sale	638,283	675,439

PROPERTY AND EQUIPMENT (net)	33,613	30,104

CAPITALIZED SOFTWARE COSTS (Note 1)	1,026,242	1,446,068

OTHER ASSETS	1,247,657	93,822

TOTAL ASSETS	$15,565,626	$2,300,802

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 4)	$6,297,671	$4,676,797
Due to Officers and Directors (Note 4)	8,915	9,415
Convertible debt (Note 5)	513,349	751,566
Due to Shareholders (Note 5)	970,588	70,250
Accounts payable	2,542,536	1,210,382
Accrued liabilities	2,283,180	1,482,072
Dividend payable	36,661	1,209,281

Total Current Liabilities	12,652,900	9,409,763

Long-Term Notes Payable (Note 6)
Long-Term Convertible Debt (Note 6)	—	—

TOTAL LIABILITIES	12,652,900	9,409,763

COMMITMENTS & CONTINGENCIES (Note 2)	—	—

MINORITY INTEREST	617,498	(23,200)

STOCKHOLDERS' EQUITY (DEFICIENCY): (Note 3)

Cumulative Redeemable Preferred Stock	2,703,188	1,883,688

Common Stock	169,757	143,669

Additional Paid-In-Capital	35,715,083	30,292,720
Accumulated Deficit	(36,292,800)	(39,405,838)

Total stockholders' equity (deficiency)	2,295,228	(7,085,761)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$15,565,626	$2,300,802

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THREE MONTHS		FOR NINE MONTHS
	ENDED FEBRUARY 28,		ENDED FEBRUARY 28,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$3,112,013	$25,998	$3,676,243	$112,523
COST OF REVENUES	2,096,160	8,153	2,507,083	42,201

GROSS PROFIT	1,015,853	17,845	1,169,160	70,322

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	1,442,466	796,731	3,047,967	2,149,120
RESEARCH & DEVELOPMENT EXPENSE	45,000	30,000	135,000	90,000
DEPRECIATION & AMORTIZATION EXPENSE	140,558	140,854	422,062	423,145

OPERATING LOSS	(612,171)	(949,740)	(2,435,869)	(2,591,943)

INCOME FROM FORGIVENESS OF DEBT (Note 10)	(667,855)	—	(1,106,367)	—
INTEREST EXPENSE	(94,302)	130,128	127,320	425,764

INCOME (LOSS) BEFORE INCOME TAXES	149,986	(1,079,868)	(1,456,822)	(3,017,707)
INCOME TAXES	800	2,400	800	2,400

Minority Interest	$12,601	$(12,492)	$(19,298)	$(33,590)

Net Income (Loss) Before Extraordinary Gain	$136,585	$(1,069,776)	$(1,438,324)	$(2,986,517)

Extraordinary Gain	$—	$—	$5,999,951	$—

Minority Interest - Extraordinary Gain	$—	$—	$659,995	$—

* NET INCOME (LOSS) (Note 10)	$136,585	$(1,069,776)	$3,901,632	$(2,986,517)

Dividends & deemed dividends	$464,010	$132,300	$788,593	$602,863

Net income (loss) allocable to common
shareholders	$(327,425)	$(1,202,076)	$3,113,039	$(3,589,380)

Basic and diluted net loss per share before
extraordinary income	$(0.02)	$(0.12)	$(0.15)	$(0.35)

Basic and diluted net income per share for
extraordinary income	$—	—	$0.36	—

Basic and diluted net income (loss) per share	$(0.02)	$(0.12)	$0.21	$(0.35)

Basic and diluted weighted average
shares of common stock outstanding	14,673,109	10,172,309	14,673,109	10,172,309

* Note 10 - Without the income from forgiveness of debt, net income (loss) would have been:	$(531,270)		$2,795,265

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED FEBRUARY 28,
	2005	2004

OPERATING ACTIVITIES:
Net income (loss)	$3,901,632	$(2,986,517)
Adjustments to reconcile net loss to net cash used by
operating activities:

Extraordinary Gain	(5,999,951)	—
Minority interest	(9,302)	(33,591)
Amortization of capitalized software	419,826	419,826
Noncash compensation expense	—	270,663
Income on forgiveness of debt	(1,106,367)	—
Depreciation expense	2,237	3,319

Changes in operating assets and liabilities:

Account receivable	(151,943)	(897)
CoinBank machines held for sale	37,156	27,867
Prepaid expenses and other current assets	154,801	4,057
Inventory	(605,276)	—
Other assets	(235,605)	(23,634)
Accounts payable	439,212	(98,149)
Accrued interest	(2,920)	263,276
Accrued expenses and other current liabilities	291,144	420,537

Net cash used in operating activities	(2,865,356)	(1,733,243)

INVESTING ACTIVITIES:

Investment in subsidiary	(900,000)
Purchase of property and equipment	(5,746)	—

Net cash used in investing activities	(905,746)	—

FINANCING ACTIVITIES:

Proceeds from conversion of warrants	188,615	344,785
Proceeds from issuance of warrants	—	75,000
Proceeds from short-term debt	1,162,675	186,255
Proceeds from minority interest	10,000
Repayments on short-term debt	(339,490)	(235,000)
Proceeds on sale of preferred stock	832,000	—
Proceeds from sale of common stock	2,896,098	1,529,805

Net cash provided by financing activities	4,749,898	1,900,845

CHANGE IN CASH AND CASH EQUIVALENTS	978,796	167,602

Cash and Cash Equivalents, Beginning of Period	137,516	1,874

Cash and Cash Equivalents, End of Period	$1,116,312	$169,476

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid with cash	$289,940	$200,769

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion of preferred stock into common stock	$12,500	$—
Conversion of convertible debt into common stock	$200,024	$3,606,695
Issuance of common stock for services performed	$180,000	$270,663
Dividends declared on preferred stock	$168,058	$252,087
Dividends paid on preferred stock with common stock	$1,340,677	$27,000
Deemed dividend on warrants issued	$620,535	$350,776
Conversion of shareholder warrants	$188,615	$344,785

Total assets purchased	$10,798,988	$—
Total liabilities assumed	$2,299,037	$—
Net assets purchased	$8,499,951	$—
Bank debt assumed	$(1,600,000)	$—
Loan assumed	$(250,000)	$—
Cash paid as investment in subsidiary	$(650,000)	$—
Extraordinary gain	$5,999,951	$—

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

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 28, 2005 and the results of operation and cash flows for the three and nine month periods ended February 28, 2005 and February 29, 2004. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2004, filed with the SEC. The results of operations for the three and nine months period ended February 28, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

Technological feasibility was achieved in September of 1999, and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $45,000 for the three month period ended February 28, 2005.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software to five years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended February 28, 2005, we amortized an additional $139,942 of capitalized software.

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

With respect to the technological feasibility using the detail program design approach, there were two primary issues, which can be classified as “high risk development issues” that needed to be resolved as evidence that technological feasibility had been established under paragraph 4(a)(3) of SFAS 86.

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

NOTE 2. COMMITMENTS AND CONTINGENCIES

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against us for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. As of May 31, 2004, we had an accrued liability of $138,000 for this lawsuit. We had filed a petition to vacate the judgment, but in December, 2004, KIS and Cash Technologies, Inc. agreed to a settlement in which we paid KIS $50,000. The balance of the accrued liability of approximately $92,752 has been written off in the quarter ending February 28, 2005.

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

In 2001 we delivered stock certificates representing 700,000 shares to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. Thereafter the escrow agent, an attorney, passed away and we were never able to recover the certificates. In August, 2004 it came to our attention that a party was attempting to transfer 450,000 of the 700,000 shares. We immediately initiated a lawsuit in New York to prevent the transfer of the shares and have them retired. In December, 2004, we reached a tentative settlement in which the shares would be returned to us without any exchange of money, pending execution of final settlement documentation. We intend to similarly pursue the recovery of the remaining 250,000 shares, however in the event that we cannot achieve a satisfactory outcome in such effort, or in the event that the pending settlement is not consummated for any reason, some or all of these shares may be treated as outstanding and our Stockholders’ Equity line item would have to be adjusted to reflect such additional shares.

NOTE 3: STOCKHOLDERS EQUITY

In the fiscal quarter ended February 28, 2005, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1,398,216 shares of the Company’s Common Stock for gross proceeds of $1,506,100. In addition the Company issued 816,675 5 year Common Stock purchase warrants with exercise prices ranging from $2.00 to $5.00.

In the fiscal quarter ended February 28, 2005 the Company issued 150,000 shares of the Company’s Common Stock to an employee and a contractor in lieu of cash payment for gross proceeds of $180,000 for services rendered.

In the fiscal quarter ended February 28, 2005, 2 noteholders representing $200,027 of principal and interest converted their notes into 90,440 shares of our common stock.

In the fiscal quarter ended February 28, 2005, the Company declared issuance of dividends to all series of preferred stock outstanding as of the November 30, 2004 record date. The Company will be paying $1,340,678 in dividends accrued via issuing 213,678 shares of the Company’s common stock as well as 24,049 warrants at a $12.00 exercise price.

Stockholders’ Equity is based on 16,967,181 and 12,950,746 shares of common stock being outstanding as of February 28, 2005 and February 28, 2004, respectively. In the event that up to the remaining 250,000 shares, issued in 2001 as collateral for a loan that was not obtained (See Note 2) are determined to be outstanding, the Stockholders’ Equity line item would have to be adjusted to reflect such additional shares.

NOTE 4: RELATED PARTY TRANSACTIONS

As of February 28, 2005, we have outstanding short-term loans of an aggregate principal amount of $8,915 from Bruce Korman (and related parties) who is this company’s Chief Executive Officer and Chairman of the Board of Directors. The loans are short term interest bearing loans and are payable upon demand. Furthermore, as of February 28, 2005, we were in arrears of $315,462 for the salary to Mr. Korman and we owed $13,160 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

NOTE 5: SHORT-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. In September, 2000, due to our inability to repay G.E. on the original terms, we restructured the loan through the first of several loan modifications. The most recent modification, which shall expire in November 2005, requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity. As of February 28, 2005, we owed $3,711,994, which includes the principal, financing fees and unpaid interest.

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the secured convertible debt to the noteholders. The proposed terms included reducing the conversion price of the notes to $2.50 per share and the exercise price of the warrants to $0.65. As of February 28, 2005, we still owed $513,349 in principal and interest to the seven remaining noteholders.

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

In May 2003 we completed a private placement offering with one of our stockholders consisting of convertible notes and warrants. The offering consisted of an unsecured convertible promissory note in the principal amount of $20,750, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 30,000 shares of common stock. The note is convertible into our common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at $0.65 per share. We also reduced the exercise price of 45,000 Series B warrants owned by the stockholder from $4.50 to $0.65 per share which were converted immediately for gross proceeds to us of $29,250. The note is due and payable on May 8, 2008.

We obtained loans of $68,000 in the fiscal year ended May 31, 2002, $342,700 during the fiscal year ended May 31, 2003 and $400,000 during the quarter ended November 30, 2004 from Bruce Korman who is our Chief Executive Officer and Chairman of our Board of Directors. The loans were short-term loans and as of February 28, 2005 $8,915 is outstanding and currently payable to Mr. Korman.

The Company’s subsidiary TAP Holdings, LLC which owns and operates Tomco auto products has an asset based equity line with a revolving credit line which was partially used for the acquisition of Tomco Auto Products and for operating cashflow. On February 28, 2005 the balance for the above mentioned equity line was approximately $1,925,743. The equity line is based upon the inventory and receivables of the Company.

NOTE 6: LONG-TERM DEBT

NONE

NOTE 7: STOCK BASED COMPENSATION

All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123 and SFAS 148, our net loss and loss per share for the three and six month periods ended February 28, 2005 and February 29, 2004, would have been increased to the pro forma amounts presented below:

	FOR THREE MONTHS		FOR NINE MONTHS
	ENDED FEBRUARY 28,		ENDED FEBRUARY 28,
	2005	2004	2005	2004

Net Income (Loss)
As Reported	(327,425)	(1,202,076)	3,113,039	(3,589,380)
Pro Forma	(1,377,067)	(1,876,811)	2,063,397	(4,264,115)

Basic and Diluted Income (loss) Per Common Share
As Reported	(0.02)	(0.12)	0.21	(0.35)
Pro Forma	(0.09)	(0.18)	0.14	(0.42)

For the nine month period ended February 28, 2005, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2000-2005, expected life of the option is 5 years, expected volatility of 37.01%, risk free interest rate of 4.00% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.73 per option.

For the nine month period ended February 29, 2004, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1999-2004, expected life of the option is 5 years, expected volatility of 36.35%, risk free interest rate of 2.98% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.87 per option.

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

Information on our business segments for the:

	Three months ended		Nine months ended
	February 28,		February 28,

Net revenues:	2005	2004	2005	2004
CoinBank machines	37,840	998	61,662	47,523
EMMA	—	25,000	—	65,000
Heuristic	834	—	834	—
Tomco	3,073,339	—	3,613,747
Unallocated	—	—	—	—
	3,112,013	25,998	3,676,243	112,523

Interest expense:
CoinBank machines	—	2,336	4,761	7,008
EMMA	—	—	—	—
Heuristic	—	—	—	—
Tomco	95,215		119,443	—
Unallocated	(189,517)	127,792	3,206	418,756
	(94,302)	130,128	127,320	425,764

Depreciation & Amortization:
CoinBank machines	—	—	—	—
EMMA	139,942	139,942	419,826	419,826
Heuristic	—	—	—	—
Tomco	—	—	—	—
Unallocated	616	912	2,236	3,319
	140,558	140,854	422,062	423,145

Segment Income (loss):
CoinBank machines	87,333	(153,936)	55,265	(400,638)
EMMA	—	—	—	—
Heuristic	(195,173)	—	(369,392)	—
Tomco	132,997	—	29,462	—
Unallocated	111,428	(915,840)	4,186,297	(2,585,879)
	136,585	(1,069,776)	3,901,632	(2,986,517)

Net identifiable assets:
CoinBank machines	791,584	834,223	791,584	834,223
EMMA	1,026,242	1,586,010	1,026,242	1,586,010
Heuristic	—	—	—	—
Tomco	11,915,297	—	11,915,297	—
Unallocated	1,832,503	319,445	1,832,503	319,445
	15,565,626	2,739,678	15,565,626	2,739,678

NOTE 9: MINORITY INTEREST

The Company owns a subsidiary named CT Holdings, LLC of which shareholders own 13.65% and the Company owns 86.35%. These shareholders have contributed $443,000 and the proceeds have been used to further develop EMMA-related products for CT Holdings, LLC as well as for working capital for CT Holdings, LLC and Cash Technologies, Inc. During the quarter ended February 28, 2005 the Company has allocated $3,825 of losses in CT Holdings, LLC to minority interest.

In November 2004, the Company formed a subsidiary TAP Holdings, LLC to purchase and operate certain assets of Tomco Auto Products, Inc. The Company owns 89% of TAP Holdings; other shareholders own the remaining 11%. During the quarter ended February 28, 2005, the Company has allocated $16,426 of net income in TAP Holdings, LLC, to minority interest.

NOTE 10: INCOME FROM FORGIVESS OF DEBT

During the nine month period ended February 28, 2005, the Company had income from forgiveness of debt of $1,106,367. Majority of the income of $535,416 was due to an agreement the Company reached with a vendor of CoinBank Automated Systems, a wholly owned subsidiary of the Company. Pursuant to the agreement the Company agrees to certain future price adjustments. Income from forgiveness of debt also includes $92,752 in connection with the KIS settlement (See Note 2), $108,941 in connection with the Shaw’s lawsuit settlement as well as settlement on various other liabilities.

NOTE 11: SUBSEQUENT EVENTS

On April 19, 2005, the Company completed an investment transaction in which it issued 100 shares with a $1,000,000 value of Series H Preferred Stock in exchange for 15% of the common stock of CDHC Group, Inc., a startup company in the healthcare industry. CDHC Group, led by industry veterans, is a healthcare marketing company targeting consumers and providers who participate in consumer-driven and high deductible health plans. The Series H Preferred Stock shall be convertible to common stock at any time after the second anniversary following the close of the transaction, at the then current market price of the Company’s common stock with a floor of $1.00 per share and a ceiling of $3.00 per share. The Company will book this transaction as a long term asset.

On April 18, 2005, the Company agreed to pay 50 shares with a $500,000 value of Series I Preferred Stock to ClaimRemedi, Inc., a vendor of the Company’s Heuristic Technologies, Inc. subsidiary, in exchange for a discount not to exceed $1,000,000 on future transaction fees to be paid by Heuristic to ClaimRemedi under the existing license agreement between the two companies. The Series I Preferred Stock shall be convertible to common stock at any time at the then current market price of the Company’s common stock, with a floor of $1.00 per share and a ceiling of $3.00 per share, but has agreed not to sell any such common stock until after the earlier of Heuristic achieving 5,000,000 transactions per quarter for 4 consecutive quarters or an aggregate of 25,000,000 transactions under the license agreement. In the event that Heuristic never achieves the transaction benchmarks prior to the termination of the license agreement, ClaimRemedi shall return the securities to the Company or repay the value thereof. The Company will book this transaction as a prepaid asset.

On April 18, 2005, TAP Holdings, LLC, a majority owned subsidiary of the Company reached a settlement agreement with N.A. Williams Co., Inc. a vendor of TAP Holdings. Pursuant to the settlement agreement the Company will issue 156,000 5-year common stock purchase warrants with an exercise price of $0.01 in lieu of $280,935 owed to N.A. Williams & Co.

Subsequent to February 28, 2005, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 513,768 shares of the Company’s Common Stock for gross proceeds of $545,110. In addition the Company issued 326,000 5 year Common Stock purchase warrants with exercise prices ranging from $2.00 to $5.00.

On April 18, 2005, a shareholder of the Company agreed to convert an outstanding short term loan in the amount of $100,000 into equity. Pursuant to the terms of the conversion agreement the Company will issue 95,238 shares of the Company’s Common Stock and 50,000 5 year Common Stock purchase warrants with exercise prices of $2.00 per share.

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

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to “we,” “our” or “Cash Tech” refers to Cash Technologies, Inc., and its wholly-owned subsidiaries, National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, a subsidiary that was organized in, and operates in, Salzburg, Austria, and Cintelia Systems Inc., a Delaware corporation. In June, 2002 we formed another subsidiary CT Holdings, LLC., a Delaware limited liability company of which we currently own 86.35%. In May, 2004, we formed Heuristic Technologies, Inc., a Delaware corporation, to develop and market products for the employee benefits and healthcare industries. In October 2004, we formed TAP Holdings, LLC., a California limited liability company of which we currently own 89% to acquire and operate the assets of Tomco Auto Products, Inc. Unless the context otherwise requires, references herein to “we” or “us” refers to Cash Technologies, Inc., and its wholly-owned and majority owned subsidiaries.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2005 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 2004.

Net revenues for the three-month period ended February 28, 2005 increased to $3,112,013 compared to $25,998 for the same 2004 period. The increase in net revenue was directly attributable to the sale of carburetors by Tomco, which was not in existence in the same period last year.

Cost of revenues for the three-month period ended February 28, 2005 was $2,096,160 compared to $8,153 for the quarter ended February 29, 2004. The increase in direct costs was primarily attributable to cost of raw materials in the manufacturing of carburetors and direct labor incurred by Tomco, which was not in existence in the same period last year.

Gross profit for the three months ended February 28, 2005 was $1,015,853 compared to $17,845 for the same period a year ago. The increase in gross profit was related to TAP Holdings, LLC., which was not in existence in the same period last year.

Selling, General and Administrative expenses for the three months ended February 28, 2005, increased to $1,442,466 compared to $796,731 for the three months ended February 29, 2004. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The primary increase is attributable to TAP Holdings, LLC., which was not in existence in the same period last year.

Research and development expenses for the three months ended February 28, 2005, was $45,000 compared to $30,000 for the three months ended February 29, 2004. The increase was the result of additional programmer costs incurred.

Depreciation and amortization expenses for the three months ended February 28, 2005, and February 29, 2004, were $140,558 and $140,854, respectively.

Income from Forgiveness of debt for the first three months ended February 28, 2005, was $667,855 compared to zero for the same period in 2004. The increase was due to various settlements with vendors of the Company and its subsidiaries (See Note 10).

Interest expense for the three months ended February 28, 2005 and February 29, 2004, was $(94,032) and $127,320, respectively. The difference was due to an adjustment in the interest accrued for GE Capital and convertible debt.

Minority Interest for the three months ended February 28, 2005 and February 29, 2004, was $12,601 and $(12,492), respectively

As a result of the foregoing, net income (losses) from continuing operations for the three months ended February 28, 2005 and 2003, were $136,585 and $(1,069,776), respectively.

NINE MONTHS ENDED FEBRUARY 28, 2005, COMPARED TO THE NINE MONTHS ENDED FEBRUARY 29, 2004.

Net revenues for the nine-month period ended February 28, 2005 increased to $3,676,243 compared to $112,523 for the same 2004 period. The increase in net revenue was attributable to the revenues for TAP Holdings, LLC., which was not in existence in the same period last year.

Cost of revenues for the nine-month period ended February 28, 2005 was $2,507,083 compared to $42,201 for the period ended February 29, 2004. The increase in direct costs was primarily attributable to TAP Holdings, LLC., which was not in existence in the same period last year.

Gross profit for the nine months ended February 28, 2005 was $1,169,160 compared to $70,322 for the same period a year ago. The increase in the gross profit was related to TAP Holdings, LLC., which was not in existence in the same period last year.

Selling, General and Administrative expenses for the nine months ended February 28, 2005, increased to $3,047,967 compared to $2,149,120 for the nine months ended February 29, 2004. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase is primarily attributable to TAP Holdings, LLC., which was not in existence in the same period last year.

Research and development expenses for the nine months ended February 28, 2005, was $135,000 compared to $90,000 for the nine months ended February 29, 2004. The increase was the result of additional programmer costs incurred.

Depreciation and amortization expenses for the nine months ended February 28, 2005, and February 29, 2004, were $422,062 and $423,145 respectively.

Income from Forgiveness of debt for the nine months ended February 28, 2005, was $1,106,367 compared to zero for the same period in 2004. The increase was due to settlements with various vendors of the Company and its subsidiaries  (See note 10).

Interest expense for the nine months ended February 28, 2005 and February 29, 2004, was $127,320 and $425,764, respectively. The decrease was due to the conversion of convertible debt into shares of the Company’s common stock and an adjustment in the interest accrued for GE Capital and convertible debt.

Minority Interest for the nine months ended February 28, 2005 and February 29, 2004, was $19,828 and $33,590, respectively

Extraordinary Income for the nine months ended February 28, 2005, was $5,999,951 compared to zero for the same period in 2004. The increase was due to the extraordinary gain recognized in the purchase of certain assets and liabilities of Tomco Auto Products, Inc.

Minority Interest from extraordinary income for the nine months ended February 28, 2005 and February 29, 2004, was $659,995 and zero, respectively. The increase was due to the extraordinary gain recognized in the purchase of certain assets and liabilities of Tomco Auto Products, Inc.

As a result of the foregoing, net income (losses) from continuing operations for the nine months ended February 28, 2005 and 2004, were $3,901,632 and $(2,986,517), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant and our cash requirements have been exceeding our cash flow from operations. At February 28, 2005, we had a working capital deficit of $33,069 compared to a working capital deficit of $9,354,394 at May 31, 2004. At February 28, 2005, we had a cash balance of approximately $1,116,312. Although our purchase of certain assets and liabilities of Tomco Auto Products, Inc. is expected to provide cash flow in the future, we are still in need of working capital. To date we have been funding our operations through the issuance of equity in private placement transactions with existing shareholders or persons with whom we have relationships, including affiliates of shareholders. There can be no assurance that we will be able to continue to raise required working capital in this manner.

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2004, which indicated a substantial doubt as to our ability to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs.

Net cash used in operating activities was ($2,865,356) for the nine months ended February 28, 2005 compared to ($1,733,243) for the nine months ended February 29, 2004. The increase of net cash used by operating activities during the 2005 period was primarily due to the Company’s expansion into Heuristics Technologies, Inc. and TAP Holdings, LLC.

Net cash used in investing activities for the nine months ended February 28, 2005, was $905,746 as compared to zero for the nine months ended February 29, 2004. The increase in net cash used by financing activities for the 2005 period was attributable to an increase in investment in subsidiary.

Net cash provided by financing activities for the nine months ended February 28, 2005, was $4,749,898 as compared to $1,900,845 for the nine months ended February 29, 2004. The increase in net cash provided by financing activities for the 2005 period was attributable to an increase in proceeds from the issuance of preferred stock, proceeds from short-term debt and an increase in proceeds from the sale of common stock.

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. In September, 2000, due to our inability to repay G.E. on the original terms, we restructured the loan through the first of several loan modifications. The most recent modification requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity in November, 2005. As of this date we do not have sufficient capital to repay this debt. As of February 28, 2005, we owed $3,711,994, which includes the principal, financing fees and unpaid interest. No assurance can be given that we will be able to repay the G.E. loan by the due date.

As of February 28, 2005, we still owed $513,349 in principal and interest to certain investors who purchased our convertible notes and warrants. We continue to hold discussions with some of these investors and believe that some of these loans will be converted into equity. However, if the loans are not converted, we do not have the funds to repay these loans. Since these loans were secured by a lien on our assets, a demand for the repayment of these loans may cause the foreclosure of some of our assets, which would affect our operations and the value of our remaining assets.

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

In the fiscal quarter ended February 28, 2005, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1,398,216 shares of the Company’s Common Stock for gross proceeds of $1,506,100. In addition the Company issued 816,675 5 year Common Stock purchase warrants with exercise prices ranging from $2.00 to $5.00.

In the fiscal quarter ended February 28, 2005 the Company issued 150,000 shares of the Company’s Common Stock to an employee and a contractor in lieu of cash payment for gross proceeds of $180,000 for services rendered.

In the fiscal quarter ended February 28, 2005, 2 noteholders representing $200,027 of principal and interest converted their notes into 90,440 shares of our common stock.

In the fiscal quarter ended February 28, 2005, the Company declared issuance of dividends to all series of preferred stock outstanding as of the November 30, 2004 record date. The Company will be paying $1,340,678 in dividends accrued via issuing 213,678 shares of the Company’s common stock as well as 24,049 warrants at a $12.00 exercise price.

Recently, HTI began marketing its products in the employee benefit and, healthcare industries. Based on agreements that HTI has recently signed and on the results of its on-going marketing efforts, we currently anticipate that HTI will commence generating revenues during this calendar year. However, the amount and timing of revenues generated from those agreements, and from other agreements that HTI is currently considering, is uncertain. While we believe that HTI is now positioned to commercially exploit its technologies and products, no assurance can be given that HTI will, in fact, be able to generate revenues this year, or ever, or if it does generate revenues, that such revenues will be significant.

We expect that the extraordinary gain we recognized as a result of the acquisition of certain assets of Tomco Automotive Products by our majority-owned subsidiary will result in this company generating net income for the fiscal year ending May 31, 2005. While we expect to be profitable for the fiscal year, we will continue to have negative cash flow from our operations until we commence generating significant revenues from our other operations, including in particular the operations of our HTI subsidiary. We believe that we currently have sufficient financial resources to fund our expected operations through the end of the current fiscal year on May 31, 2005. However, unless we are able to generate additional revenues in the near future from our Tomco operations, from HTI, and/or our other operations, we will not generate enough cash flow to fund our anticipated level of future operations. Our operating expenses also have increased significantly due to the operations of TAP and HTI.

Through our TAP subsidiary, we acquired the Tomco Automotive Products business and assets in November 2004. To date, those operations have not generated any cash flow that has been able to be distributed to Cash Technologies, nor has TAP generated net income. However, we have recently commenced reorganizing certain of the operations of TAP and have implemented new cost reduction procedures that we expect will, in the near future, enable TAP to become profitable and to generated cash from operations. In addition, we currently plan to relocate a portion of our TAP automotive parts assembly operations to a lower cost manufacturing location, which relocation is expected to significantly reduce our operating costs later this year.

During the past few months, HTI completed all of its licensing, banking and other arrangements necessary to launch its products. In addition, HTI has recently signed certain agreements for its products, which agreements are expected to generated revenues in the near future. However, since these products are new and HTI has no history of operations, the amount of revenues, and the timing of such revenues, is unknown. Accordingly, while we are hopeful that HTI’s operations will commence generating significant cash flow, the operation of HTI are highly uncertain and speculative.

Other than the $2,500,000 revolving working capital credit line available to TAP, we currently have no established banking arrangements to fund our operations. The TAP credit line can, however, only be used to fund the operation of that subsidiary and is not available to our other operations. Accordingly, we will continue to be dependent upon the sales of debt or equity securities until we generate sufficient revenues from existing or future operations or from the sale of assets. In the event that we are unable to raise additional capital, we will have to significantly reduce our operations, reduce our operating costs through a headcount reduction and a reduction of outside professional services, or terminate our operations.

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

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2003 and 2004, we had net sales of only $267,576 and $80,616, respectively. During the last fiscal quarter ended February 28, 2005, our revenues were $3,112,013.

We have incurred losses since our inception. For the last two fiscal years ended May 31, 2003 and 2004, we sustained net losses of $4,048,345 and $4,382,532 respectively. We had a stockholders’ deficiency of $(7,085,761) as of May 31, 2004 which has been reduced and we have stockholders’ equity of $2,295,228 as of February 28, 2005. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2004 and 2003, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. During the current fiscal year, we have continued to generate losses and will continue to incur losses for the foreseeable future.

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of February 28, 2005 we had outstanding current liabilities of $12,652,900, of which approximately $513,349 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to consider filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of February 28, 2005, Cash Tech had a working capital deficit of $33,069 due to continuing losses. On February 28, 2005, we had available cash of approximately $1,116,312. Our capital requirements have been and will continue to be significant and our cash requirements have exceeded cash flow from operations since inception. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund development of the EMMA technology, our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. As of February 28, 2005, we also owe $3,711,994 to General Electric Capital Corporation. In 2000, we entered into the first of several loan modifications with G.E. Capital. The current modification will expire in November 2005, and we have no current plan or arrangement for repaying G.E. Capital its principal.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to various lenders, including equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997. As of February 28, 2005, we were indebted to General Electric Capital Corporation in the amount of approximately $3,711,994 including interest. The default by us on certain secured obligations could permit a secured creditor to foreclose on the assets securing the defaulted indebtedness. As a result of the existing liens and continuing losses, it is unlikely that we could obtain additional credit by securing our assets. Further, as a result of the security interests, creditors would be entitled to collect upon a sale of the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

Any additional financing that we may obtain may substantially dilute the interests of our stockholders.

To the extent that we obtain additional financing through the issuance of additional equity securities in the future, such issuance may involve substantial dilution to our then-existing stockholders.

The American Stock Exchange may delist our securities.

Our common stock is listed on American Stock Exchange. Since we began trading on the American Stock Exchange, the AMEX has granted us an exemption from its listing requirements in order for our common stock to be listed for trading as we are not, and have never been, in compliance with the AMEX’s criteria for continued listing. Our failure to meet these maintenance criteria may eventually result in the delisting of our common stock from the AMEX. In January, 2004 we provided AMEX with a plan to come into compliance with the continued listing requirements by April 20, 2005. AMEX has the right not to accept our plan and de-list our stock, which would result in our common stock being moved to the OTC Bulletin Board. If we have not satisfied the AMEX continued listing criteria by April 20, 2005, it is likely that AMEX will de-list our stock. In the event that our stock is de-listed we would be required to liquidate certain of our Preferred Stock. Although we fully expect to be in compliance by the required date, no assurance can be given that we will be able to do so or that our progress will continue to be satisfactory to the AMEX.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the fiscal quarter ended February 28, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them.

Changes in Internal Controls:

The Board of Directors adopted, effective, August 25, 2003 a Code of Ethics for its Chief Executive Officer and Chief Financial Officer, as well as a Code of Ethics for its employees. These Codes are intended to ensure compliance with rules and regulations, promote honest and ethical behavior and to prevent wrongdoing.

Additionally, the Board, in response to the passage of the Sarbanes-Oxley Act of 2002, among other actions, formed a Disclosure Committee comprised of various members of our management team. The Disclosure Committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures. Other than as described above, based on their evaluation as of February 28, 2005, there have been no changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to February 28, 2005.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. (“KIS”), had obtained a judgment against us for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. As of May 31, 2004, we had an accrued liability of $138,000 for this lawsuit. We had filed a petition to vacate the judgment, but in December, 2004, KIS and Cash Technologies, Inc. agreed to a settlement in which we paid KIS $50,000. The balance of the accrued liability of $92,752 has been written off in the quarter ending February 28, 2005.

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

In 2001 we delivered stock certificates representing 700,000 shares to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. Thereafter the escrow agent, an attorney, passed away and we were never able to recover the certificates. In August, 2004 it came to our attention that a party was attempting to transfer 450,000 of the 700,000 shares. We immediately initiated a lawsuit in New York to prevent the transfer of the shares and have them retired. In December, 2004, we reached a tentative settlement in which the shares would be returned to us without any exchange of money, pending execution of final settlement documentation. We intend to similarly pursue the recovery of the remaining 250,000 shares, however in the event that we cannot achieve a satisfactory outcome in such effort, or in the event that the pending settlement is not consummated for any reason, some or all of these shares may be treated as outstanding and our Stockholders’ Equity line item would have to be adjusted to reflect such additional shares.

ITEM 2. CHANGE IN SECURITIES

In the fiscal quarter ended February 28, 2005, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1,398,216 shares of the Company’s Common Stock for gross proceeds of $1,506,100. In addition the Company issued 816,675 5 year Common Stock purchase warrants with exercise prices ranging from $2.00 to $5.00.

In the fiscal quarter ended February 28, 2005 the Company issued 150,000 shares of the Company’s Common Stock to an employee and a contractor in lieu of cash payment for gross proceeds of $180,000 for services rendered.

In the fiscal quarter ended February 28, 2005, 2 noteholders representing $200,027 of principal and interest converted their notes into 90,440 shares of our common stock.

In the fiscal quarter ended February 28, 2005, the Company declared issuance of dividends to all series of preferred stock outstanding as of the November 30, 2004 record date. The Company will be paying $1,340,678 in dividends accrued via issuing 213,678 shares of the Company’s common stock as well as 24,049 warrants at a $12.00 exercise price.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. As a result of this offering, we issued notes in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants. The notes were originally convertible into our common stock at the conversion rate of $9.50 per share. The Series B Warrants were originally exercisable at a price of $13.00 per share. The notes were originally due and payable on July 31, 2001. The notes are secured by a first priority lien on all of our assets. As of February 28, 2005, we still owed $513,349 in principal and interest to the noteholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this fiscal year, there have not been any matters submitted for a vote from the security holders.

ITEM 5. OTHER INFORMATION

On September 28, 2004, we received a notice from the American Stock Exchange (“AMEX”) requesting an update to our previously submitted plan to come into compliance with AMEX’s continued listing requirements. As we previously disclosed, on October 20, 2003 AMEX advised us that we do not meet the continued listing standards. In response, we submitted a plan to AMEX with our plan for regaining compliance with the continued listing standards by April 20, 2005. Periodically AMEX has requested updates to this plan to monitor our progress. AMEX has the right not to accept our plan and de-list our stock, which would result in our common stock being moved to the OTC Bulletin Board. In the event that our stock is de-listed we would be required to liquidate certain of our Preferred Stock. While we strongly believe we will meet the AMEX listing criteria, if we have not satisfied these criteria by April 20, 2005, it is likely that AMEX will de-list our stock.

On April 19, 2005, the Company completed an investment transaction in which it issued 100 shares of Series H Convertible Preferred Stock (stated value $1,000,000) in exchange for 15% of the common stock of CDHC Group, Inc., a startup company in the healthcare industry.  CDHC Group, led by industry veterans, is a healthcare marketing company targeting consumers and providers who participate in consumer-driven and high deductible health plans.  The Series H Preferred Stock shall be convertible to common stock at any time after the second anniversary following the close of the transaction, at the then current market price of the Company’s common stock with a floor of $1.00 per share and a ceiling of $3.00 per share. The issuance of the Series H Convertible Preferred Stock was not registered under the Securities Act of 1933, as amended (the “Act”), and the shares were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Act.

On April 18, 2005, the Company issued 50 shares value of Series I Preferred Stock (stated value of $500,000) to ClaimRemedi, Inc., a vendor of the Company’s Heuristic Technologies, Inc. subsidiary, in exchange for a discount on future transaction fees to be paid by Heuristic to ClaimRemedi under the existing license agreement between the two companies. The Series I Preferred Stock shall be convertible to common stock at any time at the then current market price of the Company’s common stock, with a floor of $1.00 per share and a ceiling of $3.00 per share, but has agreed not to sell any such common stock until after the earlier of Heuristic achieving 5,000,000 transactions per quarter for 4 consecutive quarters or an aggregate of 25,000,000 transactions under the license agreement. In the event that Heuristic never achieves the transaction benchmarks prior to the termination of the license agreement, ClaimRemedi shall return the securities to the Company or repay the value thereof. The issuance of the Series I Preferred Stock was not registered under the Securities Act of 1933, as amended (the “Act”), and the shares were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Act."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K incorporated by reference filed on February 13, 2004

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended February 28, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized the 19th day of April, 2005.

CASH TECHNOLOGIES, INC.

By: /S/ Bruce Korman
________________________________________
Bruce Korman
President and Chief Executive Officer

By: /S/ Edmund King
________________________________________
Edmund King
Chief Financial Officer