Form 10QSB/A
period 2004-11-30
CASH TECHNOLOGIES INC
filed 2005-05-27
CIK 1022964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                  FORM 10-QSB/A
                                   Amendment-1

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

                             CASH TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

                                                                                PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

           Consolidated Balance Sheet as of November 30, 2004 (unaudited) and
           May 31, 2004 ........................................................    4

           Consolidated Statements of Operations for the three and
           six-month periods ended November 30, 2004 and November 30,
           2003 (unaudited) ....................................................    5

           Consolidated Statements of Cash Flows for the three and
           six-month periods Ended November 30, 2004 and November 30,
           2003 (unaudited) ....................................................    6

           Notes to Consolidated Financial Statements for the three and six-month periods ended November 30, 2004 and November 30,
           2003 (unaudited) ....................................................    7

SIGNATURES .....................................................................   21

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

      This Amendment No. 1 on Form 10-QSB/A hereby amends the Form 10-QSB of Cash Technologies, Inc. (the "Company") for the quarter ended November 30, 2004, as originally filed with the Securities and Exchange Commission ("SEC") on January 19, 2005 (the "Original Filing"). This Amendment was required to correct
Note 10 to include pro forma financial statements for Tomco Auto Products. No changes have been made to financial statements or to any other notes from the original filing. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

PART I

ITEM 1. FINANCIAL STATEMENTS

                             CASH TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   NOVEMBER 30,       MAY 31,
                                                        2004           2004
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                          $      8,849    $     20,951
Accounts receivable                                   1,846,897           2,383
Prepaid expenses and other current assets               370,712           4,000
Other receivable                                         46,265          28,035
Inventory (net)                                       8,606,066              --
                                                   ------------    ------------

Total Current Assets                                 10,878,789          55,369

CoinBank machines held for sale                         661,505         675,439

PROPERTY AND EQUIPMENT (net)                             34,230          30,104

CAPITALIZED SOFTWARE COSTS  (Note 1)                  1,166,184       1,446,068

OTHER ASSETS                                            743,821          93,822
                                                   ------------    ------------

TOTAL ASSETS                                       $ 13,484,529    $  2,300,802
                                                   ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Current maturities of Notes Payable  (Note 4)      $  6,544,381    $  4,676,797
Due to Officers and Directors (Note 4)                  408,915           9,415
Convertible debt (Note 5)                               785,417         751,566
Due to Shareholders (Note 5)                            270,588          70,250
Accounts payable                                      2,653,183       1,210,382
Accrued liabilities                                   2,167,966       1,482,072
Dividend payable                                      1,377,339       1,209,281
                                                   ------------    ------------

Total Current Liabilities                            14,207,789       9,409,763

Long-Term Notes Payable  (Note 6)
Long-Term Convertible Debt  (Note 6)                         --              --
                                                   ------------    ------------

TOTAL LIABILITIES                                    14,207,789       9,409,763
                                                   ------------    ------------

COMMITMENTS & CONTINGENCIES (Note 2)                         --              --

MINORITY INTEREST                                       604,897         (23,200)
                                                   ------------    ------------

STOCKHOLDERS' DEFICIENCY:  (Note 3)

Cumulative Redeemable Preferred Stock                 2,703,188       1,883,688

Common Stock                                            151,232         143,669

Additional Paid-In-Capital                           31,782,797      30,292,720
Accumulated Deficit                                 (35,965,374)    (39,405,838)
                                                   ------------    ------------

Total stockholders' deficiency                       (1,328,157)     (7,085,761)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $ 13,484,529    $  2,300,802
                                                   ============    ============

                 See notes to consolidated financial statements

                             CASH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 FOR THREE MONTHS                    FOR SIX MONTHS
                                                                ENDED NOVEMBER 30,                 ENDED NOVEMBER 30,
                                                              2004             2003               2004             2003
                                                         ------------------------------      ------------------------------
                                                          (Unaudited)                         (Unaudited)
NET REVENUES                                             $    549,466      $     15,000      $    564,230      $     86,525
COST OF REVENUES                                              397,799             2,358           410,924            34,048
                                                         ------------------------------      ------------------------------

GROSS PROFIT (LOSS)                                           151,667            12,642           153,306            52,477

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE                    930,237           667,713         1,605,502         1,352,390
RESEARCH & DEVELOPMENT EXPENSE                                 45,000            30,000            90,000            60,000
DEPRECIATION & AMORTIZATION EXPENSE                           140,861           141,145           281,504           282,290
                                                         ------------------------------      ------------------------------

OPERATING LOSS                                               (964,431)         (826,216)       (1,823,700)       (1,642,203)

INCOME FROM FORGIVENESS OF DEBT                              (438,513)               --          (438,513)               --
INTEREST EXPENSE                                              124,476           118,584           221,621           295,636
                                                         ------------------------------      ------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                            (650,394)         (944,800)       (1,606,808)       (1,937,839)
INCOME TAXES                                                       --                --                --                --
                                                         ------------------------------      ------------------------------

Minority Interest                                        $    (18,550)     $    (10,399)     $    (31,899)     $    (21,099)
                                                         ------------      ------------      ------------      ------------

Net Income (Loss) Before Extraordinary Gain              $   (631,844)     $   (934,401)     $ (1,574,909)     $ (1,916,740)
                                                         ------------      ------------      ------------      ------------

Extraordinary Gain                                       $  5,999,951      $         --      $  5,999,951

Minority Interest - Extraordinary Gain                   $    659,995      $         --      $    659,995

NET INCOME (LOSS)                                        $  4,708,112      $   (934,401)     $  3,765,047      $ (1,916,740)
                                                         ==============================      ==============================

Dividends & deemed dividends                             $    240,554      $    111,141      $    324,583      $    302,555

Net loss allocable to common
shareholders                                             $  4,467,558      $ (1,045,542)     $  3,440,464      $ (2,219,295)

Basic and diluted net income (loss) per share before
extraordinary income                                     $      (0.04)     $      (0.10)     $      (0.10)     $      (0.22)

Basic and diluted net income (loss) per share for
extraordinary income                                     $       0.35                --      $       0.35                --

Basic and diluted net income (loss) per share            $       0.31      $      (0.12)     $       0.23      $      (0.25)

Basic and diluted weighted average
shares of common stock outstanding                         15,114,187         8,904,995        15,114,187         8,904,995
                                                         ==============================      ==============================

                 See notes to consolidated financial statements.

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE SIX MONTHS ENDED NOVEMBER 30,
                                                                      2004                  2003
                                                                 ------------          ------------
OPERATING ACTIVITIES:
Net loss                                                         $  3,765,047          $ (1,916,740)
Adjustments to reconcile net loss to net cash used by
operating activities:

Extraordinary Gain                                                 (5,999,951)                   --
Minority interest                                                     628,097               (21,099)
Amortization of capitalized software                                  279,885               279,884
Noncash compensation expense                                               --               258,209
Income on forgiveness of debt                                        (438,513)                   --
Depreciation expense                                                    1,620                 2,406

Changes in operating assets and liabilities:

Account receivable                                                    (22,913)                  101
CoinBank machines held for sale                                        13,934                27,867
Prepaid expenses and other current assets                               5,655                 4,057
Inventory                                                            (135,841)                   --
Other assets                                                               --                (3,240)
Accounts payable                                                      (43,785)             (217,590)
Accrued interest                                                      221,621               256,671
Accrued expenses and other current liabilities                         80,386               321,926
                                                                 ------------          ------------

Net cash used in operating activities                              (1,644,758)           (1,007,548)
                                                                 ------------          ------------

INVESTING ACTIVITIES:

Investment in subsidiary                                             (650,000)                   --
Purchase of property and equipment                                     (5,746)                   --
                                                                 ------------          ------------

Net cash provided by (used in) investing activities                  (655,746)                   --
                                                                 ------------          ------------

FINANCING ACTIVITIES:

Bank overdraft                                                             --                    --
Proceeds from conversion of warrants                                  188,615               235,910
Proceeds from short-term debt                                         889,916                    --
Proceeds from common stock of subsidiary                                   --                    --
Repayments on short-term debt                                        (228,694)                   --
Proceeds on sale of preferred stock                                   832,000
Proceeds from sale of common stock                                    490,000               799,705
                                                                 ------------          ------------

Net cash provided by financing activities                           2,171,837             1,035,615
                                                                 ------------          ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                  (128,667)               28,067

Cash and Cash Equivalents, Beginning of Period                        137,516                 1,874
                                                                 ------------          ------------

Cash and Cash Equivalents, End of Period                         $      8,849          $     29,941
                                                                 ============          ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Income taxes                                                $         --          $         --


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

     Conversion of preferred stock into common stock             $     12,500          $         --
     Conversion of convertible debt into common stock            $         --          $  3,606,695
     Issuance of common stock for services performed             $         --          $    317,474
     Dividends declared on preferred stock                       $    168,058          $    168,057
     Dividends paid on preferred stock with common stock         $         --          $     18,000
     Deemed dividend on warrants issued                          $    156,525          $    302,505
     Conversion of shareholder warrants                          $    188,615          $    235,910

     Total assets purchased                                      $ 10,798,988          $         --
     Total liabilities assumed                                   $  2,299,037          $         --
                                                                 ------------
     Net assets purchased                                        $  8,499,951          $         --
     Bank debt assumed                                           $ (1,600,000)         $         --
     Loan assumed                                                $   (250,000)         $         --
     Cash paid as investment in subsidiary                       $   (650,000)         $         --
                                                                 ------------
     Extrodinary gain                                            $  5,999,951          $         --
                                                                 ============

                 See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: GENERAL

GOING CONCERN:

      We have prepared the financial statements included in this Form 10-QSB/A assuming that we will continue as a going concern. Although we have raised additional capital since our initial public offering in July 1998, we have never generated sufficient revenue-producing activity to sustain our operations. Accordingly, we must raise significant capital to fund current operations and to repay existing debt. Our auditors have included an explanatory paragraph in their report for the year ended May 31, 2004, indicating there is substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

PRESENTATION OF INTERIM INFORMATION:

      In the opinion of the management of Cash Technologies, Inc. ("Cash Tech" or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2004 and the results of operation and cash flows for the three and six month periods ended November 30, 2004 and November 30, 2003. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

      The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB/A. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2004, filed with the SEC. The results of operations for the three and six months period ended November 30, 2004, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

      With respect to the technological feasibility using the detail program design approach, there were two primary issues, which can be classified as "high risk development issues" which needed to be resolved as evidence that technological feasibility had been established under paragraph 4(a)(3) of SFAS 86.

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

      The second high risk development issue was obtaining independent ATM certification for our new messaging architecture. In order to process EFT network transactions, the software being developed has to be certifiable by one of the major authorized EFT networks (such as Star, MAC, etc.) for interfacing with the global EFT network. We partnered with a third-party ATM software provider to assist in these efforts, instead of developing the software for this step ourselves. This significantly reduced our costs to complete this high risk development step because we were able to incorporate and modify the third party's software, which had been previously certified, and re-certify it rather than develop our own similar software from scratch. A per-transaction license fee will be paid by us to the third party when the system starts generating transactions, thereby further reducing development costs. Certification was obtained in August of 1999 and the EMMA software was then deemed feasible.

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

      Partnering  with  other  software  providers  and  licensing   third-party
software allowed us to reduce costs below original estimates during the high-risk technological feasibility phase using the "detail program design" approach. In contrast to the initial high-risk development effort, the subsequent coding required more resources and time than expected. As a result, the costs to establish feasibility (approximately $278,000) were substantially lower than the subsequent cost (approximately $2,770,000) incurred to make the product available for general release to customers. It is also important to observe that this category of transaction software is rare in the marketplace and doesn't follow the typical pattern of development of the vast majority of consumer and office software, wherein most development dollars are expended early in technological feasibility phase using a working model.

      Our offered products such as ATM-X and POS-X were originally contemplated in the detailed program design established prior to September 1999. We have given trade names such as ATM-X and POS-X (referring to whether EMMA would be running an ATM or at a retail point of sale) to help market the uses of EMMA.

      In addition, management has identified potential uses for EMMA not originally contemplated. These new uses were created after January 2002 and the costs associated with these new uses, as reflected in our filings, have been treated as general and administrative expenses and not capitalized. Certain of these potential uses have been given trade names such as PrISM (PrISM uses EMMA's fraud detection to control access to a physical location). Any programming that has been done for such products (primarily for demos, creating use-specific screens and interfacing to third-party products) were included in General and Administrative expenses and were minimal. In future filings, similar costs will be charged to Research and Development Expense.

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

NOTE 2. COMMITMENTS AND CONTINGENCIES

      Shaw's Supermarkets has filed a lawsuit, captioned Shaw's Supermarkets, Inc. v. Cash Technologies, Inc., CoinBank Automated Systems Inc. (United States District Court, District of Massachusetts), against us claiming breach of contract and damages. We operated CoinBank machines in Shaw's locations in New England on a free-placement basis since June, 1999 and had been negotiating a settlement and termination agreement with Shaw's to terminate the CoinBank machine placements in light of our decision to exit the free placement business. Shaw's was claiming damages in excess of $100,000, for contract termination fees and reimbursements. As of May 31, 2004, we had accrued approximately $109,000 for this liability along with fees and expenses. Furthermore, we had significant claims against Shaw's for damages to the machines. In September, 2004, Shaw's and Cash Technologies, Inc. agreed to settle this litigation with mutual, general releases and without any exchange of money. Therefore the accrued liability has been removed from our balance sheet in the current quarter.

      In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. ("KIS"), had obtained a judgment against us for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. As of May 31, 2004, we had an accrued liability of $138,000 for this lawsuit. We had filed a petition to vacate the judgment, but in December, 2004, KIS and Cash Technologies, Inc. agreed to a settlement in which we paid KIS $50,000. The balance of the accrued liability of $88,000 will be written off in the quarter ending February 28, 2005.

      In February 2003 Samson Consulting Corp. was hired, inter alia, to provide consulting services and arrange financing for us. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of our stock; either party had the right to terminate after one month for any reason. Shortly thereafter, we terminated the agreement for Samson's failure to perform. In July 2004, Samson initiated arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson is owed damages. We believe that Samson is owed nothing. Nevertheless, there is no assurance that an arbitrator will not award Samson fees for the period prior to the termination of the agreement or for the entire one-year term. In any event, we may incur significant costs of litigation.

      In 2001 we delivered stock certificates representing 700,000 shares to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. Thereafter the escrow agent, an attorney, passed away and we were never able to recover the certificates. In August, 2004 it came to our attention that a party was attempting to transfer 450,000 of the 700,000 shares. We immediately initiated a lawsuit in New York to prevent the transfer of the shares and have them retired. In December, 2004, we reached a tentative settlement in which the shares would be returned to us without any exchange of money, pending execution of final settlement documentation. We intend to similarly pursue the recovery of the remaining 250,000 shares, however in the event that we cannot achieve a satisfactory outcome in such effort, or in the event that the pending settlement is not consummated for any reason, some or all of these shares may be treated as outstanding and our Stockholders' Deficiency line item would have to be adjusted to reflect such additional shares.

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

      In the fiscal quarter ended November 30, 2004, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 456,206 shares of the Company's Common Stock for gross proceeds of $490,000. In addition the Company issued 235,263 5 year Common Stock purchase warrants with exercise prices ranging from $2.00 to $3.00.

      In the fiscal quarter ended November 30, 2004 shareholders exercised 279,862 Common Stock purchase warrants and the Company received gross proceeds of $188,615.

      On November 5, 2004 the Company's majority owned subsidiary, TAP Holdings, LLC acquired certain assets and liabilities of Tomco Auto Products, Inc. for a purchase price of $2,500,000, less certain adjustments, paid as follows:
$650,000 in cash and the remainder from an asset based credit line, seller-carried financing and assumption of certain liabilities. The total assets purchased had an approximate book value of $11,001,478 a majority of which was inventory, valued at $9,650,225. The difference between the net inventory and the purchase price resulted in an extraordinary gain to the Company of $5,999,951.

      Stockholders' Equity is based on 11,852,895 and 15,114,187 shares of common stock being outstanding as of November 30, 2003 and November 30, 2004, respectively. In the event that up to 700,000 shares, issued in 2001 as collateral for a loan that was not obtained (see Note 2: Commitments and Contingencies, above) are determined to be outstanding, the Stockholders' Deficiency line item would have to be adjusted to reflect such additional shares.

NOTE 4: RELATED PARTY TRANSACTIONS

      As of November 30, 2004, we have outstanding short-term loans of an aggregate principal amount of $408,915 from Bruce Korman (and related parties) who is this company's Chief Executive Officer and Chairman of the Board of Directors. The loans are short term interest bearing loans and are payable upon demand. Furthermore, as of November 30, 2004, we were in arrears of $323,802 for the salary to Mr. Korman and we owed $68,578 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

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

      The Company's subsidiary TAP Holdings, LLC which owns and operates Tomco auto products has an asset based equity line with a revolving credit line which was partially used for the acquisition of Tomco Auto Products and for operating cashflow. On November 30, 2004 the balance for the above mentioned equity line was approximately $1,890,078. The equity line is based upon the inventory and receivables of the Company.

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

                                           FOR THREE MONTHS                     FOR SIX MONTHS
                                           ENDED NOVEMBER 30,                  ENDED NOVEMBER 30,
                                         2004             2003              2004             2003
                                       --------------------------         --------------------------

Net Income (Loss)

     As Reported                       4,708,112         (934,401)        3,765,047       (1,916,740)

     Pro Forma                         4,467,558       (1,045,542)        3,440,464       (2,219,295)

Basic and Diluted Income (loss)
Per Common Share

     As Reported                            0.30            (0.17)             0.25            (0.22)

     Pro Forma                              0.31            (0.21)             0.23            (0.25)

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

NOTE 8: SEGMENT REPORTING

      We operate through four business segments: CoinBank machine-related activities, EMMA-related activities, Heuristic Technologies, Inc. and TAP
Holdings, LLC (aka "Tomco"). We sell CoinBank self-service coin counting machines through existing equipment distribution channels. Our EMMA transaction processing system has not yet been deployed and all current software development costs are being expensed.

      Information on our business segments for the:

                                    Three Months ended                  Six Months ended
                                        November 30,                      November 30,

Net revenues:                       2004             2003             2004             2003
                                -----------      -----------      -----------      -----------
  CoinBank machines                   9,058               --           23,822           46,525

  EMMA                                   --                                             25,000

  Heuristic                              --               --               --               --

  Tomco                             540,408               --          540,408

  Unallocated                            --           15,000               --           15,000
                                -----------      -----------      -----------      -----------

                                    549,466           15,000          564,230           86,525
                                ===========      ===========      ===========      ===========

Interest expense:

  CoinBank machines                   2,336            2,336            4,671            4,671

  EMMA                                   --               --               --               --

  Heuristic                              --                                --               --

  Tomco                              24,228                            24,228               --

  Unallocated                        97,912          116,284          192,722          290,965
                                -----------      -----------      -----------      -----------

                                    124,476          118,620          221,621          295,636
                                ===========      ===========      ===========      ===========

Depreciation& Amortization:

  CoinBank machines                      --               --               --               --

  EMMA                              139,942          139,942          279,884          279,884

  Heuristic                                                                                 --

  Tomco                                                                                     --

  Unallocated                           919            1,203            1,620            2,407
                                -----------      -----------      -----------      -----------

                                    140,861          141,145          281,504          282,291
                                ===========      ===========      ===========      ===========

Segment Income (loss):

  CoinBank machines                  50,186          (73,139)         (32,068)        (126,702)

  EMMA                                   --               --               --               --

  Heuristic                         (64,303)                         (174,219)

  Tomco                            (106,765)                         (106,765)

  Unallocated                     4,828,994         (861,262)       4,078,099       (1,790,038)
                                -----------      -----------      -----------      -----------

                                  4,708,112         (934,401)       3,765,047       (1,916,740)
                                ===========      ===========      ===========      ===========



Net identifiable assets:

  CoinBank machines                 661,505          834,223          661,505          834,223

  EMMA                            1,166,184        1,725,952        1,166,184        1,725,952

  Heuristic                              --               --               --               --

  Tomco                          10,837,905               --       10,837,905               --

  Unallocated                       818,935          159,431          818,935          159,431
                                -----------      -----------      -----------      -----------

                                 13,484,529        2,719,606       13,484,529        2,719,606
                                ===========      ===========      ===========      ===========

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

NOTE 10: EXTRAORDINARY INCOME

      On November 5, 2004 the Company's majority owned subsidiary, TAP Holdings, LLC acquired certain assets and liabilities of Tomco Auto Products, Inc. for a purchase price of $2,500,000, less certain adjustments, paid as follows:
$650,000 in cash and the remainder from an asset based credit line, seller-carried financing and assumption of certain liabilities. The total assets purchased had an approximate fair value of $11,001,478 a majority of which was inventory, valued at $9,650,225. The difference between the net assets and the purchase price resulted in an extraordinary gain to the Company of $5,999,951 as outlined below:

                               Assets purchased &
                               liabilities assumed

                                                                   Nov. 5, 2004
                                                                   ------------
Assets

     Cash                                                          $    116,565
     Accounts receivable                                           $  1,968,276
                                                                   $     55,815
     Accounts receivable other

     Inventory                                                     $  9,650,225
     Less: inventory reserve                                       $ (1,180,000)

     Fixed Assets                                                  $  4,063,589
     Less: accumulated depreciation                                $ (4,063,589)

     Prepaid expenses                                              $    372,367
     Other assets                                                  $     18,230
                                                                   ------------

Total Assets                                                       $ 11,001,478
                                                                   ============

Liabilities

     Accounts payable                                              $  1,568,358
     Warranty reserve                                              $    202,490
     Accrued expenses                                              $    730,679
                                                                   ------------

Total Liabilities                                                  $  2,501,527
                                                                   ------------

Net Assets                                                         $  8,499,951
Purchase price                                                     $  2,500,000
Extraordinary gain                                                 $  5,999,951

      The following presents our unaudited pro forma financial information for the six months ended November 30, 2004 and for the six months ended November 30, 2003. The pro forma statements of operations for six months ended November 30, 2004 and for six months ended November 30, 2003, give effect to certain adjustments, as if the acquisition of Tomco Auto Products, Inc. had occurred at June 1, 2004. The unaudited pro forma balance sheet as of November 30, 2004 has also been prepared as if these adjustments had occurred on that date. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable.

      The unaudited pro forma financial information is for informational purposes only and does not purport to present what our results would actually have been had these transactions actually occurred on the dates presented or to project our results of operations or financial position for any future period.

--------------------------------------------------------------------------------
                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED NOVEMBER 30, 2003
--------------------------------------------------------------------------------

                                                     Tomco              Cash               Pro Forma
                                                 Auto Products     Technologies, Inc.     Adjustments           Pro Forma
                                               ----------------     ----------------     --------------      ---------------
                                                  (Unaudited)         (Unaudited)                              (Unaudited)
NET REVENUES                                       $ 4,406,780             $ 86,525                             $ 4,493,305
COST OF REVENUES                                     2,835,218               34,048                               2,869,266
                                               ----------------     ----------------     --------------      ---------------

GROSS PROFIT (LOSS)                                  1,571,562               52,477                 --            1,624,039
                                               ----------------     ----------------     --------------      ---------------

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE           1,472,233            1,352,390           (125,000)(1)        2,699,623
RESEARCH AND DEVELOPMENT                                     -               60,000                 --               60,000
DEPRECIATION & AMORTIZATION EXPENSE                      2,630              282,290             (2,630)(2)          282,290
                                               ----------------     ----------------     --------------      ---------------

OPERATING GAIN (LOSS)                                   96,699           (1,642,203)           127,630           (1,417,874)
                                               ----------------     ----------------     --------------      ---------------

OTHER INCOME                                           (30,250)                  --                 --              (30,250)

INTEREST EXPENSE                                       187,882              295,636            (43,683)(3)          439,835
                                               ----------------     ----------------     --------------      ---------------

INCOME (LOSS) BEFORE INCOME TAXES                      (60,933)          (1,937,839)           171,313           (1,827,459)
                                               ----------------     ----------------     --------------      ---------------

INCOME TAXES                                           223,729                   --           (222,929)('4)            800

MINORITY INTEREST                                           --              (21,099)            12,054 ('5)         (9,045)
                                               ----------------     ----------------     --------------      ---------------

NET INCOME (LOSS)                                   $ (284,662)        $ (1,916,740)         $ 382,188         $ (1,819,214)
                                               ================     ================     ==============      ===============

Dividends & deemed dividends                                           $    302,555                            $    302,555

Net loss allocable to common
  shareholders                                                         $ (2,219,295)                           $ (2,121,769)

Basic and diluted net income (loss)
  per share - net loss                                                 $      (0.25)                            $      (0.24)
Basic and diluted weighted average
  shares of common stock outstanding                                      8,904,995                               8,904,995
                                                                    ================                         ===============

                 See notes to consolidated financial statements

Pro-forma Adjustments

(1)   Salary and benefits paid for a non-active owner of Tomco Auto Products.

(2) Fixed assets at the time of purchase were zero thus all depreciation has been backed out.

(3a)  Interst expense for Tomco Auto Products has been backed out.

(3b) Interest expense has been recalculated based on the note at the time of purchase of $1,802,490 at 16% anuum.

(4a)  Income tax expense has been backed out of Tomco Auto Products.

(4a) Income tax expense of $800 has been added back for the CA FTB minimum yearly tax payment for Tomco Auto Products.

(5) 11% of income (loss) before extrodinary income for Tomco Auto Products after pro-forma adjustments has been allocated to minority interest.

--------------------------------------------------------------------------------
                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED NOVEMBER 30, 2004
--------------------------------------------------------------------------------

                                                        Tomco              Cash             Pro Forma
                                                    Auto Products   Technologies, Inc.     Adjustments            Pro Forma
                                                   --------------    ----------------     --------------      -----------------
                                                     (Unaudited)        (Unaudited)                              (Unaudited)
NET REVENUES                                         $ 5,288,917            $ 23,822                               $ 5,312,739
COST OF REVENUES                                       4,253,190              18,844                                 4,272,034
                                                   --------------    ----------------     --------------      -----------------

GROSS PROFIT (LOSS)                                    1,035,727               4,978                                 1,040,705
                                                   --------------    ----------------     --------------      -----------------

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE             1,556,852           1,361,441           (104,167)(1)          2,814,126
RESEARCH AND DEVELOPMENT                                       -              90,000                                    90,000
DEPRECIATION & AMORTIZATION EXPENSE                        2,239             281,504             (2,239)(2)            281,504
                                                   --------------    ----------------     --------------      -----------------

OPERATING GAIN (LOSS)                                   (523,364)         (1,727,967)           106,406             (2,144,925)
                                                   --------------    ----------------     --------------      -----------------

OTHER INCOME                                                  --            (438,513)                                 (438,513)

INTEREST EXPENSE                                         204,585             197,393            (60,386)(3)            341,592
                                                   --------------    ----------------     --------------      -----------------

INCOME (LOSS) BEFORE INCOME TAXES                       (727,949)         (1,486,847)           166,791             (2,048,005)
                                                   --------------    ----------------     --------------      -----------------

INCOME TAXES                                                  --                  --                                        --

MINORITY INTEREST                                             --              18,702             61,727 ('4)            80,429
                                                   --------------    ----------------     --------------      -----------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN             (727,949)         (1,468,145)           228,519             (1,967,575)

EXTRAORDINARY GAIN                                            --                  --          5,999,951 (5)          5,999,951

MINORITY INTEREST - EXTRAORDINARY GAIN                        --                  --            659,995 (6)            659,995

NET INCOME (LOSS)                                     $ (727,949)       $ (1,468,145)       $ 5,568,475            $ 3,372,381
                                                   ==============    ================     ==============      =================

Dividends & deemed dividends                                            $    324,583                               $   324,583

Net loss allocable to common
  shareholders                                                          $ (1,792,728)                              $ 3,047,798

Basic and diluted net income (loss)
  per share - before extraordinary item                                 $      (0.12)                              $     (0.15)

Basic and diluted net income (loss)
  per share - extraordinary item                                        $         --                               $      0.35

Basic and diluted net income (loss)
  per share - net loss                                                  $      (0.12)                              $      0.20
Basic and diluted weighted average
  shares of common stock outstanding                                      15,114,187                                15,114,187
                                                                     ================                         =================

                 See notes to consolidated financial statements

Pro-forma Adjustments

(1)   Salary and benefits paid for a non-active owner of Tomco Auto Products.

(2) Fixed assets at the time of purchase were zero thus all depreciation has been backed out.

(3a)  Interst expense of Tomco Auto Products has been backed out.

(3b) Interest has been recalculated based on the note at the time of purchase of $1,802,490 at 16% anuum.

(4) 11% of income (loss) before income taxes after pro-forma adjustments has been allocated to minority interest.

(5)   Extraordinary gain recognized in the purchase of Tomco Auto products.

(6)   11% of extraordinary gain allocated to minority interest.

NOTE 11: SUBSEQUENT EVENTS

      In December 2004, The Company's subsidiary, Heuristic Technologies, Inc. ("Heuristic"), signed agreements with First Federal Savings Bank of the Midwest, dba Meta Payment Systems ("Meta") and eCommLink, Inc. which allow Heuristic to market its new stored-value debit card products. Meta, under its agreement, shall be the issuer of the cards, providing all card-related banking functions and access to the MasterCard(R) network. ECommLink will provide transaction processing for all card transactions. In the future, Heuristic intends to add proprietary features to the card using the capabilities of Cash Tech's advanced EMMA(TM) data processing system.

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

      In December 2004, the Company's subsidiary, Heuristic Technologies, Inc. ("Heuristic"), has signed a Service and Joint Marketing Agreement with Navigator Medical Management Services, LLC ("Navigator"), an administrator of employee healthcare benefits. Under the agreement, Navigator will distribute the CashTech.Card to beneficiaries for expense reimbursements, Health Reimbursement Accounts (HRA's) and Health Savings Accounts (HSA's). Heuristic will provide customer service, data processing and marketing services to Navigator. The Company expects to receive the first orders for the cards in the third fiscal quarter of 2005.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10QSB/A for the fiscal quarter ended November 30, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized the 25th day of May, 2005.

CASH TECHNOLOGIES, INC.


By:  /S/ Bruce Korman
----------------------------------------
Bruce Korman
President and Chief Executive Officer


By:  /S/ Edmund King
----------------------------------------
Edmund King
Chief Financial Officer