Form 10QSB/A
period 2005-02-28
CASH TECHNOLOGIES INC
filed 2005-05-27
CIK 1022964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        --------------------------------

                                  FORM 10-QSB/A
                                  Amenedment-1

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

                             CASH TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX


                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheet as of February 28, 2005 (unaudited)
         and May 31, 2004 ................................................    4

         Consolidated Statements of Operations for the three and
         nine-month periods ended February 28, 2005 and February 29,
         2004 (unaudited) ................................................    5

         Consolidated Statements of Cash Flows for the three and
         nine-month periods Ended February 28, 2005 and February 29,
         2004 (unaudited) ................................................    6

         Notes to Consolidated Financial Statements for the three and nine-month periods ended February 28, 2005 and February 29,
         2004 (unaudited) ................................................    7


SIGNATURES................................................................   21

EXPLANATORY NOTE REGARDING AMENDMENT NO. 1

         This Amendment No. 1 on Form 10-QSB/A hereby amends the Form 10-QSB of Cash Technologies, Inc. (the "Company") for the quarter ended February 28, 2005, as originally filed with the Securities and Exchange Commission ("SEC") on April 19, 2005 (the "Original Filing"). This Amendment was required to correct Note 11 to include pro forma financial statements for Tomco Auto Products. No changes have been made to financial statements or to any other notes from the original filing. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

PART I

ITEM 1. FINANCIAL STATEMENTS

                             CASH TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                   FEBRUARY 28,            MAY 31,
                                                                      2005                  2004
                                                                -----------------      -----------------
                                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                       $      1,116,312       $         20,951
Accounts receivable                                                    2,178,417                  2,383
Prepaid expenses and other current assets                                221,566                  4,000
Other receivable                                                          28,035                 28,035
Inventory (net)                                                        9,075,501                      -
                                                                -----------------      -----------------

Total Current Assets                                                  12,619,831                 55,369

CoinBank machines held for sale                                          638,283                675,439

PROPERTY AND EQUIPMENT (net)                                              33,613                 30,104

CAPITALIZED SOFTWARE COSTS  (Note 1)                                   1,026,242              1,446,068

OTHER ASSETS                                                           1,247,657                 93,822
                                                                -----------------      -----------------

TOTAL ASSETS                                                    $     15,565,626       $      2,300,802
                                                                =================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of Notes Payable  (Note 4)                   $      6,297,671       $      4,676,797
Due to Officers and Directors (Note 4)                                     8,915                  9,415
Convertible debt (Note 5)                                                513,349                751,566
Due to Shareholders (Note 5)                                             970,588                 70,250
Accounts payable                                                       2,542,536              1,210,382
Accrued liabilities                                                    2,283,180              1,482,072
Dividend payable                                                          36,661              1,209,281
                                                                -----------------      -----------------

Total Current Liabilities                                             12,652,900              9,409,763

Long-Term Notes Payable  (Note 6)
Long-Term Convertible Debt  (Note 6)                                          --                     --
                                                                -----------------      -----------------

TOTAL LIABILITIES                                                     12,652,900              9,409,763
                                                                -----------------      -----------------

COMMITMENTS & CONTINGENCIES (Note 2)                                          --                     --

MINORITY INTEREST                                                        617,498                (23,200)
                                                                -----------------      -----------------

STOCKHOLDERS' EQUITY (DEFICIENCY):  (Note 3)

Cumulative Redeemable Preferred Stock                                  2,703,188              1,883,688

Common Stock                                                             169,757                143,669

Additional Paid-In-Capital                                            35,715,083             30,292,720
Accumulated Deficit                                                  (36,292,800)           (39,405,838)
                                                                -----------------      -----------------

Total stockholders' equity (deficiency)                                2,295,228             (7,085,761)
                                                                -----------------      -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)         $     15,565,626       $      2,300,802
                                                                =================      =================


                 See notes to consolidated financial statements

                             CASH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            FOR THREE MONTHS                      FOR NINE MONTHS
                                                            ENDED FEBRUARY 28,                   ENDED FEBRUARY 28,
                                                         2005              2004               2005               2004
                                                    ----------------------------------   -----------------------------------
                                                     (Unaudited)           (Unaudited)       (Unaudited)         (Unaudited)
NET REVENUES                                        $    3,112,013       $     25,998      $   3,676,243       $    112,523
COST OF REVENUES                                         2,096,160              8,153          2,507,083             42,201
                                                    ----------------------------------   -----------------------------------

GROSS PROFIT                                             1,015,853             17,845          1,169,160             70,322

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE               1,442,466            796,731          3,047,967          2,149,120
RESEARCH & DEVELOPMENT EXPENSE                              45,000             30,000            135,000             90,000
DEPRECIATION & AMORTIZATION EXPENSE                        140,558            140,854            422,062            423,145
                                                    ----------------------------------   -----------------------------------

OPERATING LOSS                                            (612,171)          (949,740)        (2,435,869)        (2,591,943)

INCOME FROM FORGIVENESS OF DEBT (Note 10)                 (667,855)                 -         (1,106,367)                --
INTEREST EXPENSE                                           (94,302)           130,128            127,320            425,764
                                                    ----------------------------------   -----------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                          149,986         (1,079,868)        (1,456,822)        (3,017,707)
INCOME TAXES                                                   800              2,400                800              2,400
                                                    ----------------------------------   -----------------------------------

Minority Interest                                   $       12,601       $    (12,492)         $ (19,298)      $    (33,590)
                                                    ---------------   ----------------   ----------------   ----------------

Net Income (Loss) Before Extraordinary Gain         $      136,585       $ (1,069,776)     $  (1,438,324)      $ (2,986,517)
                                                    ---------------   ----------------   ----------------   ----------------

Extraordinary Gain                                  $           --       $         --      $   5,999,951       $         --

Minority Interest - Extraordinary Gain              $           --       $         --      $     659,995       $         --

* NET INCOME (LOSS) (Note 10)                       $      136,585       $ (1,069,776)     $   3,901,632       $ (2,986,517)
                                                    ==================================   ===================================

Dividends & deemed dividends                        $      464,010       $    132,300      $     788,593       $    602,863

Net income (loss) allocable to common
shareholders                                        $     (327,425)      $ (1,202,076)     $   3,113,039       $ (3,589,380)

Basic and diluted net loss per share before
extraordinary income                                $        (0.02)      $      (0.12)     $       (0.15)      $      (0.35)

Basic and diluted net income per share for
extraordinary income                                $           --       $         --      $        0.36                 --

Basic and diluted net income (loss) per share       $        (0.02)      $      (0.12)     $        0.21       $      (0.35)

Basic and diluted weighted average
shares of common stock outstanding                      14,673,109         10,172,309         14,673,109         10,172,309
                                                    ==================================   ===================================

* Note 10 - Without the income from forgivess
  of debt net income (loss) would have been:        $   $ (531,270)                        $   2,795,265
                                                    ---------------                      ----------------


                See notes to consolidated financial statements.

                             CASH TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED FEBRUARY 28,
                                                                          2005               2004
                                                                     -------------       ------------
OPERATING ACTIVITIES:
Net income (loss)                                                    $  3,901,632        $ (2,986,517)
Adjustments to reconcile net loss to net cash used by
operating activities:

Extraordinary Gain                                                     (5,999,951)                 --
Minority interest                                                          (9,302)            (33,591)
Amortization of capitalized software                                      419,826             419,826
Noncash compensation expense                                                   --             270,663
Income on forgiveness of debt                                          (1,106,367)                 --
Depreciation expense                                                        2,237               3,319

Changes in operating assets and liabilities:

Account receivable                                                       (151,943)               (897)
CoinBank machines held for sale                                            37,156              27,867
Prepaid expenses and other current assets                                 154,801               4,057
Inventory                                                                (605,276)                 --
Other assets                                                             (235,605)            (23,634)
Accounts payable                                                          439,212             (98,149)
Accrued interest                                                           (2,920)            263,276
Accrued expenses and other current liabilities                            291,144             420,537
                                                                     -------------       ------------

Net cash used in operating activities                                  (2,865,356)         (1,733,243)
                                                                     -------------       ------------

INVESTING ACTIVITIES:

Investment in subsidiary                                                 (900,000)
Purchase of property and equipment                                         (5,746)                 --
                                                                     -------------       ------------

Net cash used in investing activities                                    (905,746)                 --
                                                                     -------------       ------------

FINANCING ACTIVITIES:

Proceeds from conversion of warrants                                      188,615             344,785
Proceeds from issuance of warrants                                             --              75,000
Proceeds from short-term debt                                           1,162,675             186,255
Proceeds from minority interest                                            10,000
Repayments on short-term debt                                            (339,490)           (235,000)
Proceeds on sale of preferred stock                                       832,000                  --
Proceeds from sale of common stock                                      2,896,098           1,529,805
                                                                     -------------       ------------

Net cash provided by financing activities                               4,749,898           1,900,845
                                                                     -------------       ------------

CHANGE IN CASH AND CASH EQUIVALENTS                                       978,796             167,602

Cash and Cash Equivalents, Beginning of Period                            137,516               1,874
                                                                     -------------       ------------

Cash and Cash Equivalents, End of Period                             $  1,116,312        $    169,476
                                                                     =============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         Interest paid with cash                                     $   289,940         $    200,769


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

         Conversion of preferred stock into common stock             $    12,500         $         --
         Conversion of convertible debt into common stock            $   200,024         $  3,606,695
         Issuance of common stock for services performed             $   180,000         $    270,663
         Dividends declared on preferred stock                       $   168,058         $    252,087
         Dividends paid on preferred stock with common stock         $ 1,340,677         $     27,000
         Deemed dividend on warrants issued                          $   620,535         $    350,776
         Conversion of shareholder warrants                          $   188,615         $    344,785

         Total assets purchased                                      $10,798,988         $         --
         Total liabilities assumed                                   $ 2,299,037         $         --
                                                                     ------------
         Net assets purchased                                        $ 8,499,951         $         --
         Bank debt assumed                                           $(1,600,000)        $         --
         Loan assumed                                                $  (250,000)        $         --
         Cash paid as investment in subsidiary                       $  (650,000)        $         --
                                                                     ------------

         Extraordinary gain                                          $ 5,999,951         $         --
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

         With respect to the technological feasibility using the detail program design approach, there were two primary issues, which can be classified as "high risk development issues" that needed to be resolved as evidence that technological feasibility had been established under paragraph 4(a)(3) of SFAS 86.

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

         In 2001 we delivered stock certificates representing 700,000 shares to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. Thereafter the escrow agent, an attorney, passed away and we were never able to recover the certificates. In August, 2004 it came to our attention that a party was attempting to transfer 450,000 of the 700,000 shares. We immediately initiated a lawsuit in New York to prevent the transfer of the shares and have them retired. In December, 2004, we reached a tentative settlement in which the shares would be returned to us without any exchange of money, pending execution of final settlement documentation. We intend to similarly pursue the recovery of the remaining 250,000 shares, however in the event that we cannot achieve a satisfactory outcome in such effort, or in the event that the pending settlement is not consummated for any reason, some or all of these shares may be treated as outstanding and our Stockholders' Equity line item would have to be adjusted to reflect such additional shares.

NOTE 3: STOCKHOLDERS EQUITY

         In the fiscal quarter ended February 28, 2005, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1,398,216 shares of the Company's Common Stock for gross proceeds of $1,506,100. In addition the Company issued 816,675 5 year Common Stock purchase warrants with exercise prices ranging from $2.00 to $5.00.

         In the fiscal quarter ended February 28, 2005 the Company issued 150,000 shares of the Company's Common Stock to an employee and a contractor in lieu of cash payment for gross proceeds of $180,000 for services rendered.

         In  the  fiscal   quarter  ended   February  28,  2005,  2  noteholders
representing $200,027 of principal and interest converted their notes into 90,440 shares of our common stock.

         In the fiscal quarter ended February 28, 2005, the Company declared issuance of dividends to all series of preferred stock outstanding as of the November 30, 2004 record date. The Company will be paying $1,340,678 in dividends accrued via issuing 213,678 shares of the Company's common stock as well as 24,049 warrants at a $12.00 exercise price.

         Stockholders' Equity is based on 16,967,181 and 12,950,746 shares of common stock being outstanding as of February 28, 2005 and February 28, 2004, respectively. In the event that up to the remaining 250,000 shares, issued in 2001 as collateral for a loan that was not obtained (See Note 2) are determined to be outstanding, the Stockholders' Equity line item would have to be adjusted to reflect such additional shares.

NOTE 4: RELATED PARTY TRANSACTIONS

         As of February 28, 2005, we have outstanding short-term loans of an aggregate principal amount of $8,915 from Bruce Korman (and related parties) who is this company's Chief Executive Officer and Chairman of the Board of Directors. The loans are short term interest bearing loans and are payable upon demand. Furthermore, as of February 28, 2005, we were in arrears of $315,462 for the salary to Mr. Korman and we owed $13,160 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

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

                                            FOR THREE MONTHS                    FOR NINE MONTHS
                                           ENDED FEBRUARY 28,                 ENDED FEBRUARY 28,
                                         2005            2004                2005            2004
                                     -------------------------------    -------------------------------
Net Income (Loss)

     As Reported                         (327,425)      (1,202,076)         3,113,039    (3,589,380)

     Pro Forma                         (1,377,067)      (1,876,811)         2,063,397    (4,264,115)

Basic and Diluted Income (loss)
  Per Common Share

     As Reported                           (0.02)            (0.12)              0.21         (0.35)

     Pro Forma                             (0.09)            (0.18)              0.14         (0.42)


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

         Information on our business segments for the:

                                            Three months ended                    Nine months ended
                                                February 28,                         February 28,

Net revenues:                              2005              2004               2005              2004
                                           ----              ----               ----              ----
  CoinBank machines                         37,840              998              61,662            47,523

  EMMA                                          --           25,000                  --            65,000

  Heuristic                                    834               --                 834                --

  Tomco                                  3,073,339               --           3,613,747

  Unallocated                                   --               --                  --                --
                                   ---------------    --------------     --------------    --------------
                                         3,112,013           25,998           3,676,243           112,523
                                   ===============    ==============     ==============    ==============
Interest expense:

  CoinBank machines                             --            2,336               4,761             7,008

  EMMA                                          --               --                  --                --

  Heuristic                                     --               --                  --                --

  Tomco                                     95,215                              119,443                --

  Unallocated                             (189,517)         127,792               3,206           418,756
                                   ---------------    --------------     --------------    --------------
                                           (94,302)         130,128             127,320           425,764
                                   ===============    ==============     ==============    ==============
Depreciation & Amortization:

  CoinBank machines                             --               --                  --                --

  EMMA                                     139,942           139,942            419,826           419,826

  Heuristic                                     --               --                  --                --

  Tomco                                         --               --                  --                --

  Unallocated                                  616              912               2,236             3,319
                                   ---------------    --------------     --------------    --------------
                                           140,558          140,854             422,062           423,145
                                   ===============    ==============     ==============    ==============
Segment Income (loss):

 CoinBank machines                          87,333         (153,936)             55,265          (400,638)

  EMMA                                          --               --                  --                --

  Heuristic                               (195,173)              --            (369,392)               --

  Tomco                                    132,997               --              29,462                --

  Unallocated                              111,428         (915,840)          4,186,297        (2,585,879)
                                   ---------------    --------------     --------------    --------------
                                           136,585       (1,069,776)          3,901,632        (2,986,517)
                                   ===============    ==============     ==============    ==============
Net identifiable assets:

  CoinBank machines                        791,584          834,223             791,584           834,223

  EMMA                                   1,026,242        1,586,010           1,026,242         1,586,010

  Heuristic                                     --               --                  --                --

  Tomco                                 11,915,297               --          11,915,297                --

  Unallocated                            1,832,503          319,445           1,832,503           319,445
                                   ---------------    --------------     --------------    --------------
                                        15,565,626        2,739,678          15,565,626         2,739,678
                                   ===============    ==============     ==============    ==============

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

NOTE 10:   INCOME FROM FORGIVESS OF DEBT

         During the nine month period ended February 28, 2005, the Company had income from forgiveness of debt of $1,106,367. Majority of the income of $535,416 was due to an agreement the Company reached with a vendor of CoinBank Automated Systems, a wholly owned subsidiary of the Company. Pursuant to the agreement the Company agrees to certain future price adjustments. Income from forgiveness of debt also includes $92,752 in connection with the KIS settlement (See Note 2), $108,941 in connection with the Shaw's lawsuit settlement as well as settlement on various other liabilities.

NOTE 11:  EXTRAORDINARY INCOME

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

                                              Assets purchased &
                                              liabilities assumed
                                                  Nov. 5, 2004
Assets

     Cash                                    $             116,565
     Accounts receivable                     $           1,968,276
     Accounts receivable other               $              55,815

     Inventory                               $           9,650,225
     Less: inventory reserve                 $          (1,180,000)

     Fixed Assets                            $           4,063,589
     Less: accumulated depreciation          $          (4,063,589)

     Prepaid expenses                        $             372,367

     Other assets                            $              18,230
                                            -----------------------

Total Assets                                 $          11,001,478
                                            ========================
Liabilities

     Accounts payable                        $           1,568,358
     Warranty reserve                        $             202,490
     Accrued expenses                        $             730,679
                                            ------------------------

Total Liabilities                            $           2,501,527
                                            ------------------------

Net Assets                                   $           8,499,951
Purchase price                               $           2,500,000
Extraordinary gain                           $           5,999,951

         The following presents our unaudited pro forma statements of operations for the nine months ended February 28, 2005 and the nine months ended February 29, 2004 which give effect to certain adjustments, as if the acquisition of Tomco Auto Products, Inc. had occurred at June 1, 2004. The unaudited pro forma balance sheet as of February 29, 2005 has also been prepared as if these adjustments had occurred on that date. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable.

         The unaudited pro forma financial information is for informational purposes only and does not purport to present what our results would actually have been had these transactions actually occurred on the dates presented or to project our results of operations or financial position for any future period.

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                       NINE MONTHS ENDED FEBRUARY 29, 2004

                                                       Tomco                Cash                Pro Forma
                                                   Auto Products       Technologies, Inc.      Adjustments            Pro Forma
                                                 ------------------    -----------------     ----------------     -----------------
                                                    (Unaudited)           (Unaudited)                                (Unaudited)
NET REVENUES                                           $ 7,167,319         $    112,523                               $  7,279,842
COST OF REVENUES                                         4,645,515               42,201                                  4,687,716
                                                 ------------------    -----------------     ----------------     -----------------

GROSS PROFIT (LOSS)                                      2,521,804               70,322                   --             2,592,126
                                                 ------------------    -----------------     ----------------     -----------------

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE               2,246,637            2,149,120             (187,500)(1)         4,208,257
RESEARCH AND DEVELOPMENT                                        --               90,000                    -                90,000
DEPRECIATION & AMORTIZATION EXPENSE                          3,899              423,145               (3,899)(2)           423,145
                                                 ------------------    -----------------     ----------------     -----------------

OPERATING GAIN (LOSS)                                      271,268           (2,591,943)             191,399            (2,129,276)
                                                 ------------------    -----------------     ----------------     -----------------

OTHER INCOME                                               (30,250)                  --                   --               (30,250)

INTEREST EXPENSE                                           281,856              425,764              (65,557)(3)           642,063
                                                 ------------------    -----------------     ----------------     -----------------

INCOME (LOSS) BEFORE INCOME TAXES                           19,662           (3,017,707)             256,956            (2,741,089)
                                                 ------------------    -----------------     ----------------     -----------------

INCOME TAXES                                               256,210                2,400           $ (255,410)('4)            3,200

MINORITY INTEREST                                               --              (33,590)              30,340 ('5)           (3,250)
                                                 ------------------    -----------------     ----------------     -----------------

NET INCOME (LOSS)                                      $  (236,548)        $ (2,986,517)           $ 482,026          $ (2,741,039)
                                                 ==================    =================     ================     =================

Dividends & deemed dividends                                               $    602,863                               $    788,593

Net loss allocable to common
shareholders                                                               $ (3,589,380)                              $ (3,529,632)

Basic and diluted net income (loss)
  per share - net loss                                                     $      (0.35)                              $      (0.35)
Basic and diluted weighted average
  shares of common stock outstanding                                         10,172,309                                 10,172,309
                                                                       =================                          =================

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

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                 PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                       NINE MONTHS ENDED FEBRUARY 28, 2005

                                                      Tomco                Cash                 Pro Forma
                                                   Auto Products     Technologies, Inc.        Adjustments           Pro Forma
                                                  --------------    -------------------     -----------------     ---------------
                                                   (Unaudited)          (Unaudited)                                 (Unaudited)
NET REVENUES                                        $ 8,363,090               $ 61,662                               $ 8,424,752
COST OF REVENUES                                      6,324,840                 43,353                                 6,368,193
                                                  --------------    -------------------     -----------------     ---------------

GROSS PROFIT (LOSS)                                   2,038,250                 18,309                    --           2,056,559
                                                  --------------    -------------------     -----------------     ---------------

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE            2,313,937              2,046,821              (104,167)(1)       4,256,591
RESEARCH AND DEVELOPMENT                                      -                135,000                    --             135,000
DEPRECIATION & AMORTIZATION EXPENSE                       2,239                422,062                (2,239)(2)         422,062
                                                  --------------    -------------------     -----------------     ---------------

OPERATING GAIN (LOSS)                                  (277,926)            (2,585,574)              106,406          (2,757,094)
                                                  --------------    -------------------     -----------------     ---------------

OTHER INCOME                                                 --             (1,106,367)                   --          (1,106,367)

INTEREST EXPENSE                                        324,028                  7,877              (107,729)(3)         224,176
                                                  --------------    -------------------     -----------------     ---------------

INCOME (LOSS) BEFORE INCOME TAXES                      (601,954)            (1,487,084)              214,135          (1,874,903)
                                                  --------------    -------------------     -----------------     ---------------

INCOME TAXES                                                800                     --                                       800

MINORITY INTEREST                                            --                 22,527                42,748 ('4)         65,275
                                                  --------------    -------------------     -----------------     ---------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN            (602,754)            (1,464,557)              256,883          (1,810,428)

EXTRAORDINARY GAIN                                                                  --             5,999,951 (5)       5,999,951

MINORITY INTEREST - EXTRAORDINARY GAIN                                              --               659,995 (6)         659,995

NET INCOME (LOSS)                                    $ (602,754)          $ (1,464,557)          $ 5,596,839         $ 3,529,528
                                                  ==============    ===================     =================     ===============

Dividends & deemed dividends                                              $    788,593                               $   788,593

Net loss allocable to common
shareholders                                                              $ (2,253,150)                              $ 2,740,935

Basic and diluted net income (loss) per
  share - before extraordinary item                                       $     (0.15)                               $     (0.18)

Basic and diluted net income (loss) per
  share - extraordinary item                                              $        --                                $      0.36

Basic and diluted net income (loss) per
  share - net loss                                                        $      (0.15)                              $      0.19
Basic and diluted weighted average
  shares of common stock outstanding                                        14,673,109                                14,673,109
                                                                    ===================                           ===============

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

NOTE 12:  SUBSEQUENT EVENTS

         On April 19, 2005, the Company completed an investment transaction in which it issued 100 shares with a $1,000,000 value of Series H Preferred Stock in exchange for 15% of the common stock of CDHC Group, Inc., a startup company in the healthcare industry. CDHC Group, led by industry veterans, is a healthcare marketing company targeting consumers and providers who participate in consumer-driven and high deductible health plans. The Series H Preferred
Stock shall be convertible to common stock at any time after the second anniversary following the close of the transaction, at the then current market price of the Company's common stock with a floor of $1.00 per share and a ceiling of $3.00 per share. The Company will book this transaction as a long term asset.

         On April 18, 2005, the Company agreed to pay 50 shares with a $500,000 value of Series I Preferred Stock to ClaimRemedi, Inc., a vendor of the Company's Heuristic Technologies, Inc. subsidiary, in exchange for a discount not to exceed $1,000,000 on future transaction fees to be paid by Heuristic to ClaimRemedi under the existing license agreement between the two companies. The Series I Preferred Stock shall be convertible to common stock at any time at the then current market price of the Company's common stock, with a floor of $1.00 per share and a ceiling of $3.00 per share, but has agreed not to sell any such common stock until after the earlier of Heuristic achieving 5,000,000 transactions per quarter for 4 consecutive quarters or an aggregate of 25,000,000 transactions under the license agreement. In the event that Heuristic never achieves the transaction benchmarks prior to the termination of the license agreement, ClaimRemedi shall return the securities to the Company or repay the value thereof. The Company will book this transaction as a prepaid asset.

         On April 18, 2005, TAP Holdings, LLC, a majority owned subsidiary of the Company reached a settlement agreement with N.A. Williams Co., Inc. a vendor of TAP Holdings. Pursuant to the settlement agreement the Company will issue 156,000 5-year common stock purchase warrants with an exercise price of $0.01 in lieu of $280,935 owed to N.A. Williams & Co.

         Subsequent to February 28, 2005, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 513,768 shares of the Company's Common Stock for gross proceeds of $545,110. In addition the Company issued 326,000 5 year Common Stock purchase warrants with exercise prices ranging from $2.00 to $5.00.

         On April 18, 2005, a shareholder of the Company agreed to convert an outstanding short term loan in the amount of $100,000 into equity. Pursuant to the terms of the conversion agreement the Company will issue 95,238 shares of the Company's Common Stock and 50,000 5 year Common Stock purchase warrants with exercise prices of $2.00 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB/A for the fiscal quarter ended February 28, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized the 25th day of May, 2005.


CASH TECHNOLOGIES, INC.


By:  /S/ Bruce Korman
----------------------------------------
Bruce Korman
President and Chief Executive Officer


By:  /S/ Edmund King
----------------------------------------
Edmund King
Chief Financial Officer