Form 10KSB
period 2005-05-31
CASH TECHNOLOGIES INC
filed 2005-09-13
CIK 1022964

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended May 31, 2005

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

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

                                                      Name of Each Exchange
      Title of Each Class                             on Which Registered
      -------------------                             -------------------

           None                                              None


         Securities registered under Section 12(g) of the Exchange Act:

                                                      Name of Each Exchange
      Title of Each Class                             on Which Registered
      -------------------                             -------------------

 Common Stock, $ .01 Par Value                       American Stock Exchange


|X|   Check  whether  the issuer (1) filed all  reports  required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

|_| Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |_|

      Our revenues, for our fiscal year ended May 31, 2005, were $5,718,886.

      On May 31, 2005, there were 18,321,490 shares of common stock, $ .01 par value per share, issued and outstanding. The aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $0.95 at which the stock was sold on such date was, approximately $13,369,469.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      On September 10, 2005, there were 18,321,490 shares of Common Stock, $ .01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1. Description of Business

Introduction

      Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, Cintelia Systems Inc., a Delaware corporation,CT Holdings, LLC., a Delaware corporation of which we own 86.65%, Heuristic Technologies, Inc., a Delaware company, formed in May, 2004, to engage in healthcare data processing and debit card issuance and TAP Holdings, LLC (dba Tomco Auto Products), of which we own 89%, formed in November, 2004 to acquire certain assets and assume certain liabilities of Tomco Auto Products, Inc. Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

Business Highlights

      Following are certain financial and operational accomplishments of FY 2005, explained in further detail throughout this document:

      o Moved from negative $7 million in stockholders equity to positive $4.1million
      o     Achieved profitability for the first time in the Company's history
      o     Met the AMEX listing requirements for the first time since listing*
      o Acquired Tomco line of business, resulting in profitability and significant equity improvement
      o Created the Heuristic Technologies line of business, establishing two recurring revenue sources in the massive healthcare and debit card industries
      o Invested in a startup company creating a national discounted healthcare network
      o Created a strategic marketing relationship with Fortune 500 medical data processor Affiliated Computer Services (NYSE:ACS)
      o Launched two debit card programs - one for the check cashers, one for general use
      o Raised approx. $3M in equity for operations, the Tomco acquisition and other uses
      o     Settled outstanding legal matters

(*continuous compliance to the AMEX listing standards is required - see Risk Factors)

      We are currently engaged in three principal lines of business, namely, data processing (including healthcare data processing and financial data processing), the sale of CoinBank machines and the manufacturing of auto products. In 1995, we began our development of CoinBank self-service coin counting machines, distributed through our CoinBank Automated Systems, Inc. subsidiary. An outgrowth of our CoinBank counting machine business was our development, commenced in 1996, of an enhanced version of an automated teller machine that was designated the ATM-X(TM). The ATM-X was designed to provide a range of services not typically offered by ATMs, such as electronic bill payment, instant activated phone cards, event ticketing and others. As development efforts proceeded with the ATM-X machines, we discovered a significant market demand for such a product and the need to create a robust transaction processing system that could link the new ATMs with the worldwide financial networks in order to provide these new services to ATMs, kiosks and PCs.

      As a result of our view of the need for a transaction processing system, in December of 1997, we filed a patent application describing its transaction processing and networking technologies, which resulted in the issuance of patent; number 6,308,887, by the U.S. Patent and Trademark Office on October 30, 2001. The technology, which was later named EMMA (E-commerce Message Management Architecture), allows for the seamless integration of conventional ATM and credit card networks with non-bank networks and the Internet. The explosion of Internet e-commerce and the need to automate manual financial services transactions has created, in management's opinion, a demand for EMMA's unique capabilities to provide advanced financial services on ATMs, point-of-sale, or POS, terminals and wireless devices.

      EMMA is our proprietary financial transaction software and technology. The EMMA platform implements a flexible message class format that allows for constructing multiple transactions and transaction types at a financial terminal, such as an ATM or Point-Of-Sale (POS) terminal or other client device such as wireless devices, including cellular phones and personal digital assistants ("PDAs"), and transmitting those as a single message or transaction request to the EMMA Host. These messages can then be easily converted into message structures that are widely used in the financial services industry.

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

      Designed from the ground up to work in the institutional transaction processing environment, EMMA is robust, scaleable and reliable, expandable as needed to meet larger transaction flows as market demand for such advanced financial services" increases.

      In June 2002 we formed a subsidiary named CT Holdings, LLC to develop, market and implement EMMA-based banking applications. CT Holdings, LLC is presently marketing BONUS(TM), a suite of self-service electronic banking services, including automated check cashing, to the marketplace. The BONUS software allows automated check cashing at bank or retail locations using advanced ATMs. Powered by our EMMA software, BONUS uses third party owned proprietary optical character recognition (OCR), biometric identification and a sophisticated risk analysis engine to establish a user's identity and authorize checks. CT Holdings has been independently financed, receiving $445,000 from investors for 13.35% of the company. Cash Technologies owns the remaining 86.65%.

HEURISTIC TECHNOLOGIES, INC.

      In August 2004, we expanded our data processing initiatives by hiring two senior executives with extensive experience in healthcare data processing and debit/credit cards to operate our Heuristic Technologies, Inc. subsidiary. Heuristic has recently launched a line of products to improve the processing of healthcare insurance claims and it has begun marketing a debit card product that targets the employee benefits, payroll and underserved market segments. Heuristic's products include more specifically:

      o A stored-value MasterCard debit card suited for the unbanked, sub-prime or underage markets as well as for corporate payments, loyalty programs, membership clubs and other applications. In addition to allowing typical credit-card type purchases and ATM withdrawals, the Card acts as a virtual bank account, permitting direct deposits and electronic bill payments. Unlike credit cards, stored-value cards are prepaid; i.e. they can be used only for purchases or withdrawals up to the amount previously loaded onto the card. Since no credit underwriting is required; persons without a bank account or with poor credit can obtain one. Companies can use the Card as a way to distribute payroll to temporary or unbanked workers or to distribute tax-exempt medical and transportation benefits without issuing checks, parents can provide the Cards to teenagers to efficiently and safely manage a spending allowance, check cashers can distribute the Card to customers and load the Card with check cashing proceeds, etc. The card is presently marketed under the name CashTech.Card and Papa Cash Card. Heuristic earns fees on every card transaction. As of September 10, 2005, Heuristic had obtained all necessary banking and MasterCard approvals and had issued the first approx. 300 cards. Contracts signed with Papa Cash, Inc., a check cashing company, and Nelson Burtnick Associates, Inc. a gift card distributor, as well as other pending opportunities are expected to result in significant card issuances over the next year.

      o ProIdentify, which allows determination of a patient's insurance eligibility status in real time.

      o ProClaimSubmit, an "all-payer" insurance claims clearinghouse that permits health care providers to submit their claims to virtually any insurer in the U.S. through a single internet connection to Heuristic. ProIdentify and ProClaimSubmit utilize the network services of Affiliated Computer Services, Inc., a major U.S. healthcare data processor, with whom Heuristic established a strategic marketing relationship in June, 2005. As of September 10, 2005, contracts with Heuristic customers for these products, when installation is completed, will result in approximately 330,000 claim transactions per month.

      o Pro837, a product that can be implemented by both health care providers and insurers. For providers, Pro837 dramatically improves the rate of payment of medical insurance claims by identifying defects in the claims that would prevent payment. The result is decreased accounts receivables, receivables days outstanding and overhead. When employed by insurers and other payers, Pro837 automatically filters defective claims that would otherwise be handled manually at significantly greater expense, reducing overhead while improving service to the provider community. We believe that Pro837 represents a breakthrough in medical data processing that can, over time, achieve an improvement in the healthcare industry in the United States. When Pro837 is combined with Heuristic's ProIdentify and ProClaimSubmit products, the result is a robust medical insurance processing suite. Pro837 includes software developed by ClaimRemedi, Inc., from whom Heuristic obtained an eight year exclusive license in February, 2005. The ClaimRemedi platform currently processes more than one million medical insurance claims per month (from which Heuristic does not receive any revenue).

      We believe that in addition to its other capabilities, our EMMA software, when integrated with Heuristic's products in the future, will enhance those products. For stored-value cards, EMMA can add proprietary functionality to differentiate the cards from competitive offerings. For healthcare products, EMMA can integrate financial functions with health insurance processing to further improve efficiency in the healthcare industry.

ATM-X(TM), POS-X(TM)

      We have developed EMMA-based software for an enhanced version of an automated teller machine, designated the ATM-X and for an enhanced POS terminal, designated POS-X. The software permits these devices to offer a range of financial services not typically offered by ATMs and POS terminals, such as check cashing, electronic bill payment, phone cards issuance, event ticketing and Internet products and services. Various field tests have been conducted with this technology over the years. In partnership with ATM manufacturer Diebold, Inc., in March 2000, we completed installation of the first ATM-X pilot at three stores owned by Rent Way. The machines were removed when the stores were sold in 2003. In August 31, 2001, the first pilot POS-X terminal was deployed at Popular Cash Express, a division of Banco Popular's parent. None of the systems are presently installed however the Company has developed a version of the system for check cashing stores and has reached an agreement with a check casher to begin testing the system in November, 2005.

TOMCO AUTO PRODUCTS

      Tomco remanufactures and sells replacement fuel systems (carburetors and diesel pumps) for domestic and foreign automobiles, trucks and marine applications. The Company distributes its products through a nationwide network of retailers. Three retailers, NAPA, O'Reilly Automotive and Carquest accounts for 77% of Tomco's sales.

Industry (Market) Overview

E-commerce Message Management Architecture (EMMA) Transaction Processing System

      In recent years, the limitations of the aging infrastructure of the financial networks are being highlighted by the rise of public networking. The most notable example of public networking, the Internet, depends for its high availability and security upon advances in network hardware, new protocols, and high-speed digital communications lines. In contrast, the standard in financial networking infrastructure is a generation behind the majority of business and consumer networks.

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

      Health Care Products

      "Cost control" in the healthcare industry has traditionally referred only to capping medical expenditures. Since further reducing payments to providers is difficult and will likely result in only small gains, the emphasis has shifted to reducing administrative costs. Comparatively few efforts had been made to control administrative costs, which account for an estimated half of the total cost of healthcare. HIPAA further contributed to the current focus on administrative cost reduction by emphasizing electronic data interchange in the healthcare industry. In the United States, where $1.5 trillion is spent on healthcare annually, inefficient healthcare administration is costly. Heuristic's software solutions target several particularly inefficient areas of healthcare administration: claim submission, determination of patient insurance eligibility and claim editing for healthcare providers, and claim and remittance processing for payer organizations.

      Products for Healthcare Providers

      To healthcare providers, HTI offers Pro837, ProIdentify and ProClaimSubmit. These products, sold as a monthly subscription or on a per transaction basis, greatly reduce the cost of healthcare administration for providers. None of these products require any significant investment in new software or hardware by customers - the products are designed to be fully compatible with all existing systems used by healthcare organizations.

      Currently, anywhere from 30% - 50% of all health insurance claims submitted by a provider are rejected by the payer organization and returned 30-60 days later for correction and resubmission. Pro837 acts like a claims proofreader: Before the claims are submitted to the payer organization, Pro837 subjects the claim to the exact standards used by the respective payer organization in adjudicating the claim - more than 1.5 million business rules are contained in Pro837's rules engine. It then reports problem claims with precise instructions for repairing the errors and forwards payable claims to the payer- all in a matter of seconds. Pro837 typically reduces a provider's claim rejection rate to less than 3%. Implementation of Pro837 results in a significant reduction in receivables, receivables days outstanding and overhead costs of managing claims. To maintain the highest performance standards, Pro837's rules engine is updated every week with the newest published rules from payer organizations as well as unpublished and often unannounced rules resulting from the continuous analysis of actual payment rejection files.

      In order for a healthcare provider to determine the insurance coverage of a patient, it is often necessary to phone each patient's insurance company and have an agent locate the information. ProIdentify replaces this function electronically by interfacing with the insurance company's patient database to provide the same information immediately.

      ProClaimSubmit is an "all-payer clearinghouse" solution. Far more efficient than manual (paper) claim submission, ProClaimSubmit allows the provider to electronically submit claims to virtually any payer in the U.S. though an online connection with Heuristic, saving time and costs.

      Packaging these products together provides customers with a complete claim proofreading and submission solution. The package greatly reduces the providers' labor needs and results in significant savings.

      Products for Healthcare Payers

      For healthcare payers, Heuristic markets Pro837 and ProRemit on a per transaction basis.

      Pro837 acts like a filter for payers, allowing only claims that are able to be paid to reach the billing staff, and immediately rejecting defective claims (those that are incomplete, erroneous or fail the payer's business rules) back to the respective providers with detailed explanations of required corrections. This process results in a dramatic reduction in claims handling and associated costs.

      ProRemit expedites the remittance process. Today more than a billion U.S. health insurance payments each year are remitted by checks and remittance advices sent to providers through the mail. ProRemit improves efficiency by converting these paper payments into electronic direct deposits and automatically generated e-mail or fax remittance advices. Utilizing the payer's check print file as its source, ProRemit achieves compatibility with all existing payer systems without new software or other costly IT upgrades. As paper payments can cost a payer as much as $5.00 each or more to generate and mail, ProRemit offers substantial operating costs reductions.

      Pro837 Software

      HTI acquired an 8-year exclusive license for the major component of Pro837 from the third-party developer of the software, which is subject to certain minimum transaction volume targets beginning in December, 2005. A portion of the per-transaction revenue received from customers is paid to the third-party developer.

Stored Value Card

      Heuristic offers a stored-value debit MasterCard card which has a variety of applications, including (i) corporate expense and benefits reimbursements,
(ii) corporate payroll, (iii) credit card functionality for those with bad or no credit or no bank account, (iv) as a loyalty or membership card with financial functions, (v) virtual bank account, (vi) as a means of providing funds to dependents, etc. The Card can be used at millions of merchants and ATMs around the world and features MasterCard fraud and loss protection. The Card can be reloaded and managed at the CashTechCard.com website or via toll free phone support.

ATM-X(TM) and POS-X(TM) Terminals

      We have developed EMMA-based software for an enhanced version of an automated teller machine, designated the ATM-X and for an enhanced POS terminal, designated POS-X. The software permits these devices to offer a range of financial services not typically offered by ATMs and POS terminals, such as check cashing, electronic bill payment, phone cards issuance, event ticketing and Internet products and services. Various field test have been conducted with this technology over the years. In partnership with ATM manufacturer Diebold, Inc., in March 2000, we completed installation of the first ATM-X pilot at three stores owned by Rent Way. The machines were removed when the stores were sold in 2003. In August 31, 2001, the first pilot POS-X terminal was deployed at Popular Cash Express, a division of Banco Popular's parent. None of the systems are presently installed however the Company has developed a version of the system for check cashing stores and has reached an agreement with a check casher to begin testing the system in November, 2005. The Company is also in discussions to install the system in retail stores where check cashing activities generate continuous losses for the retailer.

      The ATM-X and POS-X terminals are designed to take advantage of EMMA's capabilities to expand access throughout the financial network. For example, the system will allow a customer to cash a paycheck purchase money orders, transfer money, pay bills, etc. We do not intend to manufacture or distribute any ATM or POS machines. The manufacturing, distribution and support of these devices is performed by existing large equipment manufacturers such as Diebold, NCR and Verifone.

CoinBank Machines

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

      We are dependent on third-party manufacturers for the production of the components incorporated into CoinBank machines and currently purchase substantially all of our requirements of specially designed or modified components from single source suppliers. We purchase certain of these components pursuant to open purchase orders placed from time to time in the ordinary course of business. Although we currently believe that alternative sources for these components are readily available, failure or delay by any manufacturer in providing components to us on commercially reasonable terms, or at all, in the absence of readily available alternative sources, could result in interruptions in our ability to continue its assembly and installations of CoinBank machines. Through contracts with Diebold, Inc. and NCR Corporation CoinBank machines have been sold in the U.S. and Europe, however there is no assurance that these relationships will continue to be a source of sales of CoinBank machines.

Tomco Auto Products

      TAP Holdings, LLC operates under the brand name Tomco which has a thirty year history as a leading provider of remanufactured fuel system components. The Los Angeles-based company distributes its products through major auto products retailers throughout the U.S. such as NAPA, with 6,000 stores, CARQUEST, with 3,600 stores, O'Reilly Automotive, with more than 1,399 stores and numerous others. These customers accounted for 77% of Tomco's 2005 sales.

      The remanufacturing business is based on the availability of discarded carburetors, called "cores". Adequate core inventories are key to the business and Tomco's core inventory as of May 31, 2005 totaled $6,288,459 with 529,884 units on hand. Tomco receives most of its cores from its customer base. Consumers turn in their used carburetors to the retailer and receive a discount on a remanufactured replacement unit. The retailers forward the old cores to Tomco and receive credits toward product invoices. For the fiscal year ended May 31, 2005 Tomco shipped 73,536 units.

Sales and Marketing

      E-Commerce Message Management Architecture (EMMA) Transaction Processing System

      In June 2002 we formed a subsidiary named CT Holdings, LLC, of which we own 86.65%, to develop, market and implement EMMA-based banking applications. CT Holdings, LLC will bring BONUS(TM), a suite of self-service electronic banking services, including automated check cashing, to the marketplace. The BONUS software allows automated check cashing at bank branches or retailers using advanced ATMs. Powered by our EMMA software, BONUS uses third party owned proprietary optical character recognition (OCR), biometric identification and a sophisticated risk analysis engine to establish a user's identity and authorize checks.

      Following the successful completion of a pilot with Popular Cash Express ("PCE"), a unit of Popular, Inc., in June, 2003 the Company signed an agreement with PCE to install the EMMA(TM) MFS(TM) (Mobile Financial Services) system on PCE's mobile check-cashing trucks. Under the agreement, PCE was responsible for installation and hardware costs and a per-transaction fee to Cash Tech for each check processed. The agreement provided for the installation of the system on PCE's fleet of approximately 60 check cashing trucks in two phases, however in October 2003, before the rollout had been completed, PCE sold the fleet to another check cashing operator with whom we have not arranged to install the product.

      Our check-cashing products for are able to rapidly capture and analyze transaction data from checks, reducing losses due to fraud and automating manual processes. The products have been piloted in various financial services locations, however no major deployment has occurred to date. Our system can recognize and analyze check data, identify a customer and provide a check approval in a few seconds, reducing losses and improving efficiency and record keeping. The EMMA risk analysis process quickly analyzes and credit-scores electronic check images to determine the probability of loss. The speed and accuracy of the EMMA system can permit cashiers to identify fraudulent and counterfeit checks while the customer is still present. This is significant for the industry since the majority of banks and financial services providers have little or no ability to detect check fraud at the point of presentation, which costs the industry billions of dollars per year. The Company has recently developed a version of the system designed for check cashing stores and has reached an agreement with a check casher to begin live testing of the system in November, 2005. The Company is also in discussions to install the system in retail stores where check cashing activities generate continuous losses for the retailer.

      Healthcare Products and Stored Value Card

      In September, 2005 Heuristic contracted non-exclusively with two independent sales organizations ("ISOs") to sell and market its healthcare products, for which the ISOs receive a portion of the installation and recurring revenue generated by the products. Heuristic also markets these products directly to large clients and through its network partner Affiliated Computer Services, Inc. Pro837's unique capabilities make it useful to both providers and payers.

      Heuristic's debit card products are sold through several channels. Following a testing period with a check cashing company during which a small number cards were distributed, we have recently agreed to roll out the cards throughout the chain of several dozen check cashing stores. We have also recently completed an agreement with a gift card marketer to use the CashTech.Card platform for their cards. With our ISOs, we are developing a program to utilize their sales forces to distribute the card which we expect to begin during 2005. The new website created for the card, www.cashtechcard.com, will soon be used to market the card using internet marketing techniques. Finally, Heuristic is pursuing a number of private-label opportunities, including membership clubs and loyalty programs.

      CoinBank Machines

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

      On June 30, 2003, CoinBank Automations Handels Ges.m.b.H. ("CoinBank Europe"), an Austrian corporation and wholly owned subsidiary of Cash Technologies, Inc., signed an agreement with Cash Solutions Geldverarbeitungssysteme GmbH i.G. ("Cash Solutions"), an Austrian corporation, for Cash Solutions to exclusively distribute our CoinBank self-service coin counting machines in Europe. Cash Solutions has supplied the machines in small test quantities to NCR Corporation and others. The agreement requires that Cash Solutions meet certain minimum quantities to maintain its exclusivity, which it has thus far failed to meet, however the European coin machine market continues to represent a significant opportunity for the sale of CoinBank machines.

      The CoinBank machine provides superior performance due to its proprietary technology. The machine determines a coin's denomination by electronically measuring its metal content rather than by weight and size. The proprietary technology, key aspects of which were issued a U.S. patent in 2001 (other worldwide patents are pending), outperforms competitive machines by separating out and returning all foreign debris and coins, improving reliability and accuracy. Through a sophisticated communications device, the machines also permit remote management, maintenance and software upgrades via telephone, the Internet or local area network (LAN). This allows a large network of machines to be efficiently managed by financial institutions or retailers. The latest version of the CoinBank machine does an exceptional job processing euros, which are particularly difficult to count accurately due to slight variations in the metal alloys introduced by the many countries minting the new coins.

      Remanufactured Fuel Systems

      Tomco's products are marketed primarily throughout the continental United States. Tomco sells carburetors and diesel pumps to aftermarket retail chains that distribute products through their stores. The company also sells to automotive and marine warehouse distributors, who then sell to jobber stores. Three major auto retailers, NAPA, with 6,000 stores, CARQUEST, with 3,600 stores, O'Reilly Automotive, with more than 1,399 stores accounted for 77% of Tomco's 2005 sales.

      The Company obtains and utilizes used units, commonly known as "cores". A majority of the units remanufactured by Tomco are acquired from customers as trade-ins ("core returns"). The remainder of the core requirements are filled by purchasing cores in the open market or re-configuring cores to replace difficult-to-obtain carburetors. With over 500,000 carburetor cores in stock, Tomco has been able to fill more 98% of its orders. Tomco generally fills an order within three days.

      Tomco utilizes outside salesmen and sales representatives around the country to promote its product lines. In addition, Tomco attends periodic trade shows, displaying its products and meeting with new and prospective customers. Tomco also publishes a catalog of its products. Tomco's sales people and representatives call on existing and prospective customers to familiarize them with the Company's new and existing products and to review vendor agreements. Tomco offers a ninety day limited warranty on all of its products.

      Customers can place orders by phone, fax and direct Electronic Data Interchange ("EDI"). Tomco is currently implementing an internet parts ordering system which will be available to certain customers in fiscal 2006.

Competition

      EMMA - Electronic Message Management Architecture Transaction Processing System

      There is intense growth in the development and distribution of off-premise (non-bank) financial services, particularly on ATMs, Point-Of-Sale (POS)
terminals, specialty kiosks and other devices, including cellular phones and wireless PDAs. Most of this equipment has a limited user interface, although recent equipment models have high-powered, graphical user interfaces. Many support peripherals for dispensing new financial products. While there are a number of companies who have developed transaction processing solutions for specific applications, such as check cashing, event or airline ticketing, prepaid phone cards, etc, we are not aware of any competitor that has our plan to provide "advanced function" transaction processing services as its core business. One company, 7-Eleven, Inc., has deployed check-cashing terminals into its convenience stores. These terminals are also capable of issuing money orders and transferring money. While apparently similar in functionality to our ATM-X, the 7-Eleven system is not designed for banks, the focus of our BONUS product, nor is it useful in mobile applications, as is our MFS product, nor does it provide the versatility of the EMMA platform. In addition, to our knowledge 7-Eleven is not offering transaction processing services or terminals to outside companies or institutions, though there is no assurance that it will not do so in the future. This is, nonetheless, an important factor competing for a similar end-user base.

      Coin Machines

      While we are aware of perhaps a half dozen coin machine manufacturers in the world, we know of only two companies, Coinstar, Inc. and Scancoin, Inc., that have distributed an appreciable number of self-service coin counting machines to the U.S. retail industry. To our knowledge, unlike our approach, in which CoinBank machines are sold, Coinstar focuses marketing efforts on installing "free placement" machines. This competitor has installed a large number of machines throughout the United States, and in some cases, such installations are near where we have installed or may seek to sell CoinBank machines. There can be no assurance that potential purchasers of CoinBank machines will not prefer to employ this competitor's "free placement" machines. Moreover, there can be no assurance that other companies are not developing or will not seek to develop functionally equivalent products or services for the disposal of large amounts of coins in the future. Other coin machine manufacturers may have substantially greater financial, personnel, marketing and other resources than us. In addition, there are many companies in the coin processing industry that have the expertise and resources that may encourage them to develop and market products or services that compete with CoinBank machines or that would render CoinBank machines obsolete or less marketable. Moreover, potential customers may elect to establish their own facilities for counting and processing coins or utilize other methods, which they believe to be less costly or possess other advantages over CoinBank machines. There can be no assurance that we will be able to compete successfully.

      Heuristic Products

      Heuristic's healthcare products compete in a large and highly competitive industry filled with products that have similar functionality to the Heuristic products. Large healthcare data processors, such as WebMD, McKesson, EDS, Perot Systems and others offer eligibility and claims clearinghouse capabilities that are as capable as those offered by Heuristic. Several companies offer claims scrubbers which have similar functionality to Heuristic's Pro837 product. While we believe that Pro837 offers compelling advantages over these competing products, the competitors have significantly greater financial, marketing and other resources than Heuristic and the successful marketing of their products may lessen or minimize the demand for Heuristic's products. Heuristic intends to compete successfully by combining Pro837 into bundled offerings that are well received by customers and thereby capturing a small percentage of the $1.5 trillion U.S. healthcare market, however there can be no assurance that Heuristic will succeed in this endeavor.

      Similarly, the debit card and stored-value card products compete in a large debit and credit card industry filled with similar and substitute products. Customers may opt to utilize other forms of payment, other card products or similar products marketed by other companies, rendering Heuristic's cards obsolete. Other stored-value cards have nearly identical functionality to the Heuristic products and may be more effectively marketed by companies with greater resources. Heuristic intends to compete successfully by offering the state-of-the-art in card functionality, web-based and phone support, aggressive pricing and the utilization of existing sales channels, however there can be no assurance that Heuristic will succeed in distributing a meaningful number of cards.

      Remanufactured Fuel Systems

      There are numerous small, family-owned remanufacturers servicing their local markets, however, there are only two national remanufacturers of fuel systems who compete with Tomco; Holley (a division of Coltec Industries) and Champion Parts, Inc. Indirect competitors are the companies that supply carburetor rebuilding kits which allow the consumer to rebuild a carburetor. The larger carburetor kit suppliers are: Walker Products, Tomco Inc. (St. Louis), Standard Motor Products, and Ace Electric. Tomco offers a 90-day warranty on all of its products. As of May 31, 2005 Tomco had accrued $269,913 for future warranty claims. The Company does not have patents, trademarks, licenses or franchises.

Intellectual Property

      Although we have received U.S. Patents with respect to our CoinBank machine and EMMA technology, there can be no assurance that these patents will afford us with any meaningful protection. Any or all claims of a patent can be invalidated even after its issuance through litigation and other administrative procedures. If we fail to adequately defend such attacks, one or more of our claims or our entire patent(s) could be invalidated and of no further value to us. We rely on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with its employees to establish and protect the ideas, concepts and documentation of certain software developed by us and used primarily in its cash processing operations ("Developed Software"). Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the Developed Software. Although we believe that the Developed Software and other software used in its operations does not infringe upon the rights of others, there can be no assurance that the Developed Software or such other software does not and will not infringe upon the patents or intellectual property rights of others. See "Risk Factors"-Litigation.

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

      We believe that product recognition is an important competitive factor and promotes the CoinBank name in connection with our marketing activities. We received United States trademark registration for the "CoinBank" name in September 1997. Although we are not aware of any claims of infringement or other challenges to our rights to use this trademark, there can be no assurance that our marks do not or will not infringe upon the proprietary rights of others or that our marks would be upheld if challenged. We have not applied for the trademark with respect to the EMMA trade name or any other trade name.

Employees

      As of May 31, 2005, we employed 218 employees and three contractors on a full-time basis, of which 205 are employed at Tomco and the remainder at Cash Technologies headquarters. Of the Cash Tech staff, three were engaged in facilities and security, one in customer service, six in administration and business development, and six in system support and development. Of the Tomco staff, 173 are engaged in production, 15 in shipping, 3 in outside sales and 15 in administrative departments. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good. In addition, we utilize the services of two offshore technical development groups for some of our software development activities.

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

      We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2004 and 2005, we had net sales of $80,616 and $5,718,886, respectively.

      Prior to the fiscal year ended May 31, 2005 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2004 and 2005, net income (losses) of $(4,382,532) and $3,655,760 respectively. We had a stockholders' equity of $4,145,828 as of May 31, 2005. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2005 and 2004, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. Despite the profit generated during during the current fiscal year, we have continued to generate operating losses and will continue to incur losses for the foreseeable future.

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

      As of May 31, 2005 we had outstanding current liabilities of $9,316,566, of which approximately $472,975 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

      As of May 31, 2005, Cash Tech had working capital of $1,867,989 and available cash of $163,627. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund development of the EMMA technology, our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. As of May 31, 2005, we also owe $3,683,045 to General Electric Capital Corporation. In 2000, we entered into the first of several loan modifications with G.E. Capital. The current modification will expire in November 2005, and we have no current plan or arrangement for repaying G.E. Capital its principal.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

      We have previously granted security interests in all of our assets to various lenders, including the holders of the notes in the principal and interest amount of $472,975 issued in our placement, which was completed in January 2000, and equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997 and liens in favor of BFI Finance pursuant on all assets of TAP Holdings, to a Loan and Security Agreement entered into in November 2004.

      The General Electric loan is secured by certain of our CoinBank machines. As of May 31, 2005, we were indebted to General Electric Capital Corporation in the amount of approximately $3,683,045 including interest. As a result of the existing liens and continuing losses, we are unable to obtain additional credit by securing our assets. Further, as a result of the security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

      The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman, who is not an employee of Cash Technologies. As of May 31, 2005 we were indebted to BFI in the amount of approximately $1,936,318 including interest. From time to time, due to fluctuations in Tomco's cash flow, TAP has requested funds from the BFI credit facility at advance rates higher than BFI's contract rate. To date BFI has funded all such requests but is under no obligation to do so. In the event that BFI refuses to fund such requests in the future, TAP/Tomco could be adversely affected and might not be able to pay its obligations timely causing temporary or permanent disruption in the company's operations.

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

      We currently are holding for sale approximately 241 CoinBank machines, which have a carrying value of approximately $638,283 at May 31, 2005. We have taken an impairment charge in the fiscal year ended May 31, 2004 for the carrying value of our CoinBank machines. Impairment on coin machines was $154,140. The impairment was taken due to low inventory turnover for the coin machines. In future periods, additional impairment may be taken based on future sales of coin machines. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. For the fiscal year ended May 31, 2005, we sold eight (8) machines for $61,662. We continue attempting to identify parties interested in acquiring the remaining units, although we cannot guarantee we will continue to have sales or will obtain similar sales results.

Risks Related to Our Tomco Auto Products Business

Tomco is dependent on three auto supply retailers the loss of any one could harm our business.

      We are substantially dependent on three customers: NAPA, O'Reilly Auto Parts and CARQUEST. Combined these customers accounted for approximately 77% of TAP's volume. The loss of one of these customers would have a material adverse affect on our financial position and our ability to operate.

Tomco is dependent on a mature product line whose volume continues to shrink.

      Approximately 98% of TAP's volume for the 2005 fiscal year involves the sale of rebuilt carburetors. Sales have and will continue to decline for two reasons. First, the availability of acceptable carburetor cores continues to shrink due to age or damage to used carburetors. Secondly, the amount of vehicles using carburetors continues to decline since the last domestic carbureted production vehicle was manufactured in 1988. To compensate for the declining sales, in 1998 Tomco began rebuilding diesel pumps which have a larger user base. Management will also be unveiling a new product line in fiscal 2006. However, neither this new product line nor the diesel pump sales will offset the continual carburetor sales erosion.

Tomco may not fully recover the carrying value of its core inventory.

      As of May 31, 2005 Tomco had 529,884 cores on hand which have a carrying value of $6,288,459. In November 2004, at the time Tomco's assets were purchased, an obsolescence reserve of $1,180,000 was established to cover potential inventory impairment due to low core inventory turnover. In future periods, additional impairment may be taken based on future carburetor sales. If Tomco concludes that such impairment exists, this could give rise to a substantial expense and negatively impact Tomco's financial results.

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

      As of May 31, 2005, we had test-marketed only four EMMA-driven ATM-X/POS-X machines and have derived no significant revenue from our EMMA-based business. To date, we have not installed a base of EMMA-driven ATM-X/POS-X machines or PrISM systems upon which we can base reliable predictions about the reliability or functionality of those technologies. Although such systems and machines have performed reliably to date at their previous installations and in our laboratory, upon widespread commercial use they may not satisfactorily perform all of their intended functions or may not prove reliable in extensive utilization. Software and other technologies that are incorporated into our products are complex and may contain errors, which will only become apparent subsequent to widespread commercial use. Remedying such errors could require the expenditure of a substantial amount of money and could also result in significant delays in installing or selling our products, which could have a material adverse effect on us. We anticipate that we will continue to seek to upgrade and enhance both the hardware and software components of our products. Such upgrading and enhancement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs. Further, our EMMA systems may not satisfactorily perform all of its intended functions or will prove not to be reliable in extensive utilization.

Competing products and services could render our technologies obsolete.

      Our EMMA platform will compete with existing POS systems, ATMs and services offered by financial institutions and other companies that may provide services similar to those offered by EMMA. Competitive technologies may render our products and services obsolete or less marketable.

If our EMMA Technology does not achieve market acceptance, our business will be harmed.

      In marketing our EMMA based products and services, we are attempting to change the traditional methods by which people obtain financial services and access the Internet. Accordingly, the demand for these services is subject to a high level of uncertainty. If we do not realize market acceptance of these products, our business will be seriously harmed. The results of the use of EMMA when deployed may not be well received and prior results of use may not be indicative of future market acceptance of our products or services. Commercial establishments and individuals may elect to utilize other methods, which they believe to be less costly or possess other advantages over EMMA. Achieving market acceptance for EMMA will require substantial marketing efforts and the expenditure of a significant amount of funds to inform various targeted customer groups of the perceived benefits and cost advantages of EMMA. To date, we have not generated any revenue from our EMMA based technology.

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

      Our PrISM product (Predictive Identification and Security Manager) incorporates biometric and risk assessment technologies originally developed to secure financial transactions on the EMMA platform to address the need for sophisticated personal identification at borders, airports and other locations. The Company has been focused on its other products and no significant marketing of PrISM has occurred to date. There can be no assurance that we will pursue this emerging market, or that we will be successful if marketing efforts are the perceived level of demand for these types of products will be as high as anticipated.

We may not successfully compete with our competitors.

      The financial transaction processing industry is crowded with well-established companies, large and small. While financial data processing companies such as Deluxe, First Data, Total Systems and others have focused on conventional ATM and POS and related transactions, if these firms were to make a concerted effort to develop an advanced function system comparable to EMMA they might prevent or reduce our ability to effectively market EMMA. We believe that our development advantage and proprietary technologies will permit EMMA to penetrate the market effectively, but there is no assurance that larger or better established transaction processing firms will not offer competing products in the future that preempt our efforts.

      The credit/debit card industry and healthcare industries are also fully developed markets served by large companies who are better able to finance, develop and market products than is the Company. We have attempted to differentiate our products from those of our competitors but competitive products aimed at our target markets could obviate the need for our products or severely limit our market penetration.

Changing industry trends may adversely effect our operations.

      Alternatives to the use of cash and checks, such as credit cards and wire transfer, debit cards and other forms of electronic currency are increasing. Increasing use of these alternative forms of payment could reduce the need for some the Company's products while increasing the need for others.

We are dependent on third-party manufacturers and on independent contractors, whose nonperformance could harm our business.

      We  are  substantially   dependent  on  the  ability  of  the  independent
contractors we hire to provide software engineering and support for our products. Any contractor that we utilize or may utilize may not have sufficient capacity to satisfy our needs during any period of sustained demand. The loss of services of independent contractors could disrupt our business. Furthermore, certain of our products access networks which are owned and operated by third parties. The failure or unavailability of these networks could have a material adverse effect on us.

We are subject to risks relating to our international installations and sales.

      We are seeking to deploy certain products, such as debit cards, EMMA-based systems and CoinBank machines outside of the United States. To the extent that we are able to expand our operations and sales outside of the United States, we will be subject to the risks associated with international operations and sales, including economic and political instability, currency fluctuations, credit risks, shipping delays, customs duties, export quotas, foreign government regulations and other trade restrictions, any of which could have a significant impact on our ability to operate effectively outside of the United States or to deliver such products overseas to customers on a competitive and timely basis.

Risks Related to Government Regulation and Patent and Licensing matters

Uncertainty of patent and trademark protection.

      Although we have been issued U.S. Patents with respect to our EMMA technology, there can be no assurance that these patents will afford us any meaningful protection. We intend to rely primarily on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with our employees to establish and protect the ideas, concepts and documentation of software developed by us. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the software we have developed. Although we believe that our use of the software we developed and other software used in our operations does not infringe upon the rights of others, our use of the software we developed or such other software may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the software we developed or such other software or refrain from using such software. We may not have the necessary financial resources to defend any infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us. Moreover, if the software we developed or any other software or hardware used in our business is deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us. We received United States trademark registration for the "CoinBank" name in September 1997. Although we are not aware of any claims of infringement or other challenges to our rights to use this trademark, there can be no assurance that our marks do not or will not infringe upon the proprietary rights of others or that our marks would be upheld if challenged.

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

      Our common stock is listed on American Stock Exchange ("AMEX") When we began trading on the AMEX in 2000, the exchange granted us an exemption from its listing requirements in order for our common stock to be listed for trading as we were not in compliance with the criteria for continued listing. In November, 2003, at the request of AMEX, we submitted a plan to come into compliance with the continued listing requirements by April 20, 2005. On April 20, 2005 we submitted a report to AMEX stating that we believed that we had met the requirements of the exchange and had achieved the plan's objectives, including increasing shareholder equity to greater than $4 million as well as meeting various other requirements. AMEX subsequently confirmed our compliance with the listing requirements as of the date of the report, representing the first time since listing on the AMEX that the Company had achieved compliance with the continued listing standards. However, the Company must continue to meet the listing requirements stated in the AMEX rules and AMEX has informed us that due to continuing operating losses it expects us to meet the next shareholder's equity threshold of $6 million. We will be providing a plan to reach the higher equity requirement and while we believe that our plan will be acceptable to AMEX, there can be no assurance that AMEX will accept the plan or that we will accomplish its targets. In the event that the plan is not accepted or we fail to meet its objectives or fail to meet future listing requirements, it is likely that AMEX would initiate de-listing procedures. In the event that our stock is de-listed we would be required to liquidate certain of our Preferred Stock. No assurance can be given that we will be able to meet or maintain the AMEX listing criteria or that our progress will continue to be satisfactory to the AMEX.

If our common stock is delisted from the American Stock Exchange, we also are likely to be subject to the risks relating to penny stocks.

      Our common stock has not been traded above $5.00 in over four years. If our common stock were to be delisted from trading on the American Stock Exchange and the trading price of the common stock remained below $5.00 per share, trading in our common stock would be subject to the requirements of certain rules promulgated under the Exchange Act related to so-called penny stocks. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock and the ability of purchasers to sell our common stock in the secondary market.

The price of our common stock has been, and may continue to be, volatile.

      The market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. Since January 1, 2004, the sale price for our common stock, as reported by the American Stock Exchange has fluctuated from a low of $0.60 to a high of $1.58 per share. The market price of our common stock could be impacted by a variety of factors, including:

      o     announcements  of   technological   innovations  or  new  commercial
            products by us or our competitors.

      o     changes  in  government   regulation   and  policies  which  may  be
            undertaken with respect to security issues related to terrorism, privacy and other matters.

      o developments in the patents or other proprietary rights owned or licensed by us or our competitors.

      o matters related to our financial condition, including our ability to obtain necessary capital.

      o     litigation affecting us or our products.

      o     general market conditions in our industry.

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

      Our Certificate of Incorporation authorizes our board of directors to issue up to 1,500,000 shares of preferred stock, from time to time, in one or more series. Our board of directors is authorized, without further approval of the securityholders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock. The issuance of such stock could adversely affect the voting power of the holders of common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

      We currently lease our Los Angeles facility from Prime Financial Partners, Ltd, a Nevada limited partnership. Our monthly lease payment is $9,315 for 13,000 square feet. The lease expires in April 2010. Bruce Korman, our CEO, is one of the partners of Prime Financial Partners, Ltd. Our Tomco operation leases a 47,000 square foot facility in Los Angeles from the owners of Tomco Auto Products, Inc. Our monthly lease payment is $25,450. The lease expires in April, 2006.

ITEM 3. LEGAL PROCEEDINGS

      In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. ("KIS"), had obtained a judgment against us for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. As of May 31, 2004, we had an accrued liability of $138,000 for this lawsuit. We had filed a petition to vacate the judgment, but in December, 2004, KIS and Cash Technologies, Inc. agreed to a settlement in which we paid KIS $50,000. The balance of the accrued liability of approximately $92,752 has been written off in the quarter ended February 28, 2005.

      In February 2003 Abraham Mirman of Samson Consulting Corp. was hired, inter alia, to provide consulting services and arrange financing for us. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of our stock; either party had the right to terminate after one month for any reason. Shortly thereafter, we terminated the agreement for Samson's failure to perform. In July 2004, Mirman initiated arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson was owed damages. In the arbitration Samson claimed that it was owed fees for the entire 12 month term of the agreement plus attorneys fees. We alleged that Samson had failed to perform its obligations, had failed to provide any promised financing and that Mirman had induced us to enter into the contract under false and deceptive pretenses. In June 2005, an arbitrator determined that the agreement had been terminated after two months and thus awarded Sampson $100,000 in unpaid fees, $21,650 in statutory interest through July 20, 2005 and no attorney fees. We are undertaking an appeal of the arbitrator's decision in New York. In addition, we have initiated a lawsuit against Mirman in California, alleging that he failed to provide financing promised in February, 2003. There can be no assurance that our New York appeal or California case will prove successful and this litigation will continue to incur legal costs until its conclusion.

      In 2001 we delivered stock certificates representing 700,000 shares to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. Thereafter the escrow agent, an attorney, died and we were never able to recover the certificates. In August, 2004 it came to our attention that a party was attempting to transfer 450,000 of the 700,000 shares. We immediately initiated a lawsuit in New York to prevent the transfer of the shares and have them retired. In December, 2004, we reached a settlement in which the shares would be returned to us without any exchange of money. We intend to similarly pursue the recovery of the remaining 250,000 shares, however in the event that we cannot achieve a satisfactory outcome in such effort, or in the event that the pending settlement is not consummated for any reason, some or all of these shares may be treated as outstanding and our Stockholders' Equity line item would have to be adjusted to reflect such additional shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We held an annual shareholders meeting on June 20, 2005. Shareholders were requested to vote and act upon the following several items:

1.    the election of four directors;

2. a proposal to amend the Certificate of Incorporation to increase the authorized number of shares of common stock and preferred stock; and

3. a proposal to amend the Company's 1996 Employee Stock Option Plan and approve options granted thereunder; and

4.    a proposal to amend the Company's Director Option Plan; and

5.    a proposal to approve the  conversion  terms of Series C Preferred  stock;
      and

6.    a proposal to approve the  conversion  terms of Series D Preferred  stock;
      and

7.    a proposal to approve the  conversion  terms of Series F Preferred  stock;
      and

8.    a proposal to ratify the selection of Vasquez & Company, LLP.

At the annual meeting, shareholders representing an aggregate of 12,638,880 shares were present either in person or by proxy, representing 51% of the total outstanding. For purpose of the Meeting, at the record date of May 17, 2005, there were 17,603,031 shares issued and outstanding.

All of the proposals and all of the nominees for directors were approved by shareholders. The voting was as follows:

1.    Election of Directors

Name                     Votes For         Votes Against         Withheld Vote

Bruce Korman             12,595,873             --                  43,007

Richard Miller           12,601,873             --                  37,007

Robert Fagenson          12,599,873             --                  39,007

Kevin Walls              12,601,873             --                  37,007

2.    Proposal to Amend The Certificate Of Incorporation

Votes For           Votes Against      Abstentions/NonVotes     Broker-Non-Vote

8,880,143              177,345                3,600                3,577,792

3.    Proposal to Amend the Employee Option Plan

Votes For           Votes Against      Abstentions/NonVotes     Broker-Non-Vote

8,734,294              321,194                5,600                3,577,792

4.    Proposal to Amend the Director Option Plan

Votes For           Votes Against      Abstentions/NonVotes     Broker-Non-Vote

8,625,952              240,094              195,042                3,577,792

5.    Proposal to Approve Conversion Terms of Series C Preferred Stock

Votes For           Votes Against      Abstentions/NonVotes     Broker-Non-Vote

8,669,864              195,147              196,077                3,577,792

6.    Proposal to Approve Conversion Terms of Series D Preferred Stock

Votes For           Votes Against      Abstentions/NonVotes     Broker-Non-Vote

8,672,564              192,447              196,077                3,577,792

7.    Proposal to Approve Conversion Terms of Series F Preferred Stock

Votes For           Votes Against      Abstentions/NonVotes     Broker-Non-Vote

8,673,464              192,447              195,177                3,577,792

8.    Proposal to Ratify The Selection of Vasquez & Company, LLP

Votes For           Votes Against      Abstentions/NonVotes     Broker-Non-Vote

12,343,371              76,887              218,622                       --

                                     PART II

ITEM 5. MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the American Stock Exchange under the symbol, "TQ".

The following is the range of closing bid prices for the common stock for the periods indicated below:


Year ended May 31, 2004                                   High          Low

Q1      June 1 - August 31                                1.42          0.75

Q2      September 1 - November 30                         1.15          0.88

Q3      December 1 - February 29                          0.15          0.87

Q4      March 1 - May 31                                  1.58          1.15

Year ended May 31, 2005                                   High          Low

Q1      June 1 - August 31                                1.51          1.00

Q2      September 1 - November 30                         1.50          1.11

Q3      December 1 - February 28                          1.45          1.10

Q4      March 1 - May 31                                  1.25          0.85

On September 12, 2005 we had a high and low price of $0.90 and $0.88, respectively.

Dividend Policy

      During the fiscal year ended May 31, 2005, we paid dividends in the amount of $1,340,677 via shares of our common stock and common stock purchase warrants. The declaration in the future of any cash dividends on our common stock will be at the discretion of our board of directors and will depend upon a variety of factors, including our earnings, if any, capital requirements and financial position, as well as the general economic conditions at the time in question. Moreover, the payment of cash dividends on the Common stock in the future could be limited or prohibited by the terms of financing agreements that we may enter into, such as a bank line of credit or an agreement relating to the issuance of other of our debt securities, or by the terms of any preferred stock that are or may be issued and then outstanding.

      During the fiscal year ended May 31, 2005, we accrued dividends of $259,985 for all Preferred Stock outstanding as compared to $336,116 for the fiscal year ended May 31, 2004. As of May 31, 2005, we have accrued dividends of $128,589.

Recent Sales of Unregistered Securities

      In fiscal  quarter ended August 31, 2004, in a private  transaction  under
Section 4(2) of the Securities Act of 1933, as amended, we sold 782 shares of preferred stock for gross proceeds of $782,000. We also issued 204,930 of our common stock purchase warrants with an exercise price of $3.00 and an additional 286,870 with an exercise price of $5.00. All common stock purchase warrants have an exercise life of five (5) years and there was no beneficial conversion recognized in conjunction with this transaction.

      In fiscal quarter ended November 30, 2004, in a private  transaction under
Section 4(2) of the Securities Act of 1933, as amended, we sold 50 shares of preferred stock for gross proceeds of $50,000. We also issued 10,000 of our common stock purchase warrants with an exercise price of $2.50 and an additional 15,000 with an exercise price of $3.50. All common stock purchase warrants have an exercise life of five (5) years.

      In the fiscal quarter ended November 30, 2004, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 456,206 shares of the Company's Common Stock for gross proceeds of $490,000. In addition the Company issued 235,263 five (5) year Common Stock purchase warrants with exercise prices ranging from $2.00 to $3.00.

      In the fiscal quarter ended February 28, 2005, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1,398,216 shares of the Company's Common Stock for gross proceeds of $1,506,100. In addition the Company issued 816,675 five (5) year Common Stock purchase warrants with exercise prices ranging from $2.00 to $5.00.

      In the fiscal  quarter ended May 31, 2005, in private  transactions  under
Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1,042,392 shares of the Company's Common Stock for gross proceeds of $1,095,950. In addition the Company issued 621,000five (5) year Common Stock purchase warrants with exercise prices ranging from $2.00 to $5.00.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, Cintelia Systems Inc., a Delaware corporation,CT Holdings, LLC., a Delaware corporation of which we own 86.65%,Heuristic Technologies, Inc., a Delaware company, formed in May, 2004, to engage in healthcare data processing and debit card issuance and TAP Holdings, LLC (dba Tomco Auto Products), of which we own 89%, formed in November, 2004 to acquire certain assets and assume certain liabilities of Tomco Auto Products, Inc..

      Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2005, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

      Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to have a high level of operating expenses, we will continue to be required to make certain up-front expenditures in connection with our proposed CoinBank machine sales effort and development of EMMA transaction processing system. We anticipate that losses will continue for the foreseeable future. Our expenses have exceeded net revenues since inception. For the fiscal years ended May 31, 2005 and 2004, we sustained net income (losses) of $3.7 million and $(4.4) million, respectively.

      Gross profit for the year ended May 31, 2005, was $1,363,971, as compared to a $33,008 for the year ended May 31, 2004. The increase in gross profit was primarily attributable to the acquisition of Tomco Auto products.

      The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of May 31, 2004, capitalized software costs amounted to $1,446,068. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $155,679 for the fiscal year ended May 31, 2005.

      Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the fiscal year ended May 31, 2003, we amortized an additional $559,569 of capitalized software.

      The current EMMA asset is currently valued at $886,300, which reflects the costs incurred by us in developing the asset, as well as the net realizable value estimated in management's determination. Management believes that its estimates reflect its ability, based upon management's internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained commencing in the early half of 2006 calendar year, and will be obtained fully by the end of the calendar year 2007. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability of corporate entities to purchase software such as the EMMA software.

      In its projections, management has calculated a transaction fee based upon the use of the technology through placement on mobile trucks operated by an independent third party. The transaction charge for use through ATM machines would be higher, because the services available through an ATM located in a bank office would be greater and the expense to us is also greater. The projected transaction fee is based upon management's discussions with potential customers, including bank and non-bank ATM service providers. Management has had significant negotiations with representatives of various large financial institutions regarding the installation of EMMA based products. However, to date we have not entertained any definitive agreements with any institution. According to a study entitled "the Use of Checks and other Non-Cash Payments Instruments in the United States" prepared by the Federal Reserve, there were
42.5 billion checks processed by financial institutions in the United States during the year 2000 about a third of which are of the type that our products are intended to help process.

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

      Previously our market analysis for self-service coin counting machines indicated that retailers were demanding higher profit margins from the operation of these devices than that was being offered through the "free-placement" business model. We concluded that our free-placement program should be supplanted by direct sales of these machines to retail store chains and removed substantially all of our free-placement machines from operation. We are marketing the machines to other equipment manufacturer "OEM" customers (manufacturers of cash handling equipment), companies with existing equipment distribution and service channels and directly to retailers and financial institutions. Although we will continue our direct sales approach with respect to our CoinBank machines, we intend to focus substantially all of our efforts and operations on the continued development and deployment of the EMMA technology.

      Revenues generated from CoinBank machines accounted for approximately 46% of net revenues for the fiscal year ended May 31, 2004 compared to 1% for the fiscal year ended May 31, 2005, with the balance involving software and licensing fees from our EMMA related services and Tomco Auto Products. Although there can be no assurance, we anticipate that the revenue associated with processing fees derived from EMMA transaction processing system will become the primary source of our future revenues.

Results of Operations

Fiscal Year Ended May 31, 2005, Compared to Fiscal Year Ended May 31, 2004

      Revenues for the fiscal year ended May 31, 2005 were $5,718,886 compared to $80,616 for fiscal year 2004. The increase in revenue is attributable to the acquisition of Tomco Auto Products.

      Cost of revenues for the year ended May 31, 2005, was $4,354,915 compared to $47,608 in fiscal year 2004. The Increase in direct costs was primarily the result of the acquisition of Tomco Auto Products.

      Gross profit for the year ended May 31, 2005, was $1,363,971, as compared to $33,008 for the year ended May 31, 2004. The increase in gross profit was primarily attributable to the acquisition of Tomco Auto Products.

      Selling, general and administrative expenses for the year ended May 31, 2005, increased to $4,431,404 compared to expenses of $3,106,495 for the fiscal year 2004. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase was primarily due to the acquisition of Tomco Auto Products.

      Research and development expenses for the fiscal year ended May 31, 2005, was $155,679 compared to $120,000 for the fiscal year ended May 31, 2004. The increase was the result of additional programmer costs incurred.

      Impairment on CoinBank machines for the fiscal ended May 31, 2004 was $154,140. This inventory impairment charge was recognized to reflect a decline in the market value of CoinBank's CB IV machines.

      Depreciation and amortization expenses remained approximately the same at $563,336 during fiscal 2005 from $563,982 in fiscal 2004.

      Other Income for the fiscal year ended May 31, 2005 was $2,235,059 compared to $40,000 for the 2004 period. Income from forgiveness of debt compromised of forgiveness of certain debt and settlement of certain pending lawsuits of the Company and its subsidiaries.

      Interest  expense  for the  fiscal  years 2005 and 2004 was  $380,134  and
$553,767,   respectively.   The  decrease  was  primarily  attributable  to  the
conversion of a majority of the convertible debt in the 2005 period.

      Income Taxes for the fiscal year ended May 31, 2005 was $4,800 compared to $2,400 for the fiscal year ended May 31, 2004. The increase was due to the formation new subsidiaries.

      Minority Interest for the fiscal year ended May 31, 2005 and May 31, 2004, was $657,867 and $(45,244), respectively. The drastic increase in minority interest was directly related to the minority interest of $686,615 associated with the extraordinary gain allocated to the minority interest holder of Tap holdings, LLC.

      Extraordinary gain for the fiscal year ended May 31, 2005 was $6,249,951 resulting from the acquisition of Tomco Auto Products.

      As a result of the foregoing, net income (losses) for the years ended May 31, 2005 and 2004 were $3,655,760 and $(4,382,532), respectively.

Fiscal Year Ended May 31, 2004, Compared to Fiscal Year Ended May 31, 2003

      Gross revenues include equipment sales and licensing fees for the fiscal year ended 2004 and amounted to $80,616 compared to $267,576 for fiscal year 2003. The increase in revenue is attributable to an increase in software and licensing fees.

      Cost of revenues for the year ended May 31, 2004, was $47,608 compared to $193,632 in fiscal year 2003. The decrease in direct costs was primarily the result of product sales mix.

      Gross profit for the year ended May 31, 2004, was $33,008, as compared to a $73,944 for the year ended May 31, 2003. The decrease in gross profit was primarily attributable to a decrease in the volume of software and licensing fees which carry higher margins.

      Selling, general and administrative expenses for the year ended May 31, 2004, increased to $3,106,495 compared to expenses of $2,487,714 for the fiscal year 2003. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. These expenses increase in fiscal '04 is attributable to recognizing $140,771 of fees due to the American Stock Exchange as well as additional consulting fees of $107,916. The stock exchange fees are now being accrued on a monthly basis.

      Depreciation and amortization expenses decreased to $563,982 during fiscal 2004 from $584,731 in fiscal 2003. The decrease was primarily attributable to a decrease in depreciation expense recognized during the 2004 fiscal year of $4,214 compared to $24,963 in 2003.

      Interest expense for the fiscal years 2004 and 2003 was $553,767 and $584,731, respectively. The decrease was primarily attributable to a reduction in interest recognized on the secured investor notes. Several of these notes were converted to common stock during the 2004 fiscal year.

      Minority Interest for the fiscal year ended May 31, 2004 and May 31, 2003, was $45,244 and zero, respectively. The drastic increase in minority interest was directly related to the formation of CT Holdings, LLC.

      As a result of the foregoing, net losses for the years ended May 31, 2004 and 2003 were $4,382,532 and $4,048,345, respectively.

Liquidity And Capital Resources

      Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At May 31, 2005, we had a working capital of $1,867,989 compared to a working capital deficit of $9,354,394 at May 31, 2004. At May 31, 2005, we had a cash balance of only approximately $163,627. We are in immediate need of substantial working capital to continue our business and operations. To date, we have been funding our operations through the issuance of equity in private placement transactions with existing stockholders or persons with whom we have relationships, including affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

      Since inception, we have satisfied our working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from our securityholders. Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2005, which indicated a substantial doubt as to our ability to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs.

      Net cash used in operating activities was $4,088,596 for the fiscal year ended May 31, 2005 compared to $2,972,207 for the fiscal year ended May 31, 2004. The increase of Net cash used by operating activities, during the 2005 period was primarily due to the effects of the decreases in accrued interest of $176,801 and accrued liabilities of $957,107.

      Net cash used in investing activities for the fiscal year ended May 31, 2005, was $2,353,217 as compared to $5,266 for the fiscal year ended May 31, 2004. The increase in used in investing activities for 2005 was primarily attributable to increases in acquisition of subsidiary of $2,328,597.

      Net cash provided by financing activities for the fiscal year ended May 31, 2005, was $6,584,589 as compared to $2,996,550 for the fiscal year ended May 31, 2004. The increase in Net cash provided by financing activities for 2005 was primarily attributable to increases in proceeds from the issuance of common stock of $1,00,940 , $1,883,674 from the proceeds from short-term debt and $707,000 in proceeds from the issuance of preferred stock

      In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which, we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity in November, 2005. We do not have sufficient capital to repay this debt. We intend to seek to enter into another modification with G.E. Capital, but there can be no assurance that we will be able to do so. As of May 31, 2005, we owed G.E. Capital $3,683,045, which includes the principal, financing fees and unpaid interest. As of September10, 2005, the loan was current.

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

      Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive two replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of five years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the secured convertible debt to the noteholders. The proposed terms included reducing the conversion price of the notes to $2.50 per share and the exercise price of the warrants to $0.65. As of May 31, 2005, we still owed $389,141 in principal and interest to the seven remaining noteholders.

      In November 2005, TAP Holdings, LLC. established a line of credit with BFI Business Finance. The maximum amount available under the line of credit is $2,000,000, limited to 60% of eligible accounts receivable plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (10% at May 31, 2005). Any outstanding balance under the credit line is due November 5, 2006. The line of credit is collateralized by a security interest in the TAP's accounts receivable, inventories, property and equipment, and certain other assets. TAP must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement. As of May 31, 2005, there was $1,936,318 outstanding on this line of credit approximately $63,000 available under its line of credit.

      Subsequent to May 31, 2005, the Company was in an overadvance position with its Secured Lender. This is a technical breach and/or default under the agreement. As of the issuance of these statements, the Company has not cured the breach and/or default. The Secured Lender has not issued a waiver nor exercised any of its rights under the Loan and Security Agreement.

      In Fiscal  quarter ended August 31, 2004, in a private  transaction  under
Section 4(2) of the Securities Act of 1933, as amended, we sold 782 shares of preferred stock for gross proceeds of $782,000. We also issued 204,930 of our common stock purchase warrants with an exercise price of $3.00 and an additional 286,870 with an exercise price of $5.00. All common stock purchase warrants have an exercise life of five years and there was no beneficial conversion recognized in conjunction with this transaction.

      In fiscal quarter ended November 30, 2004, in a private  transaction under
Section 4(2) of the Securities Act of 1933, as amended, we sold 50 shares of preferred stock for gross proceeds of $50,000. We also issued 10,000 of our common stock purchase warrants with an exercise price of $2.50 and an additional 15,000 with an exercise price of $3.50. All common stock purchase warrants have an exercise life of five years and there was no beneficial conversion recognized in conjunction with this transaction.

      In the fiscal quarter ended November 30, 2004, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 456,206 shares of the Company's Common Stock for gross proceeds of $490,000. In addition the Company issued 235,263 five year Common Stock purchase warrants with exercise prices ranging from $2.00 to $3.00.

      In the fiscal quarter ended February 28, 2005, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1,398,216 shares of the Company's Common Stock for gross proceeds of $1,506,100. In addition the Company issued 816,675 five year Common Stock purchase warrants with exercise prices ranging from $2.00 to $5.00.

      In the fiscal  quarter ended May 31, 2005, in private  transactions  under
Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1,042,392 shares of the Company's Common Stock for gross proceeds of $1,095,950. In addition the Company issued 621,000 five year Common Stock purchase warrants with exercise prices ranging from $2.00 to $5.00.

SIGNIFICANT ACCOUNTING POLICIES

      We have designated our CoinBank machines and parts as being held for sale. CoinBank machines held for sale are recorded at the lower of the cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. During the fourth quarter of fiscal year 2004, management evaluated the estimated fair market value of these machines and subsequently recorded an impairment loss of $154,140. As of May 31, 2005, the carrying value of the CoinBank machines is $638,283.

      Property and equipment are stated at cost less accumulated depreciation. Provision for depreciation is computed using the straight-line method over the estimated useful lives of the related asset, ranging from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

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

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, FASB issued SFAS No. 123 (revised), Accounting for Stock Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions); the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 for small business issuers. We apply APB Opinion No. 25 in accounting for stock based compensation (options). The amended provisions of SFAS No. 123 had no material effect on our consolidated financial position or results of operation for the fiscal year ended May 31, 2005.

      In December 2004, the FASB issued SFAS No. 151, Inventory costs - an amendment of ARB No. 43, Chapter 4, "Inventory Pricing" to clarify the accounting for abnormal amounts of idel facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

      The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively.

      We considering the provisions of SFAS No. 151 and its prospective effect on inventory costs incurred during periods beginning after the date of adoption.

      In December 2004, FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS 153 addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are considering the provisions of SFAS No. 153 and its effect on nonmonetary exchanges in the future.

      In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 applies to all voluntary accounting principle changes as well as the accounting for and reporting of such changes. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

      SFAS 154 requires voluntary changes in accounting principle be retrospectively applied to financial statements from previous periods unless such application is impracticable. Changes in depreciation, amortization, or depletion for long-lived, non-financial assets accounted for as a change in accounting estimate that is affected by a change in accounting principle, under the newly issued standard.

      SFAS 154 replaces APB Opinion No. 20 and SFAS 3. SFAS 154 carries forward many provisions of Opinion 20 and SFAS 3 without change including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. The FASB decided to completely replace Opinion 20 and SFAS 3 rather than amending them in keeping to the goal of simplifying U.S. GAAP. The provisions of SFAS No. 154 are not expected to have a material effect on the Company's consolidated financial position or results of operation.

                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cash Technologies, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Cash Technologies, Inc. and Subsidiaries (the "Company") as of May 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cash Technologies, Inc. and Subsidiaries as of May 31, 2005 and 2004 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1(a) to the consolidated financial statements, the Company has suffered significant recurring losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of the uncertainty.


                                             /s/ VASQUEZ & Company LLP

Los Angeles, California
August 17, 2005.

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                MAY 31, 2005      MAY 31, 2004
                                                                               --------------    --------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                      $      163,627    $       20,951
Accounts receivable                                                                 1,734,616             2,383
Prepaid expenses and other current assets                                             749,954             4,000
Other receivable (net of allowance $21,000)                                            28,035            28,035
Inventory (net of allowance $1,180,000) (Note 2)                                    8,508,323                --
                                                                               --------------    --------------
Total Current Assets                                                               11,184,555            55,369

CoinBank machines held for sale (Note 1(n))                                           638,283           675,439

PROPERTY AND EQUIPMENT (net) (Note 3)                                                  51,084            30,104

CAPITALIZED SOFTWARE COSTS (Note 1(4))                                                886,300         1,446,068

CDHC PREFERRED STOCK (Note 10)                                                        900,901                --

OTHER ASSETS                                                                          449,745            93,822
                                                                               --------------    --------------

TOTAL ASSETS                                                                   $   14,110,868    $    2,300,802
                                                                               ==============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 4)                                   $    5,654,098    $    4,478,997
Due to Officers and Directors                                                           8,915             9,415
Convertible debt (Note 5)                                                             472,975           751,566
Due to Shareholders (Note 5)                                                          270,750            70,250
Accounts payable                                                                    1,767,042         1,210,382
Accrued liabilities                                                                 1,014,197         1,482,072
Bankoverdraft                                                                              --           197,800
Dividend payable                                                                      128,589         1,209,281
                                                                               --------------    --------------

Total Current Liabilities                                                           9,316,566         9,409,763

Long-Term Notes Payable (Note 6)                                                       13,807                --
                                                                               --------------    --------------

TOTAL LIABILITIES                                                                   9,330,373         9,409,763
                                                                               --------------    --------------

COMMITMENTS & CONTINGENCIES (Note 7)                                                       --                --

MINORITY INTEREST (Note 14)                                                           634,666           (23,200)

STOCKHOLDERS' EQUITY (DEFICIENCY): (Note 6)

Cumulative Redeemable Preferred Stock, 1,000,000 shares authorized,
657,093 and 646,091  shares issued and outstanding at May 31, 2005 and 2004         4,195,812         1,883,688

Common Stock, $0.01 par value, 20,000,000 shares authorized,
18,321,490 and 14,358,446 issued and outstanding at May 31, 2005 and 2004             183,300           143,669

Additional Paid-In-Capital                                                         36,652,496        30,292,720
Accumulated Deficit                                                               (36,885,779)      (39,405,838)
                                                                               --------------    --------------

Total stockholders' deficiency                                                      4,145,828        (7,085,761)
                                                                               --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                        $   14,110,868    $    2,300,802
                                                                               ==============    ==============

                 See notes to consolidated financial statements

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  FISCAL YEAR ENDED
                                                                                     ENDED MAY 31,
                                                                                 2005             2004
                                                                            --------------    --------------
NET REVENUES                                                                $    5,718,886    $       80,616
COST OF REVENUES                                                                 4,354,915            47,608
                                                                            --------------    --------------

GROSS PROFIT (LOSS)                                                              1,363,971            33,008
                                                                            --------------    --------------

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE                                       4,431,404         3,106,495
RESEARCH AND DEVELOPMENT                                                           155,679           120,000
IMPAIRMENT ON COIN MACHINES                                                             --           154,140
DEPRECIATION & AMORTIZATION EXPENSE                                                563,336           563,982
                                                                            --------------    --------------

OPERATING LOSS                                                                  (3,786,449)       (3,911,609)
                                                                            --------------    --------------

OTHER INCOME (Note 14)                                                          (2,235,059)          (40,000)

INTEREST EXPENSE                                                                   380,134           553,767
                                                                            --------------    --------------

LOSS BEFORE INCOME TAXES                                                        (1,931,524)       (4,425,376)
                                                                            --------------    --------------

INCOME TAXES                                                                         4,800             2,400

MINORITY INTEREST (Note 13)                                                       (657,867)           45,244

EXTRAORDINARY GAIN (Note 15)                                                    (6,249,951)               --

NET INCOME (LOSS)                                                           $    3,655,760    $   (4,382,532)
                                                                            --------------    --------------

Dividends & deemed dividends                                                $    1,135,700    $      716,200

Net income (loss) allocable to common
shareholders                                                                $    2,520,060    $   (5,098,732)

Basic and diluted net income (loss) per share before extraordinary income   $        (0.24)   $        (0.44)

Basic and diluted net income (loss) per share extraordinary income          $    0.40/0.26    $           --

Basic and diluted net income (loss) per share                               $    0.16/0.10    $        (0.44)

Basic and diluted weighted average
shares of common stock outstanding                                   15,647,493/24,368,938        11,628,865
                                                                            ==============    ==============

                 See notes to consolidated financial statements

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 Fiscal Year ended May 31, 2004 and May 31, 2005

                                                                                                                       Total
                                    Common Stock                Preferred Stock         Additional                  Stockholders'
                              ------------------------       ----------------------      Paid-in      Accumulated      Equity
                                 Shares         Amount        Shares       Amount        Capital        Deficit     (Deficiency)
                              --------------------------------------------------------------------------------------------------
Balance May 31, 2003           8,511,253        85,191       645,966      1,758,688     22,753,598    (34,307,055)    (9,709,578)
                              ==================================================================================================

Common stock payments
to consultants                   646,418         6,464            --             --        634,595             --        641,059

Beneficial conversion
of warrants                           --            --            --             --        380,084       (380,084)            --

Unit purchase -
common stock                   2,979,757        29,795            --             --      2,150,697             --      2,180,492

Unit purchase -
preferred stock                       --            --           125        125,000             --             --        125,000

Conversion of notes
payable to common stock        1,510,814        15,108            --             --      3,758,941             --      3,774,049

Conversion of notes
payable to common stock
purchase warrants                     --            --            --             --        127,981             --        127,981

Conversion of warrants
to common stock                  550,440         5,504            --             --        352,981             --        358,485

Misc                                  --            --            --             --         (2,261)           (51)        (2,312)

Dividends paid with
common stock                     159,764         1,607            --             --        136,104             --        137,711

Dividends accrued on
preferred stock                       --            --            --             --             --       (336,116)      (336,116)

Net income (loss)                     --            --            --             --             --     (4,382,532)    (4,382,532)

Balance May 31, 2004          14,358,446   $   143,669       646,091    $ 1,883,688     30,292,720    (39,405,838)    (7,085,761)
                              ==================================================================================================

Common stock payments
to consultants                   353,334         3,534            --             --        379,800             --        383,334

Common stock warrant
payments to consultants               --            --            --             --         71,636             --         71,636

Unit purchase -
common stock                   2,943,077        29,430            --             --      2,922,148             --      2,951,578

Beneficial conversion
of warrants                           --            --            --             --        875,716       (875,716)            --

Unit purchase -
preferred stock                       --            --         1,007      2,324,624             --             --      2,324,624

Conversion of warrants
to common stock                  279,682         2,798            --             --        185,817             --        188,615

Conversion of preferred
stock to common stock              7,812            78            (5)       (12,500)        12,422             --             --

Conversion of notes
payable to common stock          165,461         1,654            --             --        248,373             --        250,027

Investment in subsidiary              --            --            --             --        323,433             --        323,433

Misc                               1,890            --         1,890

Dividends paid with
common stock                     213,678         2,137            --             --      1,338,541             --      1,340,678

Dividends accrued on
preferred stock                       --            --            --             --             --       (259,985)      (259,985)

Net income (loss)                     --            --            --             --             --      3,655,760      3,655,760

--------------------------------------------------------------------------------------------------------------------------------
Balanace for May 31, 2005     18,321,490   $   183,300       647,093    $ 4,195,812     36,652,496    (36,885,779)     4,145,828
================================================================================================================================

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASHFLOWS

                                                                FISCAL YEAR ENDED MAY 31
                                                                 2005              2004
                                                            --------------    --------------
OPERATING ACTIVITIES:
Net loss                                                    $    3,655,760    $   (4,382,532)
Adjustments to reconcile net loss to net cash used by
operating activities:
Extraordinary Gain                                              (5,589,956)
Minority interest                                                   (2,129)          (45,244)
Amortization of capitalized software                               559,768           559,768
Noncash deemed interest expense                                         --                --
Gain on forgiveness of debt                                     (2,235,059)
Noncash compensation expense                                            --           270,663
Depreciation expense                                                66,235             4,213
Impairment of CoinBank machines held for sale                           --           154,140

Changes in operating assets and liabilities:

Account receivable                                                 (77,059)              101
CoinBank machines held for sale                                     23,942            32,511
Prepaid expenses and other current assets                          (11,071)               57
Other assets                                                        14,120           (24,635)
Accounts payable                                                   330,223           148,212
Accrued interest                                                    93,553           270,354
Accrued expenses and other current liabilities                    (916,922)           40,185
                                                            --------------    --------------

Net cash used in operating activities                           (4,088,596)       (2,972,207)
                                                            --------------    --------------

INVESTING ACTIVITIES:

Net acquisition cost of Tomco                                   (2,328,597)               --
Purchase of property and equipment                                 (24,720)           (5,266)
                                                            --------------    --------------

Net cash provided by (used in) investing activities             (2,353,317)           (5,266)
                                                            --------------    --------------

FINANCING ACTIVITIES:

Proceeds from conversion of warrants                               188,615           357,785
Proceeds from the issuance of warrants                                  --            75,000
Net proceeds from issuance of preferred stock                      832,000           125,000
Proceeds from short-term debt                                    2,069,926           186,255
Proceeds from equity holder                                        200,758                --
Repayments on short-term debt                                     (258,585)         (298,425)
Proceeds from sale of common stock                               3,551,875         2,550,935
                                                            --------------    --------------

Net cash provided by financing activities                        6,584,589         2,996,550
                                                            --------------    --------------

CHANGE IN CASH AND CASH EQUIVALENTS                                142,676            19,077

Cash and Cash Equivalents, Beginning of Year                        20,951             1,874
                                                            --------------    --------------

Cash and Cash Equivalents, End of Year                      $      163,627    $       20,951
                                                            ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

              Income taxes                                  $        4,800    $        2,400

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

      Conversion from convertible debt to common stock      $      250,024    $    3,774,049
      Conversion of preferred stock into common stock       $       12,500    $           --
      Impairment of CoinBank machines                       $           --    $      154,140
      Issuance of common stock for services performed       $      390,000    $      641,059
      Dividends declared on preferred stock                 $      259,985    $      336,116
      Dividends paid on preferred stock with common stock   $    1,340,677    $      137,711
      Deemed dividend on warrants issued                    $      875,715    $      380,084
      Conversion of shareholder warrants                    $      620,535    $      357,781

      Total assets purchased                                $   10,798,988    $           --
      Total liabilities assumed                             $    2,299,037    $           --
                                                            --------------
      Net assets purchased                                  $    8,499,951    $           --
      Bank debt assumed                                     $   (1,600,000)   $           --
      Cash paid as investment in subsidiary                 $     (650,000)   $           --
                                                            --------------
      Extraordinary gain                                    $    6,249,951    $           --
                                                            ==============

                 See notes to consolidated financial statements

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

      (a) "Going Concern"--The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have significant losses from operations and have used significant amounts of cash for operations during the last five years. Although as of May 31, 2005, we have both positive working capital and net equity operating losses have continued throughout 2005.

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

            We plan to increase revenues and reduce our costs in order to generate sufficient positive cash flow beginning in second quarter of fiscal year 2006. While we believe that our financing and revenue generation plans will be successful, no assurances can be given that we will be successful and that we will continue as a going concern.

      (b) Basis of Consolidation--The accompanying consolidated financial statements include the accounts of Cash Technologies, Inc. ( "CTI "), a Delaware corporation, and our wholly-owned subsidiaries, National Cash Processors, Inc. ( "NCP "), Cintelia, Inc, CT Holdings, LLC, Heuristic Technologies, Inc., TAP Holdings, LLC. and CoinBank Automated Systems ( "CAS ") together the "Company."
            CoinBank Automation Handels GmbH, Salzburg, Austria ("CoinBank Europe" or "CBE") was treated as a division of CoinBank Automated Systems during this period and was consolidated into CoinBank Automated Systems. All significant inter-company transactions and accounts have been eliminated in consolidation. CTI was incorporated in August 1995. In January 1996, a few of our affiliates exchanged their stock in NCP as part of a combination of entities under common control. CAS was incorporated in November 1995 Cintelia in December 2001, CT Holdings, LLC in June 2002, Heuristic Technologies in May 2004 and Tap Holdings in November 2004. As of May 31, 2005 we own 86.35% of CT Holdings, LLC and 89% of TAP Holdings, LLC.

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

            On November 5, 2004 TAP Holdings, LLC (dba Tomco Auto Products or the "Company") acquired substantially all of the assets and assumed certain liabilities of Tomco Auto Products, Inc. The Company is engaged primarily in the remanufacture and sale of carburetors, throttle body injection systems and diesel injection pumps, for domestic and foreign automobiles and light trucks, to automotive warehouse distributors and retailers throughout the United States.

            The Company sells units for automobiles and trucks manufactured from 1932 through 1995. In order to maintain its high order fill rate, which exceeds industry averages, the Company maintains a large carburetor core inventory. Although certain cores remain on hand longer than a normal operating cycle, the Company considers the entire core inventory necessary to maintain a high level of service to its customers along with keeping a broad range of product offerings available.

      (d) Fiscal Year--CTI's fiscal year ended May 31, 2005 but TAP Holdings, LLC's fiscal year ends on the last Sunday in May, which normally results in a 52 or 53 week year. Since the Company began operations on November 5, 2004 the fiscal 2005 year consists of only 32 weeks.

      (e) Revenue Recognition--The Company recognizes sales when products are shipped. Net sales reflect reductions for cores returned for credit and other returns and allowances.

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

      (g) Advertising Costs--The Company expenses advertising costs when the advertising takes place.

      (h) Warranty Policy--The Company offers a limited ninety-day warranty on products sold. Warranty costs relating to this limited warranty policy are estimated and recorded as warranty obligations at the time of sale based on historical return rates.

      (i)   Shipping  and  Handling  Fees  and  Costs--In  September  2000,  the
            Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10"). EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in selling expenses and totaled $232,199 for the year ended May 31, 2005.

      (j) Cash Equivalents--We consider all investments purchased with an original maturity of three months or less to be cash equivalents.

      (k) Cash--The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash.

      (l) Trade & Other Receivables--Receivables are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past due receivable balances are written-off when collection efforts have been unsuccessful in collecting the amount due. As of May 31, 2005 the Company had an Allowance for Bad Debts of $50,000.

      (m) Inventories--The Company's inventory consists of used cores, replacement component parts, and carburetors and diesel pumps in process or completed. The inventory values are based on historical standards less obsolescence and acquisition reserves. Standards are reviewed and adjusted, if necessary, at fiscal year end. The standards are valued on a lower of cost or market basis. As of May 31, 2005 an obsolescence reserve of $1,180,000 has been established. The reserve against the standard cost, which had been established by the seller.

      (n) CoinBank Machines Held for Sale--CTI has designated CoinBank machines and parts as being held for sale. CoinBank machines held for sale are recorded at the lower of cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. During the fourth quarter of fiscal year 2004, management evaluated the estimated fair market value of these machines and subsequently recorded an impairment loss of $154,140. As of May 31, 2005, the carrying value of the CoinBank machines is $638,283.

      (o) Property and Equipment--Property and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using the straight-line method over the estimated useful lives of the related asset, ranging from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

      (p) Impairment of Long-Lived Assets--We have evaluated long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (un-discounted and without interest charges) from the use of an asset is less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

      (q) Other Assets--Other Assets are carried at cost and are amortized using a straight-line method. The organization costs are being amortized over five years and the deferred loan fees are being amortized over the life of the loan.

      (r) Income Taxes--We have filed a consolidated federal income tax return and a combined California franchise tax return. Deferred income taxes have been recognized for temporary differences between the financial reporting and income tax bases of assets and liabilities, which are based on the enacted tax rates expected to be in effect when such amounts are expected to be realized or settled. A valuation allowance is established when necessary to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the year plus or minus the change during the year in deferred income taxes.

      (s) Employee Stock Option--We have adopted statement of financial accounting standard No. 123, "Accounting for Stock-Based Compensation"(SFAS No. 123), as of June 1, 1998, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS No. 123, We have chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock option is measured as the excess, if any, of the fair market price of our stock at the date of grant over the amount an employee must pay to acquire the stock.

            Also, in accordance with SFAS No. 123, we have provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date on the value of the award and is recognized over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost in excess of the fair value of the stock as determined by the model at the grant date or other measurement date over the amount an employee must pay to acquire the stock.

      (t) Basic and Diluted Net Income (Loss) per Common Share--Basic and diluted net income (loss) per common share is based on the weighted average number of common shares outstanding during the respective periods. Statement of Financial Accounting Standards No. 128, "Earnings per Share" issued by the FASB is effective for financial statements with fiscal years and interim periods ending after December 15, 1997. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings, such as stock options, warrants or convertible debentures. Stock options and warrants outstanding during the periods presented were not included in diluted earnings per share since their effect would be anti-dilutive.

      (u) Fair Value of Financial Instruments--Financial instruments consist of accounts receivable and payable, which have a fair value approximating the book value due to their short-term nature; notes payable for which fair value approximates book value due to interest rates on long-term debt approximate current interest rates, and amounts due to stockholders have a fair value that cannot be determined due to the related-party nature of the transactions.

      (v) Concentration of Suppliers--We are dependent on third-party manufacturers for the production of the components incorporated into CoinBank machines and currently purchase substantially all of our requirements of specially designed or modified components from single source suppliers. We purchased certain of these components pursuant to open purchase orders placed from time to time in the ordinary course of business. Although we currently believe that alternative sources for these components are readily available, failure or delay by any manufacturer in providing components to us on commercially reasonable terms, or at all, in the absence of readily available alternative sources, could result in interruptions in our ability to continue the assembly and installation of CoinBank machines and have a material adverse effect on our operations.

      (w) Capitalized Software -- The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of May 31, 2004, capitalized software costs amounted to $1,446,068. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $155,679 for the fiscal year ended May 31, 2005.

            Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the fiscal year ended May 31, 2005 we amortized an additional $559,768 of capitalized software.

            As of May 31, 2005, the current EMMA asset is valued at $886,300, which reflects the costs incurred by us in developing the asset, as well as the net realizable value estimated in management's determination. Management believes that our estimates reflect our ability, based upon management's internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained commencing in the earlier half of 2006 calendar year, and will be obtained fully by the end of the calendar year 2007. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability of corporate entities to purchase software such as the EMMA software.

            In our projections, management has calculated a transaction fee based upon the use of the technology through placement on mobile trucks operated by an independent third party. The transaction charge for use through ATM machines would be higher, because the services available through an ATM located in a bank office would be greater and the expense to us is also greater. The projected transaction fee is based upon management's discussions with potential customers, including bank and non-bank ATM service providers. Management has had significant negotiations with representatives of various large financial institutions regarding the installation of EMMA based products. However, to date we have not entertained any definitive agreements with any institution. According to a study entitled "the Use of Checks and other Non-Cash Payments Instruments in the United States" prepared by the Federal Reserve, there were 42.5 billion checks processed by financial institutions in the United States during the year 2000 about a third of which are of the type that our products are intended to help process.

            Much of our SG&A costs are fixed in nature, therefore, as volume of transactions and revenues increase, the SG&A does not increase proportionately.

            There can be no assurance that management's estimates will prove accurate, and investors should be aware that in the event these estimates are inaccurate, a write down of all or a portion of this asset may be required.

      (x) Concentration of Credit Risk--Financial instruments that potentially subject us to a concentration of credit risk consists primarily of accounts receivable. The receivables are unsecured, and we perform ongoing credit evaluations of our customers.

      (y) Reclassification--Certain reclassifications have been made to the May 31, 2004 financial statements to conform to the May 31, 2005 presentation.

NOTE 2 - INVENTORIES

                  As of May 31, 2005 inventories consist of the following:

                  Finished Goods                                $  1,492,422
                  Work in Process                                    700,158
                  Cores                                            6,288,459
                  Component Parts                                  1,207,284
                                                                ------------

                        Inventories at Standard Cost               9,688,323

                  Provision for Obsolescence                      (1,180,000)
                                                                ------------

                        Net Carrying Value of Inventories       $  8,508,323

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                       2005             2004
                                                    ----------       ----------
Transportation Equipment.......................     $   15,561               --
Computer equipment.............................        145,483          166,757
Office Equipment...............................          2,061               --
Other equipment ...............................         32,135           32,135
                                                    ----------       ----------
      Total Property and Equipment.............     $  195,239       $  196,892
      Less Accumulated Depreciation............        144,155          166,788
                                                    ----------       ----------
                                                    $   51,084       $   30,104
                                                    ==========       ==========

NOTE 4 - NOTES PAYABLE

-----------------------------------------------------------------------------------------------------------------------
                                                            Additions             Adjustments
              Loan                  Balance 6/1/04      6/1/04 to 5/31/05      6/1/04 to 5/31/05       Balance 5/31/05
------------------------------     ----------------    -------------------    -------------------     -----------------
GE Capital Principal               $      3,288,465    $                --    $                --     $       3,288,465

GE Capital Interest                         677,746                317,847               (601,013)              394,580

BFI Business Finance                             --              3,883,515             (1,947,197)            1,936,318

Notes Payable - TAP                              --                 34,735                     --                34,735

Notes Payable - Kiosk                        77,852                     --                (77,852)                   --

Notes Payable - CAS Europe                  434,934                     --               (434,934)                   --
                                   ----------------    -------------------    -------------------     -----------------

Totals                             $      4,478,997    $         4,236,097    $        (3,060,996)    $       5,654,098
-----------------------------------------------------------------------------------------------------------------------

In 1997, we entered into a credit  agreement with G.E.
Capital  Corporation,  or G.E.  Capital,  pursuant  to
which  we  borrowed  $5,500,000  for the  purchase  of
CoinBank  component  equipment,  working  capital  and
general  corporate  purposes.  Due to our inability to
repay G.E. Capital on the original terms, on September
29,  2000 we entered  into the first of  several  loan
modifications  with G.E. The most recent  modification
requires  interest-only payments at a rate of 9.5% and
the  entire  unpaid  balance  is  due at  maturity  in
November,  2005. We do not have sufficient  capital to
repay  this  debt.  We  intend  to seek to enter  into
another  modification with G.E. Capital, but there can
be no  assurance  that we will be able to do so. As of
May 31, 2005, we owed G.E. Capital  $3,683,045,  which
includes  the  principal,  financing  fees and  unpaid
interest..............................................   $3,683,045   $3,966,211

The maximum amount  available under the line of credit
is  $2,000,000,  limited to 60% of  eligible  accounts
receivable  plus  60%  of  eligible  inventory  up  to
$1,000,000, less any availability reserves, as defined
in the loan agreement.  Interest is payable monthly at
4.0% per annum above the prime  interest  rate (10% at
May 31,  2005).  Any  outstanding  balance  under  the
credit  line is due  November  5, 2006.  As of May 31,
2005, there was $1,936,318 outstanding on this line of
credit approximately  $63,000 available under its line
of credit.............................................

The line of credit  is  collateralized  by a  security
interest  in  the   Company's   accounts   receivable,
inventories, property and equipment, and certain other assets. The Company must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement.

Subsequent  to May 31,  2005,  the  Company  was in an
overadvance  position with its Secured Lender. This is
a technical breach and/or default under the agreement.
As of the  issuance of these  statements,  the Company
has not cured the breach and/or  default.  The Secured
Lender has not issued a waiver  nor  exercised  any of
its    rights    under    the   Loan   and    Security
Agreement.......                                          1,936,318           --

In March  2001,  the  European  division  of  CoinBank
obtained a  short-term  line of credit  which has been
used  for  working  capital  and  development  of  the
European    version   of   the   CoinBank    machines.
Furthermore,  the bank as collateral is holding 50,000
shares of our common stock ...........................           --      434,934

At May 31, 2005 TAP Holdings,  LLC. had a loan payable
outstanding  to the Seller of Tomco Auto  Products  in
the amount of $34,735.................................       34,375           --

Enhancement  work done on coin  machines was converted
into a note payable with the vendor.  The loan matured
on  February  2001.  The  interest  rate is at 10% and
interest  payments  are made on a  monthly  basis.  In
June,  2002  we were  notified  that a  vendor,  Kiosk
Information  Systems,  Inc.  ("KIS"),  had  obtained a
judgment  against us for $129,567  allegedly  owed for
services rendered in 1999, plus interest and attorneys
fees.  Upon learning of the judgment,  we notified KIS
that we have never been served with a lawsuit  related
to this matter and were  unaware of the  existence  of
the case. Subsequent settlement  negotiations resulted
in a tentative  settlement  agreement with KIS on July
7,  2003  which had not been  performed  as of May 31,
2004. Also as of May 31, 2004, Cash  Technologies  has
an accrued liability of $138,000 for this lawsuit. The
Company had filed a petition  to vacate the  judgment,
but In August,  2004, KIS and Cash Technologies,  Inc.
verbally   agreed  to  a  settlement   in  which  Cash
Technologies  would pay KIS $50,000 and the balance of
the accrued liability of $88,000 has be written off in
the second quarter of 2005 ...........................           --       77,852

                                                          5,654,098    4,478,997

      Less current portion............................    5,654,098    4,478,997
                                                         -----------------------

Long term maturity....................................   $       --   $       --
                                                         ==========   ==========

NOTE 5 - CONVERTIBLE DEBT

                                                    Additions     Adjustments
                                                    6-1-04 to      6-1-04 to
         Description             Bal. @ 6/01/04      5/31/05        5/31/05      Bal. @ 5/31/05
         ------------            --------------    ----------     -----------    --------------
Convertible Debt--Principal LT    $   552,018              --     $  (217,006)    $   335,012

Convertible Debt--Interest            199,548          67,706        (129,291)        137,963

Convertible Debt--Stockholders         70,750         200,000              --         270,750
                                  -----------     -----------     -----------     -----------

         Totals                   $   822,316     $   267,706     $  (346,297)    $   743,725

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

Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of fie years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. As of February 28, 2003 we had restructured $2,587,000 of the notes, representing thirty-five (35) of the forty-eight (48) noteholders, or approximately 77% of the total dollar amount of notes outstanding. As part of the restructuring process we reclassified $339,722 of interest accrued as part of the reissued notes. During the fiscal year ended May 31, 2004, noteholders representing $3,774,049 of principal and interest, approximately 83% of the total value of notes, have converted their notes into 1,510,814 shares of our common stock at $2.50 per share. We are in discussions with the remaining noteholders. As of May 31, 2005, we still owed $389,141 in principal and interest to the remaining noteholders. There can be no assurance that the remaining noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

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

NOTE 6 - LONG TERM DEBT

      As of May 31, 2005 long term debt consists of the following:

      Note Payable - Truck (a)                                $  18,542
      Note Payable - Unsecured (b)                               30,000
                                                              ---------
                                                                 48,542
     Less: Current Maturities                                    34,735
                                                              ---------

     Total                                                    $  13,807

      (a) The note, which is collateralized by a security interest in a truck, is payable in monthly installments of $450, including interest at 7.49% per annum.

      (b) The note, which is unsecured, matures in February, 2006. The note, which is payable to a broker for services in connection with the Company's line of credit, accrues interest at 3% per annum above the prime interest rate (9% as of May 31, 2005) and is subordinated to the Company's Secured Lender.

NOTE 7 - MAJOR CUSTOMERS AND SUPPLIERS

During the fiscal year ended May 31, 2005 the TAP had sales to two customers that accounted for 67.9% of net sales. As of May 31, 2005 the amount due from these two customers accounted for 78% of the outstanding accounts receivable.

TAP purchased 89% of its component parts inventory from two suppliers during the fiscal year ended May 31, 2005. These suppliers accounted for 11% of the accounts payable balance as of May 31, 2005.

NOTE 8 - INCOME TAXES

As of May 31, 2005, we had available federal net operating loss ("NOL") carry-forwards that approximate $33.6 million and may be applied against future taxable income through tax year 2024. State NOL carry-forward is approximately $20.1 million and expire through tax year 2011. A 100% valuation reserve has been set up to entirely offset any deferred tax asset since it is more likely than not that the deffered tax asset will not be realized.

As of May 31, 2004, we had available federal net operating loss ("NOL") carry-forwards that approximate $30.8 million and may be applied against future taxable income through tax year 2024. State NOL carry-forward is approximately $18.5 million and expire through tax year 2010. A 100% valuation reserve has been set up to entirely offset any deferred tax asset since it is more likely than not that the deffered tax asset will not be realized.

NOTE 9 - STOCKHOLDERS' EQUITY

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

In July, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 26 units at an aggregate of $10,000 of our securities to seven stockholders. The unit comprised of (i) 15,385 shares of common stock and (ii); 5,000 common stock purchase warrants. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

On July 30, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 1 unit at an aggregate of $50,000 of our securities to a stockholder. The unit comprised of 76,924 shares of common stock. There were no warrants awarded in conjunction with this offering.

On September 2, 2003, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold five units at an aggregate of $25,000 of our securities to 2 European stockholders. The unit comprised of (i) 38,462 shares of common stock and (ii); 12,821 common stock purchase warrants. We received gross proceeds of $125,000 in conjunction with this placement. The warrants have an exercise price of $1.00 per share and are exercisable for five years.

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

We issued 646,418 shares of common stock for $1.00-$1.35 per share for various consulting services during the fiscal year ended May 31, 2004

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

In fiscal quarter ended August 31, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 782 shares of preferred stock for gross proceeds of $782,000. We also issued 204,930 of our common stock purchase warrants with an exercise price of $3.00 and an additional 286,870 with an exercise price of $5.00. All common stock purchase warrants have an exercise life of five years and there was no beneficial conversion recognized in conjunction with this transaction.

In fiscal quarter ended August 31, 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 782 shares of preferred stock for gross proceeds of $782,000. We also issued 204,930 of our common stock purchase warrants with an exercise price of $3.00 and an additional 286,870 with an exercise price of $5.00. All common stock purchase warrants have an exercise life of five years and there was no beneficial conversion recognized in conjunction with this transaction.

In fiscal  quarter  ended  November 30,  2004,  in a private  transaction  under
Section 4(2) of the Securities Act of 1933, as amended, we sold 50 shares of preferred stock for gross proceeds of $50,000. We also issued 10,000 of our common stock purchase warrants with an exercise price of $2.50 and an additional 15,000 with an exercise price of $3.50. All common stock purchase warrants have an exercise life of five years and there was no beneficial conversion recognized in conjunction with this transaction.

In the fiscal  quarter ended  November 30, 2004, in private  transactions  under
Section 4(2) of the Securities Act of 1933, as amended, the Company sold 456,206 shares of the Company's Common Stock for gross proceeds of $490,000. In addition the Company issued 235,263 five year Common Stock purchase warrants with exercise prices ranging from $2.00 to $3.00.

In the fiscal  quarter ended  February 28, 2005, in private  transactions  under
Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1,398,216 shares of the Company's Common Stock for gross proceeds of $1,506,100. In addition the Company issued 816,675 five year Common Stock purchase warrants with exercise prices ranging from $2.00 to $5.00.

In the fiscal quarter ended May 31, 2005, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 1,042,392 shares of the Company's Common Stock for gross proceeds of $1,095,950. In addition the Company issued 621,000 five year Common Stock purchase warrants with exercise prices ranging from $2.00 to $5.00.

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

t 0 0 On April 19, 2005, the Company completed an investment transaction in which it issued 100 shares with a $1,000,000 value of Series H Preferred Stock in exchange for 15% of the common stock of CDHC Group, Inc., a startup company in the healthcare industry. CDHC Group, led by industry veterans, is a healthcare marketing company targeting consumers and providers who participate in consumer-driven and high deductible health plans. The Series H Preferred
Stock shall be convertible to common stock at any time after the second anniversary following the close of the transaction, at the then current market price of the Company's common stock with a floor of $1.00 per share and a ceiling of $3.00 per share. The Company will book this transaction as a long term asset.

NOTE 10 - STOCK OPTION PLAN AND WARRANTS

We adopted a 1996 stock option plan (the "Option Plan"). As of May 31, 2005, a total of 3,500,887 shares of our common stock have been reserved for issuance under the Option Plan. As of May 31, 2005, we had 1,543,600 of such options outstanding. The Board of Directors administers the Option Plan, or a committee appointed by the Board of Directors, which determine the recipients and term of the awards granted (Item 10. "Stock Options").

In addition to the above mentioned  stock options,  in July 1998, in conjunction
with  our  initial   public   offering   certain   debt   holders  were  granted
options/warrants in exchange for note repayments.

As for May 31, 2005 a total of 3,500,887 shares of our common stock have been reserved for issuance under the Option Plan of which 1,543,600 are outstanding and 1,957,287 were remaining (Item 10. "Stock Options").

We have granted the following options/warrants to purchase common stock as of May 31, 2005.

                                                              Number of         Weighted Average
                                                          Options/Warrants         Price $/Sh
                                                          ----------------      ----------------
Options Outstanding - June 1, 2003                           6,339,503               $2.28

Employee Stock Options
----------------------
Granted                                                      1,350,000                0.65
Expired                                                        200,180                5.73
Exercised                                                           --                  --

Stockholder Warrants
--------------------
Granted                                                        451,086                1.02
Expired                                                             --                  --
Exercised                                                      530,440                0.65

                                                          --------------------------------------
Options/Warrants outstanding - May 31, 2004                  7,409,969               $2.41
                                                          --------------------------------------

Employee Stock Options
----------------------
Granted                                                             --                  --
Expired                                                        135,600                5.25
Exercised                                                           --                  --

Stockholder Warrants
--------------------
Granted                                                      2,780,738                2.26
Expired                                                      1,053,800                6.04
Exercised                                                      279,862                0.67
                                                          --------------------------------------
Options/Warrants outstanding - May 31, 2005                  8,721,445               $1.93
                                                          --------------------------------------

Stock Based Compensation

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123, the Company's net loss and loss per share for the years ended May 31, 2005 and 2004, would have been increased to the pro forma amounts presented below:

                                                                     2005           2004
                                                                 ------------   ------------
      Net Income (Loss)
      -----------------
            As Reported......................................    $ 3,655,760    $ (4,382,532)
            Pro Forma........................................    $ 2,974,563    $ (5,484,302)

      Basic and Diluted Income (Loss) Per Common Share
      ------------------------------------------------
            As Reported......................................           0.15           (0.38)
            Pro Forma........................................           0.12           (0.47)

For the fiscal year ended May 31, 2005, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2000-2005, expected life of the option is 5 years, expected volatility of 38%, risk free interest rate of 3.76% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.73 per option.

For the fiscal year ended May 31, 2004, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1999-2004, expected life of the option is 5 years, expected volatility of 42%, risk free interest rate of 3.86% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.81 per option.

--------------------------------------------------------------------------------------------------
            Outstanding Weighted Average                         Exercisable Weighted Average
   -----------------------------------------------            ---------------------------------
   Total Shares                           Exercise            Total Shares             Exercise
     05/31/05             Life             Price                05/31/05                Price
   ------------           ----            --------            ------------             --------
      117,118             3.75            $   0.01               117,118               $   0.01

      331,000             5.00            $   0.01               331,000               $   0.01

        8,000             0.25            $   0.25                 8,000               $   0.25
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
            Outstanding Weighted Average                         Exercisable Weighted Average
   -----------------------------------------------            ---------------------------------
   Total Shares                           Exercise            Total Shares             Exercise
     05/31/05             Life             Price                05/31/05                Price
   ------------           ----            --------            ------------             --------
       25,000             0.50            $   0.50                25,000               $   0.50

    1,350,000             4.75            $   0.65             1,350,000               $   0.65

       74,250             2.75            $   0.65                74,250               $   0.65

      175,000             2.75            $   0.65               175,000               $   0.65

        5,250             2.75            $   0.65                 5,250               $   0.65

       22,500             2.75            $   0.65                22,500               $   0.65

        4,000             2.75            $   0.65                 4,000               $   0.65

    1,054,560             2.75            $   0.65             1,054,560               $   0.65

       30,000             2.75            $   0.65                30,000               $   0.65

       50,000             2.75            $   0.80                50,000               $   0.80

       97,369             2.75            $   0.95                97,369               $   0.95

      487,931             2.75            $   1.00               487,931               $   1.00

      357,856             3.50            $   1.00               357,856               $   1.00

      100,000             2.75            $   1.00               100,000               $   1.00

       25,000             4.25            $   1.00                25,000               $   1.00

       25,000             4.50            $   1.00                25,000               $   1.00

      350,000             2.75            $   1.01               350,000               $   1.01

      200,180             2.75            $   1.01               200,180               $   1.01

       10,000             2.75            $   1.20                10,000               $   1.20
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
            Outstanding Weighted Average                         Exercisable Weighted Average
   -----------------------------------------------            ---------------------------------
   Total Shares                           Exercise            Total Shares             Exercise
     05/31/05             Life             Price                05/31/05                Price
   ------------           ----            --------            ------------             --------

        5,000             2.75            $   1.20                 5,000               $   1.20

        7,813             3.50            $   1.30                 7,813               $   1.30

       50,000             2.75            $   1.36                50,000               $   1.36

      100,000             2.75            $   1.46               100,000               $   1.46

       90,000             2.75            $   1.50                90,000               $   1.50

      150,000             2.75            $   1.50               150,000               $   1.50

       36,000             2.75            $   1.50                36,000               $   1.50

        7,500             2.75            $   1.70                 7,500               $   1.70

      240,000             2.75            $   1.75               240,000               $   1.75

      180,000             2.75            $   1.75               180,000               $   1.75

       50,000             2.75            $   1.88                50,000               $   1.88

       34,500             2.50            $   2.00                34,500               $   2.00

       50,000             2.50            $   2.00                50,000               $   2.00

       10,000             2.50            $   2.00                10,000               $   2.00

       50,400             2.50            $   2.00                50,400               $   2.00

       20,000             4.25            $   2.00                20,000               $   2.00

      215,000             4.50            $   2.00               215,000               $   2.00

      787,675             4.75            $   2.00               787,675               $   2.00

      185,000             5.00            $   2.00               185,000               $   2.00

       50,000             0.50            $   2.12                50,000               $   2.12

       10,417             2.75            $   2.50                10,417               $   2.50

       64,000             2.50            $   2.50                64,000               $   2.50

       45,000             2.50            $   2.50                45,000               $   2.50

        5,000             2.50            $   2.50                 5,000               $   2.50

       22,763             4.00            $   2.50                22,763               $   2.50

       10,000             4.25            $   2.50                10,000               $   2.50

      191,830             4.00            $   3.00               191,830               $   3.00

       13,100             4.25            $   3.00                13,100               $   3.00

       30,000             4.50            $   3.00                30,000               $   3.00
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
            Outstanding Weighted Average                         Exercisable Weighted Average
   -----------------------------------------------            ---------------------------------
   Total Shares                           Exercise            Total Shares             Exercise
     05/31/05             Life             Price                05/31/05                Price
   ------------           ----            --------            ------------             --------

       64,500             4.75            $   3.00                64,500               $   3.00

       15,000             4.25            $   3.50                15,000               $   3.50

       66,500             4.75            $   4.00                66,500               $   4.00

        8,000               --            $   5.00                 8,000               $   5.00

      268,570             4.00            $   5.00               268,570               $   5.00

       18,300             4.25            $   5.00                18,300               $   5.00

       71,500             4.75            $   5.00                71,500               $   5.00

       40,000             2.50            $   5.88                40,000               $   5.88

      350,000             0.50            $   8.00               350,000               $   8.00

       74,250             1.75            $  11.55                74,250               $  11.55

       53,813             1.50            $  12.00                53,813               $  12.00

       25,000             1.75            $  12.94                25,000               $  12.94

       55,000             1.75            $  13.00                55,000               $  13.00

    8,721,445                             $   1.93             8,721,445               $   1.93
=============                                                ===========
--------------------------------------------------------------------------------------------------

NOTE 11 - SEGMENT REPORTING

We currently operate through three business segments: CoinBank machines, Tomco Auto Products and E-Commerce Message Management Architecture (EMMA). We sell self-service coin counting machines through existing equipment distribution channels. Furthermore, we are developing an E-Commerce Message Management Architecture transaction processing system, which has not yet been deployed and the software development costs are being expensed.

Information on our business segments for the fiscal years ended May 31,

                                    2005                    2004
                                --------------         --------------
Net Revenues and Sales:
  Tomco Auto Products                5,657,224                     --
  CoinBank machines                     61,662                 55,616
  EMMA                                      --                 25,000
                                --------------         --------------

                                     5,718,886                 80,616
                                ==============         ==============

                                    2005                    2004
                                --------------         --------------
Interest expense
  CoinBank machines                         --                  9,943
  Tomco Auto Products                  226,789                     --
  Unallocated                          153,345                543,824
                                --------------         --------------

                                       380,134                553,767
                                ==============         ==============

Depreciation & Amortization
  CoinBank machines                         --                     --
  EMMA                                 559,768                559,768
  Unallocated                            3,568                  4,214
                                --------------         --------------

                                       563,336                563,982
                                ==============         ==============

Segment profit (loss)
  CoinBank machines                     96,626               (625,612)
  Tomco Auto Products                    9,659                     --
  Unallocated                        3,549,475             (3,756,920)
                                --------------         --------------

                                     3,655,760             (4,382,532)
                                ==============         ==============

Net identifiable assets:
  Tomco Auto Products               10,821,988                     --
  CoinBank machines                    753,744                790,900
  EMMA                                 886,300              1,446,068
  Unallocated                        1,648,835                 63,834
                                --------------         --------------

                                    14,110,867              2,300,802
                                ==============         ==============

NOTE 12 - RELATED PARTY TRANSACTIONS

We obtained loans of $68,000 in the fiscal year ended May 31, 2002 and $342,700 during the fiscal year ended May 31, 2003 from Bruce Korman who is our Chief Executive Officer and Chairman of our Board of Directors. The loans were short-term loans and as of May 31, 2005 $8,915 are outstanding to Mr. Korman.

As of May 31, 2005, we have outstanding short-term loans of an aggregate principal amount of $8,915 from Bruce Korman (and related parties) who is our Chief Executive Officer and Chairman of our Board of Directors. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of May 31, 2005, we were in arrears of $290,874 for the salary to Mr. Korman and owed $22,473 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

NOTE 13 - MINORITY INTEREST

From November 2002 through March 2003, we received $443,000 in net proceeds from members for an equity share in our subsidiary of CT Holdings, LLC. The stockholders own 13.65% while we own 86.35%. The net proceeds from this have been used to further develop the BONUS product for CT Holdings, LLC, as well as for working capital for CT Holdings, LLC and Cash Technologies, Inc. For the fiscal year ended May 31, 2005, we have allocated $196,305 of losses in CT Holdings, LLC to minority interest.

On November 5, 2004 TAP Holdings, LLC (dba Tomco Auto Products) acquired substantially all of the assets and assumed certain liabilities of Tomco Auto Products, Inc. One shareholder owns 11% while we own 89%. For the fiscal year ended May 31, 2005, we have allocated $684,662 of losses and extraordinary gain in TAP Holdings, LLC to minority interest.

NOTE 14 - OTHER INCOME

During the fiscal year ended May 31, 2005, the Company had income from forgiveness of debt of $2,235,059. Income from forgiveness of debt consists of settlement of various lawsuits and other liabilities by the Company and its subsidiaries.

NOTE 15 - EXTRAORDINARY INCOME

On November 5, 2004 the Company's majority owned subsidiary, TAP Holdings, LLC acquired certain assets and liabilities of Tomco Auto Products, Inc. for the a purchase price of $2,500,000, less certain adjustments, paid as follows:
$650,000 in cash and the remainder from an asset based bank credit line, seller-carried financing and assumption of certain liabilities. The total assets purchased had an approximate book value of $11,001,478 a majority of which was inventory, valued at $9,650,225. The difference between the net inventory and the purchase price resulted in an extraordinary gain to the Company of $6,249,951 as outlined below:

                                           Assets purchased &
                                           liabilities assumed
                                               Nov. 5, 2004
                                             ---------------
Assets

     Cash                                    $       116,565
     Accounts receivable                     $     1,968,276
     Accounts receivable other               $        55,815

     Inventory                               $     9,650,225
     Less: inventory reserve                 $    (1,180,000)

     Prepaid expenses                        $       372,367
     Other assets                            $        18,230
                                             ---------------

Total Assets                                 $    11,001,478
                                             ===============

Liabilities

     Accounts payable                        $     1,568,358
     Warranty reserve                        $       202,490
     Accrued expenses                        $       480,679

                                             ---------------

Total Liabilities                            $     2,251,527
                                             ---------------

Net Assets                                   $     8,749,951

Purchase price                               $     2,500,000

Extraordinary gain                           $     6,249,951

NOTE 16 - COMMITMENTS AND CONTINGENCIES

In June, 2002 we were notified that a vendor, Kiosk Information Systems, Inc. ("KIS"), had obtained a judgment against us for $129,567 allegedly owed for services rendered in 1999, plus interest and attorneys fees. Upon learning of the judgment, we notified KIS that we have never been served with a lawsuit related to this matter and were unaware of the existence of the case. As of May 31, 2004, we had an accrued liability of $138,000 for this lawsuit. We had filed a petition to vacate the judgment, but in December, 2004, KIS and Cash Technologies, Inc. agreed to a settlement in which we paid KIS $50,000. The balance of the accrued liability of approximately $92,752 has been written off in the quarter ended February 28, 2005.

In February 2003 Abraham Mirman of Samson Consulting Corp. was hired, inter alia, to provide consulting services and arrange financing for us. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of our stock; either party had the right to terminate after one month for any reason. Shortly thereafter, we terminated the agreement for Samson's failure to perform. In July 2004, Mirman initiated arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson was owed damages. In the arbitration Samson claimed that it was owed fees for the entire 12 month term of the agreement plus attorneys fees. We alleged that Samson had failed to perform its obligations, had failed to provide any promised financing and that Mirman had induced us to enter into the contract under false and deceptive pretenses. In June 2005, an arbitrator determined that the agreement had been terminated after two months and thus awarded Sampson $100,000 in unpaid fees, $21,650 in statutory interest through July 20, 2005 and no attorney fees. We are undertaking an appeal of the arbitrator's decision in New York. In addition, we have initiated a lawsuit against Mirman in California, alleging that he failed to provide financing promised in February, 2003. There can be no assurance that our New York appeal or California case will prove successful and this litigation will continue to incur legal costs until its conclusion.

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

NOTE 17 - SUBSEQUENT EVENTS

On June 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 952,381 shares of common stock for gross proceeds of $1,000,000 to one individual. We also issued 428,571 of our common stock purchase warrants with an exercise price of $2.50. All common stock purchase warrants have an exercise life of 5 years and there will be a beneficial conversion recognized in conjunction with this transaction.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants or disagreements with our independent accountants in the last two fiscal years.

ITEM 8A CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

Our management, under the supervision and with the participation of our Chief Executive Officer and Controller, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) within 90 days of the filing date of this Annual Report on Form 10-KSB. Based on their evaluation, our chief executive officer and controller have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Annual Report on Form 10-KSB has been made known to them.

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

ITEM 8B OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth information regarding our directors and executive officers:

Name                     Age        Position

Bruce R. Korman           45        President, Chief Executive Officer and
                                    Chairman of the Board

Edmund King               41        Chief Financial Officer and Secretary

Richard  Miller           52        Director(1)(2)

Robert B. Fagenson        51        Director(1)

Kevin Walls               40        Director(2)

--------------
(1)   Compensation Committee member.
(2)   Audit Committee member.

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

      Edmund King has served as Chief Financial Officer and Secretary of us and our subsidiaries since December 11, 2000. Mr. King served as financial and operations consultant for numerous manufacturing, entertainment and e-commerce companies from 1998-2000. He also served as Vice-President and Chief Financial Officer of UStel, Inc. between 1997-1998, controller for ITT Fluid Technology Corporation between 1989-1992, as well as a financial analyst for Trouver Capital Partners from 1994-1997.

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

      Kevin Walls has been a director since July 2001. Mr. Kevin Walls also acts as a consultant to many companies the aviation industry. Prior to July 2001, Mr. Walls worked for five years as Director of Sales with Guinness Peat Aviation in Ireland, at that time the world's largest aircraft finance and leasing company. From 1994 to 1997, Mr. Kevin Walls worked as Vice President - Corporate Planning for a major airline in Jakarta, Indonesia, and headed up the corporate and strategic planning department.

Compensation of Directors, Committees of the Board and Board Meetings.

      Directors do not receive cash compensation for serving on our board of directors. We reimburse non-employee directors for the costs of attending board meetings. Employee-directors are not entitled to any additional compensation as directors. All non-employee directors are eligible to participate in the Non-Executive Director Stock Option Plan, which was approved by our board of directors in August 1998 and by our stockholders in June 1999. There were 150,000 shares reserved under the Non-Executive Director Plan, each non-employee director received options to purchase 30,000 shares of our common stock upon joining our board of directors, which options vested as to 10,000 shares upon joining the board and vested as to an additional 10,000 shares on each of the first and second anniversaries of joining the board. There are no annual grants of options to directors under the Non-Executive Director Plan. See "Non-Executive Director Stock Option Plan".

      On March 28, 2003, our board of directors approved an amendment to the Director Plan. Under the amendment the shares reserved under the plan were increased to 700,000 and each director surrendered all of his previously held options and was issued a one-time grant of 140,000 options at an exercise price of $0.65. On January 5, 2004, the stockholders approved this increase.

      On June 20, 2005, the stockholders approved another amendment to the Director Plan. Under the amendment the number of shares was once again increased to 1,000,000 and each director received an additional 50,000 options at an exercise price of $1.20....

      As of May 31, 2004, there are 420,000 options to purchase 420,000 shares of our common stock outstanding.

      The board of directors has established two committees. The Audit Committee currently is comprised of Kevin Walls and Richard Miller, who are independent directors within the meaning of the American Stock Exchange rules. The Audit Committee's duties include:

      o reviewing with our independent auditors, the scope and results of any audits; and

      o     reviewing  with  the  independent   auditors  and  management,   our
            accounting, financial and operating controls and staff.

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

Summary of Cash and Certain Other Compensation

      The following table sets forth certain compensation paid by us during the fiscal years ended May 31, 2005, May 31, 2004 and May 31, 2003 to our President and Chief Executive Officer and our other most highly compensated executive officer (collectively, the "Named Executive Officers"):

                           Summary Compensation Table

Name and                                                                                                All Other
Principal Position                  Annual Compensation               Long Term Compensation         Compensation(1)
------------------                  -------------------               ----------------------         ---------------
                                                                    Securities
                             Year        Salary         Bonus       Underlying      Options (#)
                             ----       ---------       -----       ----------      -----------
Bruce Korman...............  2005       $ 250,000*                                                    $  18,000 (1)
     President and Chief     2004       $ 180,000*                                   1,350,000        $  18,000 (1)
     Executive Officer       2003       $ 180,000*                                                    $  18,000 (1)

Edmund King................  2005       $ 150,000                                                     $   9,000 (1)
     Chief Financial         2004       $ 138,000                                                     $   9,000 (1)
     Officer                 2003       $ 138,000                                                     $   9,000 (1)

-------------------------
(1)   Represents paid additional benefits.

      * As of May 31, 2005 the Company owes Bruce Korman $290,874 in unpaid wages.

The following table discloses in

      The following table discloses information concerning stock options granted in the year ended May 31, 2005 to our Named Executive Officers.

Option Grants in Fiscal Year Ended May 31, 2005

                      Individual Grants in Last Fiscal Year

                                                      Percent of Total
                           Number of Securities      Options/Warrants to
                                Underlying           Employees in Fiscal       Exercise Price
Name                         Options/Warrants              Year (%)                ($/Sh)         Expiration Date
----------------------     ---------------------     -------------------       --------------     ---------------
Bruce Korman..........              0                        --                     --                 --

Edmund King...........              0                        --                     --                 --

Aggregated Option Exercises And Fiscal Year-End Option Values

      The following table sets forth information concerning the number of options owned by the Named Executive Officers and the value of any in-the-money unexercised stock options as of May 31, 2005. No options were exercised by any of the Named Executive Officers during the fiscal year ended May 31, 2005:

                          Number of Securities Underlying Unexercised     Value of Unexercised In-the-Money Options at
                                    Options at May 31, 2005                              May 31, 2005(1)
                        ---------------------------------------------- ---------------------------------------------------

Name                         Exercisable           Un-exercisable           Exercisable             Un-exercisable
----------------------- ----------------------- ---------------------- ---------------------- ----------------------------
Bruce Korman...........        1,350,000                  0                  $ 1,350,000                  $ 0

Edmund King............           50,000                  0                  $    50,000                  $ 0

------------------------------
(1) Year-end values for unexercised in-the-money options represent the positive spread between the exercise price of such options and the fiscal year-end market value of the common stock. An option is "in-the-money" if the fiscal year end fair market value of the common stock exceeds the option exercise price.

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

      Each option granted under the Employee Plan will have a maximum term of five years, subject to earlier termination following the optionee's cessation of service with us. All options granted to date have a term of five years. The exercise price of incentive stock options and non-qualified stock options granted under the Employee Plan must be at least 100% of the fair market value of the stock subject to the option on the date of grant, respectively (or 110% with respect to incentive options granted to holders of more than 10% of our voting power). Such payment may be made in cash, or at the discretion of our board of directors, in outstanding shares of common stock held by the participant, through a full recourse promissory note payable in installments over a period of years or any combination of the foregoing. Our Board is submitting for stockholder approval a proposal to increase the number of shares reserved under the 1996 Plan by 200,000 shares.

      At our Annual Meeting of Stockholders held on June 21, 1999, our stockholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of shares available for issuance from 557,887 to 775,887 shares and then again on January 5, 2004 the plan was increased by 2,725,000 shares to 3,500,887.

      At our Annual Meeting of Stockholders held on June 20, 2005, our stockholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of shares available for issuance from 3,500,887 to 5,500,000 shares. The stockholders also approved the grant of 2,000,000 options to Bruce Korman, the Company's President and Chief Executive Officer and 650,000 options to Edmund King, the Company's Chief Financial Officer. As of May 31, 2005 there are 1,408,000 options outstanding under the 1996 Employee Stock Option Plan.

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

      On June 20, 2005, the stockholders approved another amendment to the Director Plan. Under the amendment the number of shares was once again increased to 1,000,000 and each director received an additional 50,000 options at an exercise price of $1.20.

      As of May 31, 2005, there are 420,000 options to purchase 30,000 shares of our common stock outstanding.

Limitations of Liability and Indemnification

      Our Restated Certificate of Incorporation and by-laws provide that we shall, to the maximum extent permitted from time to time under the Delaware General Corporation Law (the "DGCL"), indemnify and advance expenses to any of our officers, directors, employees or agents in connection with any threatened, pending or completed action, suit or proceeding. The Restated Certificate of Incorporation also permits us to secure insurance on behalf of any person who was or is a director, officer, employee or agent for us against any liability incurred by such person in such capacity, regardless of whether indemnification would be permitted under the applicable provisions of the DGCL or the Restated Certificate of Incorporation.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of May 31, 2005 with respect to each executive officer and director, all directors and officers as a group and the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by us to be the beneficial owner of more than five percent of our common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days from May 31, 2005, upon the exercise of options, warrants or convertible securities. At May 31, 2005, there were 18,374,346 shares of common stock outstanding.

      Name and Address of                     Amount and Nature               Percentage of Shares
    Beneficial Owners(1)(2)              of Beneficial Ownership (2a)          Beneficially Owned
    -----------------------              ----------------------------          ------------------
Bruce Korman (3)                                 1,866,267                           9.49%

Richard Miller (4)                                 856,657                           4.85%

Robert B. Fagenson (5)(6)                          271,126                           1.72%

Kevin Walls (7)                                    336,927                           2.07%

Eric Butlein (8)                                 3,056,445                          15.55%

Edmund King (9)                                     50,000                              *

Darryl Bergman (10)                                 75,000                              *

Willi Muhr (11)                                     50,000                              *

Peter & Irene Gauld (12)                         1,755,860                           9.43%

All directors and executive officers
as a group (persons)(1)(2)(3)(4)(5)(6)
(7)(8)(9)(10)(11)(12)                            8,468,282                          37.57%

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

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth certain information as of September 10, 2005, with respect to each employee, officer and director, each nominee for director, all directors and officers as a group and the persons known by us to hold options under our Employee Stock Option and Non-Executive Director Stock Option Plan. As of September 10, 2005 a reserve of 5,500,000 shares of our common stock had been established for issuance under the Employee Plan and 1,000,000 under the Non-Executive Director Plan. There are 4,054,000 options outstanding under the Employee Plan and 570,000 under the Non-Executive Director Plan.

----------------------------------------------------------------------------------------------------------------------------
     Number of securities to be issued upon exercise   Weighted average of      Weighted average      Number of securities
             of options, warrants and rights            exercise price of       exercise price of    remaining available for
                                                       outstanding options,   outstanding options,    future issuance under
                                                       warrants and rights     warrants and rights     equity compensation
                                                                                                        plans (excluding
                                                                                                     securities reflected in
                                                                                                           column (a))
----------------------------------------------------------------------------------------------------------------------------
     Equity Compensation plans approved by                  4,624,000                 $1.00                 1,876,000
         Security holders.............................

     Equity Compensation plans not approved by
         Security holders.............................             --                    --                        --

              Total...................................      4,624,000                 $1.00                 1,876,000
----------------------------------------------------------------------------------------------------------------------------

Certain Reports

      Other than the individuals disclosed below, during the fiscal year ended May 31, 2005, based upon the information and reports received by us, other than one of our shareholders as described below, no Director, officer of beneficial owner of more than ten percent of the Corporation's Common Stock (which is the only class of securities of the Corporation registered under Section 12 of the Securities Exchange Act of 1934 (the "Act"), (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. Two of our directors, Vincent Carrino and Robin Richards, failed to file Form 4 reports for the months of August 1999 and March 1999, respectively. In addition Mr. Butlein one of our shareholders has failed to timely file reports on forms 3, 4, 5 commencing in January 2001. Furthermore Mr. Fagenson, one of our directors, failed to timely file a report on form 4 for the month of April 4, 2001. The Corporation was not subject to the reporting requirements under the Act prior to its initial public offering in July 1998.

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

      As of May 31, 2005, we had outstanding short-term loans of an aggregate principal amount of $8,915 from Bruce Korman (and related parties), who is our Chief Executive Officer and Chairman of the Board of Directors. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of May 31, 2005, we were in arrears of $290,874 for the salary to Mr. Korman and owed $22,475 in accrued rent for our offices to Prime Financial Partners, a company in which Mr. Korman has a beneficial interest.

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

*3.1 Our Restated Certificate of Incorporation [Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*3.2 Our Bylaws [Exhibit 3.2 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*3.3 Certificate of Designation of Series A 8% Cumulative Convertible Preferred Stock [filed as Exhibit 3.1 (a) to our Form 10 QSB for the quarter ended August 31, 1999.
*3.4 Certificate of Designation of Series E Cumulative Convertible Preferred Stock [Exhibit 3.4 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*3.5 Certificate of Designation of Series F Cumulative Convertible Preferred Stock [Exhibit 3.5 to our Registration Statement on Form SB-2 (File No. 333-6436)]
3.6      Certificate of Designation of Series H Cumulative Convertible Preferred
         Stock
3.7      Certificate of Designation of Series I Cumulative Convertible Preferred
         Stock
3.8      Certificate of Designation of Series J Cumulative Convertible Preferred
         Stock
*4.1 Our Common Stock Certificate form [Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*4.2 Form of the Underwriter's Warrant Agreement, including Form of Warrant Certificate dated as of July 9, 1998 between us, Starr Securities, Inc. and GunnAllen Financial Inc. (the "Underwriters")[Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*10.1 Lease for our Facilities at 1422 -34 West 11th Street, Los Angeles Ca [Exhibit 10.1 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*10.2 Agreement dated November 22, 1996 between National Cash Processors Inc. and First Bancorp LP [Exhibit 10.2 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*10.3 Manufacturing and License Agreement dated January 17, 1997 between us and Geld Bearbeitungs Systeme GES.M.B.H.[Exhibit 10.3 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*10.4 Form of Employment Agreement between us and Bruce Korman [Exhibit 10.4 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*10.5 Employee Stock Option Plan [Exhibit 10.5 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*10.6 Form of Consulting Agreement between us and the Underwriters dated as of July 9, 1998 [Exhibit 10.6 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*10.7 Our Stock Purchase Agreement and Plan of Reorganization [Exhibit 10.7 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*10.9 Promissory Note issued to G.E. Capital Corp, Security Agreement and related Guarantees [Exhibit 10.9 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*10.10 Form of Bridge Notes and Bridge Warrant [Exhibit 10.10 to our Registration Statement on Form SB-2 (File No. 333-6436)]
*10.11 Non-Executive Director Stock Option Plan [filed as Exhibit A to our Proxy Statement for its Annual Meeting held on June 21, 1999].
23.      Consent of Vasquez & Company LLP, independent auditors
31.1     Certification
31.2     Certification
32.1     Certification pursuant to 18 U.S.C. Section 1350

(b)   Reports on 8-K

      None

ITEM 14. PRINCIPAL ACCOUNTING FEES & SERVICES

Independent Accountant Fees

      The following table sets forth the aggregate fees for professional audit services rendered by Vasquez & Co LLP for the audit of our annual financial statements for the fiscal years 2005 and 2004, and fees billed for other services provided by Vasquez & Co LLP for fiscal years 2005 and 2004. Certain amounts from fiscal year 2003 have been reclassified to conform to new presentation requirements.

                                               Fiscal Year Ended May 31,
                                             ----------------------------
                                                 2005             2004
                                             ------------    ------------
Audit Fees                                   $     57,837    $     57,837

Audit-Related Fees                                     --              --

Tax Fees                                            6,000           6,000

All other fees                                         --              --
                                             ------------    ------------

Total Fees Paid                              $     63,837    $     63,837
                                             ============    ============

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 13th day of September, 2005.

                                       CASH TECHNOLOGIES, INC.


                                       By: /s/ BRUCE KORMAN
                                           -------------------------------------
                                           Bruce Korman
                                           President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature                              Title                                            Date
---------                              -----                                            ----
/s/ BRUCE KORMAN                       President, Chief Executive Officer               September 13, 2005
----------------------------------     And Director (Principal Executive Officer)
Bruce Korman


/s/ EDMUND KING                        Chief Financial Officer
----------------------------------     (Principal Financial Officer)                    September 13, 2005
Edmund King


/s/ RICHARD MILLER                     Director                                         September 13, 2005
----------------------------------
Richard Miller


/s/ ROBERT FAGENSON                    Director                                         September 13, 2005
----------------------------------
Robert Fagenson


/s/ KEVIN WALLS                        Director                                         September 13, 2005
----------------------------------
Kevin Walls