Form 10KSB/A
period 2005-05-31
CASH TECHNOLOGIES INC
filed 2005-09-14
CIK 1022964

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No.1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                Explanatory Note

Cash Technologies, Inc. hereby files an amendment to the form 10-KSB for the fiscal year ended May 31,2005, to correct clerical errors in the Management Discussion & Analysis section of the original filing. There have been no changes to the financial statements.

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

         Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to have a high level of operating expenses, we will continue to develop and improve our various products. We anticipate that losses will continue for the foreseeable future. Our expenses have exceeded net revenues since inception. For the fiscal years ended May 31, 2005 and 2004, we received net income (losses) of $3.7 million and $(4.4) million, respectively.

         Gross profit for the year ended May 31, 2005, was $1,363,971, as compared to a $33,008 for the year ended May 31, 2004. The increase in gross profit was primarily attributable to the purchase of assets from Tomco.

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

         Previously our market analysis for self-service coin counting machines indicated that retailers were demanding higher profit margins from the operation of these devices than that was being offered through the "free-placement" business model. We concluded that our free-placement program should be supplanted by direct sales of these machines to retail store chains and removed substantially all of our free-placement machines from operation. We are marketing the machines to other equipment manufacturer "OEM" customers (manufacturers of cash handling equipment), companies with existing equipment distribution and service channels and directly to retailers and financial institutions. Although we will continue our direct sales approach with respect to our CoinBank machines, we intend to focus substantially all of our efforts and operations on the continued development and deployment of the Heuristic products and EMMA technology.

         Revenues generated from CoinBank machines accounted for approximately 46% of net revenues for the fiscal year ended May 31, 2004 compared to 1% for the fiscal year ended May 31, 2005, with the balance involving software and licensing fees from our EMMA related services and Tomco. Although there can be no assurance, we anticipate that the revenue associated with processing fees derived from Heuristic and EMMA transaction processing will become the primary source of our future revenues.

Results of Operations

Fiscal Year Ended May 31, 2005, Compared to Fiscal Year Ended May 31, 2004

         Revenues  for the  fiscal  year  ended  May 31,  2005  were  $5,718,886
compared  to  $80,616  for  fiscal  year  2004.   The  increase  in  revenue  is
attributable to the purchase of assets from Tomco.

         Cost of revenues for the year ended May 31, 2005, was $4,354,915 compared to $47,608 in fiscal year 2004. The Increase in direct costs was primarily the result of the purchase of assets from Tomco.

         Gross profit for the year ended May 31, 2005, was $1,363,971, as compared to $33,008 for the year ended May 31, 2004. The increase in gross profit was primarily attributable to the purchase of assets from Tomco.

         Selling, general and administrative expenses for the year ended May 31, 2005, increased to $4,431,404 compared to expenses of $3,106,495 for the fiscal year 2004. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase was primarily due to the purchase of assets from Tomco.

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

         Extraordinary gain for the fiscal year ended May 31, 2005 was $6,249,951 resulting from the purchase of assets from Tomco.

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

         Net cash used in investing activities for the fiscal year ended May 31, 2005, was $2,353,217 as compared to $5,266 for the fiscal year ended May 31, 2004. The increase in used in investing activities for 2005 was primarily attributable to increases in acquisition of subsidiary of $2,328,597.
         Net cash provided by financing activities for the fiscal year ended May 31, 2005, was $6,584,589 as compared to $2,996,550 for the fiscal year ended May 31, 2004. The increase in Net cash provided by financing activities for 2005 was primarily attributable to increases in proceeds from the issuance of common stock of $1,00,940 , $1,883,674 from the proceeds from short-term debt and $707,000 in proceeds from the issuance of preferred stock

         In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which, we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity in November, 2005. We do not have sufficient capital to repay this debt. We intend to seek another modification with G.E. Capital, but there can be no assurance that we will besuccessful. As of May 31, 2005, we owed G.E. Capital $3,683,045, which includes the principal, financing fees and unpaid interest. As of September10, 2005, the loan was current.

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

         Since July 31, 2001, some of the notes have been in default, and some have been restructured. Under the restructuring, the notes were extended for two
(2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive two replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of five years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the secured convertible debt to the noteholders. The proposed terms included reducing the conversion price of the notes to $2.50 per share and the exercise price of the warrants to $0.65. As of May 31, 2005, we still owed $472,975 in principal and interest to the seven remaining noteholders.

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

      (i)   Shipping  and  Handling  Fees  and  Costs--In  September  2000,  the
            Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10"). EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in selling expenses and totaled $231,899 for the year ended May 31, 2005.

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

      (y) Reclassification--Certain reclassifications have been made to the May 31, 2004 financial statements to conform to the May 31, 2005 presentation.

NOTE 2 - INVENTORIES

                  As of May 31, 2005 inventories consist of the following:

                  Finished Goods                                $  1,492,422
                  Work in Process                                    700,158
                  Cores                                            6,288,459
                  Component Parts                                  1,207,284
                                                                ------------

                        Inventories at Standard Cost               9,688,323

                  Provision for Obsolescence                      (1,180,000)
                                                                ------------

                        Net Carrying Value of Inventories       $  8,508,323

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                       2005             2004
                                                    ----------       ----------
Transportation Equipment.......................     $   15,561               --
Computer equipment.............................        145,483          164,757
Office Equipment...............................          2,061               --
Other equipment ...............................         32,135           32,135
                                                    ----------       ----------
      Total Property and Equipment.............     $  195,239       $  196,892
      Less Accumulated Depreciation............        144,155          166,788
                                                    ----------       ----------
                                                    $   51,084       $   30,104
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

From time to time, due to  fluctuations in Tomco's cash
flow,  TAP has  requested  funds  from  the BFI  credit
facility at advance  rates  higher than BFI's  contract
rate.  To date BFI has funded all such  requests but is
under no  obligation  to do so. In the  event  that BFI
refuses to fund such requests in the future,  TAP/Tomco
could be  adversely  affected  and might not be able to
pay  its  obligations   timely  causing   temporary  or
permanent disruption in the company's operations.         1,936,318           --

In March  2001,  the  European  division  of  CoinBank
obtained a  short-term  line of credit  which has been
used  for  working  capital  and  development  of  the
European    version   of   the   CoinBank    machines.
Furthermore,  the bank as collateral is holding 50,000
shares of our common stock ...........................           --      434,934

At May 31, 2005 TAP  Holdings,  LLC. had a loan payable
outstanding to a broker  relating to the acquisition of
certain assets & liabilities of Tomco Auto Products....      34,375           --

Enhancement  work done on coin  machines was converted
into a note payable with the vendor.  The loan matured
on  February  2001.  The  interest  rate is at 10% and
interest  payments  are made on a  monthly  basis.  In
June,  2002  we were  notified  that a  vendor,  Kiosk
Information  Systems,  Inc.  ("KIS"),  had  obtained a
judgment  against us for $129,567  allegedly  owed for
services rendered in 1999, plus interest and attorneys
fees.  Upon learning of the judgment,  we notified KIS
that we have never been served with a lawsuit  related
to this matter and were  unaware of the  existence  of
the case. Subsequent settlement  negotiations resulted
in a tentative  settlement  agreement with KIS on July
7,  2003  which had not been  performed  as of May 31,
2004. Also as of May 31, 2004, Cash  Technologies  has
an accrued liability of $138,000 for this lawsuit. The
Company had filed a petition  to vacate the  judgment,
but In August,  2004, KIS and Cash Technologies,  Inc.
verbally   agreed  to  a  settlement   in  which  Cash
Technologies  would pay KIS $50,000 and the balance of
the accrued liability of $88,000 has be written off in
the second quarter of 2005 ...........................           --       77,852

                                                          5,654,098    4,478,997

      Less current portion............................    5,654,098    4,478,997
                                                         -----------------------

Long term maturity....................................   $       --   $       --
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

As of May 31, 2005, we still owed $472,975 in principal and interest to the remaining noteholders. There can be no assurance that the remaining noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

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

On April 18, 2005, the Company agreed to pay 50 shares with a $500,000 stated value of Series J Preferred Stock to ClaimRemedi, Inc., a vendor of the Company's Heuristic Technologies, Inc. subsidiary, in exchange for a discount not to exceed $1,000,000 on future transaction fees to be paid by Heuristic to ClaimRemedi under the existing license agreement between the two companies. The Series J Preferred Stock shall be convertible to common stock at any time at the then current market price of the Company's common stock, with a floor of $1.00 per share and a ceiling of $3.00 per share, but has agreed not to sell any such common stock until after the earlier of Heuristic achieving 5,000,000 transactions per quarter for 4 consecutive quarters or an aggregate of 25,000,000 transactions under the license agreement. In the event that Heuristic never achieves the transaction benchmarks prior to the termination of the license agreement, ClaimRemedi shall return the securities to the Company or repay the value thereof. The Company recorded this transaction as a prepaid asset.

On April 19, 2005, the Company completed an investment transaction in which it issued 100 shares with a $1,000,000 stated value of Series H Preferred Stock in exchange for 15% of the common stock of CDHC Group, Inc., a startup company in the healthcare industry. CDHC Group, led by industry veterans, is a healthcare marketing company targeting consumers and providers who participate in consumer-driven and high deductible health plans. The Series H Preferred Stock shall be convertible to common stock at any time after the second anniversary following the close of the transaction, at the then current market price of the Company's common stock with a floor of $1.00 per share and a ceiling of $3.00 per share. The Company recorded this transaction as a long term asset.

On May 2, 2005, the Company issued 25 shares with a $250,000 stated value of Series I Preferred Stock to the Chief Executive Officer, Ray Pedden, of Heuristic Technologies. The Series I Preferred Stock shall be convertible to common stock at any time after the second anniversary following the close of the transaction, at the then current market price of the Company's common stock with a floor of $2.00 per share and a ceiling of $3.00 per share. The Company recorded this transaction as a prepaid asset.

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

                                                                     2005           2004
                                                                 ------------   ------------
      Net Income (Loss)
      -----------------
            As Reported......................................    $ 2,520,060    $ (5,098,732)
            Pro Forma........................................    $ 1,839,863    $ (6,032,635)

      Basic and Diluted Income (Loss) Per Common Share
      ------------------------------------------------
            As Reported......................................    $0.16/$0.10           (0.44)
            Pro Forma........................................    $0.12/$0.08           (0.52)

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

Information on our business segments for the fiscal years ended May 31,

                                    2005                    2004
                                --------------         --------------
Net Revenues and Sales:
  Tomco Auto Products                5,657,224                     --
  CoinBank machines                     61,662                 55,616
  EMMA                                      --                 25,000
                                --------------         --------------

                                     5,718,886                 80,616
                                ==============         ==============

                                    2005                    2004
                                --------------         --------------
Interest expense
  CoinBank machines                         --                  9,943
  Tomco Auto Products                  226,789                     --
  Unallocated                          153,345                543,824
                                --------------         --------------

                                       380,134                553,767
                                ==============         ==============

Depreciation & Amortization
  CoinBank machines                         --                     --
  EMMA                                 559,768                559,768
  Unallocated                            3,568                  4,214
                                --------------         --------------

                                       563,336                563,982
                                ==============         ==============

Segment profit (loss)
  CoinBank machines                     96,626               (447,931)
  Tomco Auto Products                    9,659                     --
  Unallocated                        3,549,475             (3,934,601)
                                --------------         --------------

                                     3,655,760             (4,382,532)
                                ==============         ==============

Net identifiable assets:
  Tomco Auto Products               10,821,988                     --
  CoinBank machines                    753,744                673,439
  EMMA                                 886,300              1,446,068
  Unallocated                        1,648,835                179,095
                                --------------         --------------

                                    14,110,867              2,300,802
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

(b)   Reports on 8-K

      None

ITEM 14. PRINCIPAL ACCOUNTING FEES & SERVICES

Independent Accountant Fees

      The following table sets forth the aggregate fees for professional audit services rendered by Vasquez & Co LLP for the audit of our annual financial statements for the fiscal years 2005 and 2004, and fees billed for other services provided by Vasquez & Co LLP for fiscal years 2005 and 2004. Certain amounts from fiscal year 2004 have been reclassified to conform to new presentation requirements.

                                               Fiscal Year Ended May 31,
                                             ----------------------------
                                                 2005             2004
                                             ------------    ------------
Audit Fees                                   $     92,000    $     57,837

Audit-Related Fees                                 18,000              --

Tax Fees                                            7,000           6,000

All other fees                                         --              --
                                             ------------    ------------

Total Fees Paid                              $    117,000    $     63,837
                                             ============    ============

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 14th day of September, 2005.

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

Signature                              Title                                            Date
---------                              -----                                            ----
/s/ BRUCE KORMAN                       President, Chief Executive Officer               September 14, 2005
----------------------------------     And Director (Principal Executive Officer)
Bruce Korman


/s/ EDMUND KING                        Chief Financial Officer
----------------------------------     (Principal Financial Officer)                    September 14, 2005
Edmund King


/s/ RICHARD MILLER                     Director                                         September 14, 2005
----------------------------------
Richard Miller


/s/ ROBERT FAGENSON                    Director                                         September 14, 2005
----------------------------------
Robert Fagenson


/s/ KEVIN WALLS                        Director                                         September 14, 2005
----------------------------------
Kevin Walls