Form 10QSB
period 2005-08-31
CASH TECHNOLOGIES INC
filed 2005-10-17
CIK 1022964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        --------------------------------
                                   FORM 10-QSB

(MARK ONE)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED AUGUST 31, 2005

OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

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

On October 14, 2005, there were 19,273,871 shares of common stock, $ .01 par value per share, issued and outstanding.

                             CASH TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX


                                                                        PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

              Consolidated Balance Sheet as of August 31, 2005 (unaudited)
              and May 31, 2005 ..............................................  3

              Consolidated Statements of Operations for the three month periods ended August 31, 2005 and August 31, 2004 (unaudited). 4

              Consolidated Statements of Cash Flows for the three-month periods Ended August 31, 2005 and August 31, 2004 (unaudited). 5

              Notes to Consolidated Financial Statements for the three-month periods ended August 31, 2005 and August 31, 2004 (unaudited).. 6


Item 2.    Management's Discussion and Analysis of Financial Condition,
                  Results of Operations, and Risk Factors.................... 15

Item 3.    Controls And Procedures........................................... 24

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................. 25

Item 2.    Change in Securities ............................................. 25

Item 3.    Defaults Upon Senior Securities................................... 25

Item 4.    Submission of Matters to a Vote of Security Holders............... 26

Item 5.    Other Information................................................. 25

Item 6.    Exhibits and Reports on Form 8-K.................................. 26

SIGNATURES................................................................... 27

PART I

ITEM 1. FINANCIAL STATEMENTS

                       CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)

                                                           AUGUST 31,        MAY 31,
                                                              2005            2005
                                                          ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                 $    136,767    $    163,627
Accounts receivable                                          1,223,852       1,734,616
Prepaid expenses and other current assets                      772,163         749,954
Other receivable (net of allowance $21,000)                     28,035          28,035
Inventory (net of allowance $1,180,000)                      8,952,899       8,508,323
                                                          ------------    ------------
Total Current Assets                                        11,113,716      11,184,555

CoinBank machines held for sale                                628,994         638,283

PROPERTY AND EQUIPMENT (net)                                    52,321          51,084

CAPITALIZED SOFTWARE COSTS                                     746,357         886,300

CDHC PREFERRED STOCK                                           900,901         900,901

OTHER ASSETS                                                   304,711         449,745
                                                          ------------    ------------
TOTAL ASSETS                                              $ 13,747,000    $ 14,110,868
                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of Notes Payable  (Note 5)             $  5,557,788    $  5,654,098
Due to Officers and Directors                                    8,915           8,915
Convertible debt (Note 5)                                      478,142         472,975
Due to Shareholders (Note 5)                                   170,750         270,750
Accounts payable                                             1,680,631       1,967,800
Accrued liabilities                                          1,221,633         813,439
Dividend payable                                               179,004         128,589
                                                          ------------    ------------
Total Current Liabilities                                    9,296,863       9,316,566

Long-Term Notes Payable  (Note 6)                               12,940          13,807
                                                          ------------    ------------
TOTAL LIABILITIES                                            9,309,803       9,330,373
                                                          ------------    ------------
COMMITMENTS & CONTINGENCIES (Note 2)                                --              --

MINORITY INTEREST (Note 9)                                     628,404         634,666

STOCKHOLDERS' EQUITY:  (Note 3)

Cumulative  Redeemable Preferred Stock,
1,000,000 shares authorized, 657,093 and 646,091 shares
issued and outstanding at May 31, 2005 and 2004              4,195,812       4,195,812

Common Stock, $0.01 par value, 20,000,000 shares
authorized, 18,374,346 and 14,358,446 issued and
outstanding at May 31, 2005 and 2004                           192,824         183,300

Additional Paid-In-Capital                                  37,642,941      36,652,496
Accumulated Deficit                                        (38,222,783)    (36,885,779)
                                                          ------------    ------------
Total stockholders' equity                                   3,808,793       4,145,828
                                                          ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 13,747,000    $ 14,110,868
                                                          ============    ============


                    See notes to consolidated financial statements

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTH PERIOD
                                                       ENDED AUGUST 31,
                                                ----------------------------
                                                    2005            2004
                                                ------------    ------------


NET REVENUES                                    $  1,877,501    $     14,764
COST OF REVENUES                                   1,346,763          13,126
                                                ------------    ------------
GROSS PROFIT (LOSS)                                  530,738           1,638
                                                ------------    ------------
SELLING, GENERAL, & ADMINISTRATIVE EXPENSE         1,443,557         675,264
RESEARCH AND DEVELOPMENT                              37,500          45,000
IMPAIRMENT ON COIN MACHINES                               --              --
DEPRECIATION & AMORTIZATION EXPENSE                  141,066         140,642
                                                ------------    ------------
OPERATING LOSS                                    (1,091,385)       (859,268)
                                                ------------    ------------
INTEREST EXPENSE                                     196,666          97,145
                                                ------------    ------------
LOSS BEFORE INCOME TAXES                          (1,288,051)       (956,413)
                                                ------------    ------------
INCOME TAXES                                           4,800              --

MINORITY INTEREST (Note 9 )                            6,262          13,349

NET INCOME (LOSS)                               $ (1,286,589)   $   (943,064)
                                                ------------    ------------
Dividends & deemed dividends                    $     50,415    $     84,029

Net income (loss) allocable to common
shareholders                                    $ (1,337,004)   $ (1,027,093)

Basic and diluted net income (loss) per share   $      (0.08)   $      (0.08)

Basic and diluted weighted average
shares of common stock outstanding                17,106,973      12,891,574
                                                ============    ============


                See notes to consolidated financial statements.

                     CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                             THREE MONTH PERIOD
                                                              ENDED AUGUST 31
                                                        --------------------------
                                                            2005          2004
                                                        -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                $(1,286,589)   $  (943,064)
Adjustments to reconcile net loss to net cash used by
operating activities:
Minority interest                                            (6,262)       (13,349)
Amortization of capitalized software                        139,943        139,942
Depreciation expense                                            952            701

Changes in operating assets and liabilities:

Inventory                                                  (444,576)            --
Account receivable                                          482,729        (12,381)
CoinBank machines held for sale                               9,289          9,289
Prepaid expenses and other current assets                     5,826             --
Other assets                                                145,034             --
Accounts payable                                            (86,411)         7,558
Accrued interest                                            (91,143)         7,079
Accrued expenses and other current liabilities              207,404         86,217
                                                        -----------    -----------

Net cash used in operating activities                      (923,804)      (718,008)
                                                        -----------    -----------

INVESTING ACTIVITIES:

Purchase of property and equipment                           (2,189)        (5,746)
                                                        -----------    -----------

Net cash provided by (used in) investing activities          (2,189)        (5,746)
                                                        -----------    -----------

FINANCING ACTIVITIES:

Net proceeds from issuance of preferred stock                    --        782,000
Repayments on long-term debt                                   (867)            --
Repayments on short-term debt                              (100,000)            --
Proceeds from sale of common stock                        1,000,000             --
                                                        -----------    -----------
Net cash provided by financing activities                   899,133        782,000
                                                        -----------    -----------
CHANGE IN CASH AND CASH EQUIVALENTS                         (26,860)        58,246

Cash and Cash Equivalents, Beginning of Period              163,627         20,950
                                                        -----------    -----------
Cash and Cash Equivalents, End of Period                $   136,767    $    79,196
                                                        ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
           Income taxes                                 $     4,800    $        --


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
           Dividends declared on preferred stock        $    50,415    $    84,029



                  See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: GENERAL

GOING CONCERN:

      We have prepared the financial statements included in this Form 10-QSB assuming that we will continue as a going concern. Although we have raised additional capital since our initial public offering in July 1998, we have never generated sufficient revenue-producing activity to sustain our operations. Accordingly, we must raise significant capital to fund current operations and to repay existing debt. Our auditors have included an explanatory paragraph in their report for the year ended May 31, 2005, indicating there is substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

PRESENTATION OF INTERIM INFORMATION:

      In the opinion of the management of Cash Technologies, Inc. ("Cash Tech" or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2005 and the results of operation and cash flows for the three month periods ended August 31, 2005 and August 31, 2004. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

      The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2005, filed with the SEC. The results of operations for the three month period ended August 31, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

      In December of 1997, we filed a patent application describing our transaction processing and networking technologies, which resulted in the issuance of patent number 6,308,887, by the U.S. Patent and Trademark Office on October 30, 2001. The technology, which we refer to as EMMA (E commerce Message Management Architecture), can perform complex data processing that involves interactivity with disparate platforms and devices for financial, security and other applications.

      Technological feasibility of the Company's EMMA technology was achieved in September of 1999, and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $37,500 for the three month period ended August 31, 2005.

      Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software to five years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended August 31, 2005, we amortized an additional $139,942 of capitalized software.

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

NOTE 2. COMMITMENTS AND CONTINGENCIES

      In February 2003 Abraham Mirman of Samson Consulting Corp. was hired, inter alia, to provide consulting services and to arrange financing for us. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of our stock; either party had the right to terminate after one month for any reason. Shortly thereafter, we terminated the agreement for Samson's failure to perform. In July 2004, Mirman initiated arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson was owed damages. In the arbitration Samson claimed that it was owed fees for the entire 12 month term of the agreement, plus attorneys' fees. We alleged that Samson had failed to perform its obligations, had failed to provide any promised financing and that Mirman had induced us to enter into the contract under false and deceptive pretenses. In June 2005, an arbitrator determined that Mirman was owed 2 months fees and thus awarded Sampson $100,000 in unpaid fees, $21,650 in statutory interest through July 20, 2005 and no attorney fees. As of August 31, 2005, we have fully accrued for this liability. We are undertaking an appeal of the arbitrator's decision in New York.

      In addition, we have initiated a lawsuit against Mirman in California, alleging that he failed to provide financing promised in February, 2003, causing damages in excess of $400,000. There can be no assurance that our New York appeal or California case will prove successful. This litigation will continue to incur legal costs until its conclusion.

      In 2001 we delivered stock certificates representing 700,000 shares to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. Thereafter the escrow agent, an attorney, died and we were never able to recover the certificates. In August, 2004 it came to our attention that a party was improperly attempting to transfer 450,000 of the 700,000 shares. We immediately initiated a lawsuit in New York to prevent the transfer of the shares and have them retired. In December, 2004, we reached a settlement in which the shares would be returned to us without any exchange of money. We intend to similarly pursue the recovery of the remaining 250,000 shares, however in the event that we cannot achieve a satisfactory outcome in such effort, or in the event that the pending settlement is not consummated for any reason, some or all of these shares may be treated as outstanding and our Stockholders' Equity line item would have to be adjusted to reflect such additional shares.

NOTE 3: STOCKHOLDERS EQUITY

      On June 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 952,381 shares of common stock for gross proceeds of $1,000,000 to one individual. We also issued 428,571 of our common stock purchase warrants with an exercise price of $2.50. All common stock purchase warrants have an exercise life of 5 years.

NOTE 4: RELATED PARTY TRANSACTIONS

      We obtained loans of $68,000 in the fiscal year ended May 31, 2002 and $342,700 during the fiscal year ended May 31, 2003 from Bruce Korman (and related parties) who is our Chief Executive Officer and Chairman of our Board of Directors. The loans were short-term loans and as of August 31, 2005, $8,915 is outstanding to Mr. Korman. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of August 31, 2005, we were in arrears of $290,874 for salary to Mr. Korman and owed $22,473 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

NOTE 5: SHORT-TERM DEBT

      In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. In September, 2000, due to our inability to repay G.E. on the original terms, we restructured the loan to an interest-only note which has been renewed annually. The most recent note, which shall expire in November 2005, requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity. As of August 31, 2005, we owed $3,654,096, which includes principal and financing fees. As of September 10, 2005, the loan was current. We are currently in discussions with G.E. about another renewal and, while there can be no assurances; we believe that we and G.E. will agree on renewal terms acceptable to both parties.

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

      Since July 31, 2001, some of the notes have been in default and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the secured convertible debt to the noteholders. The proposed terms included reducing the conversion price of the notes to $2.50 per share and the exercise price of the warrants to $0.65. As of August 31, 2005, we still owed $478,142 in principal and interest to the seven remaining noteholders.

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

      We obtained loans of $68,000 in the fiscal year ended May 31, 2002 and $342,700 during the fiscal year ended May 31, 2003 from Bruce Korman, our Chief Executive Officer and Chairman of our Board of Directors. The loans were short-term loans and as of August 31, 2005, $8,915 is outstanding to Mr. Korman.

      The Company's subsidiary TAP Holdings, LLC which owns and operates Tomco auto products has an asset based equity line with a revolving credit line which was partially used for the acquisition of Tomco Auto Products and for operating cashflow. On August 31, 2005 the balance for the above mentioned equity line was approximately $1,868,957. The equity line is secured by the inventory and receivables of TAP.

               NOTE 6: LONG-TERM DEBT

               Note Payable - Truck (a)                                  $17,675
               Note Payable - Unsecured (b)                               30,000
                                                                         -------
                                                                          48,675
               Less: Current Maturities                                   34,735
                                                                         -------
Total                                                                    $12,940

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

NOTE 7: STOCK BASED COMPENSATION

      All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123 and SFAS 148, our net loss and loss per share for the three month periods ended August 31, 2005 and August 31, 2004, would have been increased to the pro forma amounts presented below:

                                                      FOR THREE MONTHS
                                                       ENDED AUGUST 31,
                                                ----------------------------
                                                    2005             2004
                                                ------------    ------------

                      Net Income (Loss)

                           As Reported            (1,286,589)       (943,064)

                           Pro Forma              (1,851,775)     (1,951,754)

                      Basic and Diluted Income (loss) Per Common Share

                           As Reported                 (0.08)          (0.07)

                           Pro Forma                   (0.11)          (0.15)


      For the three month period ended August 31, 2005, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2000-2005, expected life of the option is 5 years, expected volatility of 29.01%, risk free interest rate of 3.87% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.73 per option.

      For the three month period ended August 31, 2004, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1999-2004, expected life of the option is 5 years, expected volatility of 46.61%, risk free interest rate of 3.33% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.73 per option.

NOTE 8: SEGMENT REPORTING

      We operate through four business segments: Heuristic Technologies, Inc., TAP Holdings, LLC (aka "Tomco"), CoinBank machine-related activities and EMMA-related activities. We sell CoinBank self-service coin counting machines through existing equipment distribution channels. Our EMMA transaction processing system has not yet been deployed and all current software development costs are being expensed.

      Information on our business segments for the:

                                                      THREE MONTHS ENDED
                                                          AUGUST 31,
                                                ----------------------------
            Net revenues:                           2005            2004
                                                ------------    ------------
              CoinBank machines                       14,078          14,764
              EMMA                                        --              --
              Heuristic                                1,586              --
              Tomco                                1,811,332              --
              Unallocated                             50,505              --
                                                ------------    ------------
                                                   1,877,501          14,764
                                                ============    ============

            Interest expense:

              CoinBank machines                           --           2,336
              EMMA                                        --              --
              Heuristic                                   --              --
              Tomco                                   98,768
              Unallocated                             97,898          94,809
                                                ------------    ------------
                                                     196,666          97,145
                                                ============    ============

            Depreciation & Amortization:

              CoinBank machines                           --              --
              EMMA                                   139,942         139,942
              Heuristic                                   --              --
              Tomco                                       --              --
              Unallocated                              1,124             700
                                                ------------    ------------
                                                     141,066         140,642
                                                ============    ============

            Segment loss:

              CoinBank machines                       62,098          52,563
              EMMA                                        --              --
              Heuristic                              392,445              --
              Tomco                                  198,178              --
              Unallocated                            633,868         889,501
                                                ------------    ------------
                                                   1,286,589         943,064
                                                ============    ============

            Net identifiable assets:

              CoinBank machines                      628,994         666,150
              EMMA                                   746,357       1,306,126
              Heuristic                                   --              --
              Tomco                               10,591,449              --
              Unallocated                          1,780,200         254,966
                                                ------------    ------------
                                                  13,747,000       2,227,242
                                                ============    ============

NOTE 9: MINORITY INTEREST

      From November 2002 through March 2003, we received $443,000 in net proceeds from members for an equity share in our subsidiary CT Holdings, LLC. The minority members own 13.65% while we own 86.35%. The net proceeds from this have been used to further develop the BONUS product as well as for working capital for CT Holdings and Cash Technologies, Inc. For the three months ended August 31, 2005, we have allocated $6,262 of losses in CT Holdings to minority interest.

      On November 5, 2004 TAP Holdings, LLC (dba Tomco Auto Products) acquired substantially all of the assets and assumed certain liabilities of Tomco Auto Products, Inc. One member of TAP owns 11% while we own 89%. For the fiscal year ended May 31, 2005, we had allocated $684,662 of losses and extraordinary gain in TAP to minority interest.

NOTE 10: SUBSEQUENT EVENTS

      In October 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 600,000 shares of common stock for gross proceeds of $600,000 to four investors. We also issued 600,000 of our common stock purchase warrants with an exercise price of $2.50. All common stock purchase warrants have an exercise life of five years.

      On October 14, 2005, Mr. Robin Richards rejoined our Board of Directors. Mr. Richards is currently Chairman and CEO of Notification Technologies, Inc., a privately held company that provides school-to-parent communication services throughout the U.S. Previously, he was CEO of Vivendi Universal Net USA ("VUNet USA"), a subsidiary of Vivendi Universal. VUNet USA operated MP3.com, Inc., Flipside Network, Moviso, a leading wireless service provider and VUNet USA Technologies, a leading internet distribution infrastructure provider. Prior to his position at VUNet USA, Mr. Richards was the founding president, chief operating officer and a director of MP3.com, Inc., involved in all aspects of that company's historic impact on the internet and the music industry, its IPO and ultimate sale to Vivendi Universal. Additionally, Mr. Richards served as managing director of Tickets.com, Inc. and was founder and CEO of Lexi International, a tele-services and database management company. Mr. Richards served on the Board of Cash Technologies previously from 1999 through 2001.

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

INTRODUCTION

      Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized in Salzburg, Austria, Cintelia Systems Inc., a Delaware corporation, CT Holdings, LLC., a Delaware corporation of which we own 86.65%, Heuristic Technologies, Inc., a Delaware company, formed in May, 2004 to engage in healthcare data processing and debit card issuance and TAP Holdings, LLC (dba Tomco Auto Products), of which we own 89%, formed in November, 2004 to acquire certain assets and assume certain liabilities of Tomco Auto Products, Inc..

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

(*The Company must continue to increase its stockholders' equity to maintain compliance with AMEX listing standards - see Risk Factors below)

      Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2005, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

      Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to develop and improve our various products, we will have a high level of operating expenses. We anticipate that losses will continue for the near future. Our expenses have exceeded net revenues since inception. For the 3 month period ended August 31, 2005 and 2004, we incurred net losses of $1.27 million and $0.94 million, respectively.

      Gross profit for the three month period ended August 31, 2005, was $530,738, as compared to $1,638 for the three month period ended August 31, 2004. The increase in gross profit was primarily attributable to the operations of our TAP subsidiary.

      The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility was established. Technological feasibility is established upon completion of a detailed program design or working model. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $37,500 for the three month period ended August 31, 2005.

      Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the three month period ended August 31, 2005, we amortized an additional $139,942 of capitalized software.

      The current EMMA asset is currently valued at $746,357, which reflects the costs incurred by us in developing the asset, as well as the net realizable value estimated in management's determination. Management believes that its estimates reflect its ability, based upon management's internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained commencing in the early half of 2006 calendar year, and will be obtained fully by the end of the calendar year 2007. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability of corporate entities to purchase software such as the EMMA software.

      In its projections, management has calculated transaction fees based upon the use of the technology through placement in various environments. The projected transaction fees are based upon management's discussions with potential customers, including bank and non-bank service providers. Management has had significant negotiations with representatives of various financial institutions and other commercial customers regarding the installation of EMMA based products. However, to date we have not consummated any definitive agreements with such customers.

      Much of our SG&A costs are fixed in nature, therefore, as the volume of transactions and revenues increase, our SG&A does not increase proportionately.

      There can be no assurance that management's estimates will prove accurate and investors should be aware that in the event these estimates are inaccurate, a write down of all or a portion of this asset may be required.

      We record as revenue licensing and software fees as well as coin counting machine sales in accordance with generally accepted accounting principles.

      We are marketing CoinBank machines to other equipment manufacturer "OEM" customers (manufacturers of cash handling equipment), companies with existing equipment distribution and service channels and directly to retailers and financial institutions. Although we will continue to sell our CoinBank machines, we intend to focus substantially all of our efforts and operations on the continued development and deployment of the Heuristic products and EMMA technology and the operation of our TAP Holdings, LLC subsidiary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2005 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2004.

      Net revenues for the three-month period ended August 31, 2005 increased to $1,877,501 compared to $14,764 for the same 2004 period. The increase in net revenue is attributable to the purchase of assets and certain liabilities of Tomco Auto Products, Inc. Net revenues were reduced in this period compared to the previous quarter due primarily to (i) normal seasonality of Tomco and (ii) a one-time increase in warranty returns in the month of June resulting from Tomco's implementation of a new stricter warranty return policy with its customers. As a result of the new warranty policy, warranty returns for July and August were materially lower than June and consistent with management's expected improvements.

      Cost of revenues for the three-month period ended August 31, 2005 is $1,346,763 compared to $13,126 for the quarter ended August 31, 2004. The increase in direct costs was attributable to the operations of the Company's new TAP subsidiary.

      Gross profit for the three months ended August 31, 2005 is $530,738 compared to $1,638 for the same period a year ago. The increase in gross profit was attributable to the operations of the Company's new TAP subsidiary.

      Selling, General and Administrative expenses for the three months ended August 31, 2005, increased to $1,443,557 compared to $675,264 for the three months ended August 31, 2004. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase is primarily attributable to the operations of the Company's new TAP subsidiary.

      Research and development expenses for the three months ended August 31, 2005, is $37,500 compared to $45,000 for the three months ended August 31, 2004.

      Depreciation and amortization expenses for the three months ended August 31, 2005, and August 31, 2004, were $141,066 and $140,642, respectively.

      Interest expense for the three months ended August 31, 2005 and August 31, 2004, is $196,666 and $97,145, respectively. The difference was due to the operations of the Company's new TAP subsidiary.

      Minority Interest for the three months ended August 31, 2005 and August 31, 2004, is $6,262 and $13,349, respectively

      As a result of the foregoing, net losses from continuing operations for the three months ended August 31, 2005 and 2004, are $1,286,589 and $943,064, respectively. The difference is primarily due to a nearly $200,000 loss for the quarter from the Company's TAP subsidiary due to change in warranty policy, as explained above, and approximately $100,000 in expenses associated with the Company's Heuristic Technologies subsidiary, which did not begin to generate revenues until after August 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

      Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At August 31, 2005, we have a working capital of $1,816,853 compared to a working capital deficit of $(9,468,650) at August 31, 2004. At August 31, 2005, we have a cash balance of approximately $136,767. We are in immediate need of working capital to continue our business and operations. To date, we have been funding our operations primarily through the issuance of equity in private placement transactions with existing stockholders or affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

      Net cash used in operating activities was $923,804 for the three months ended August 31, 2005 compared to $718,008 for the three months ended August 31, 2004. The increase of was primarily due to an increase in accounts receivable of $495,110, other assets of $145,034 and accrued expenses of $121,187.

      Net cash used in investing activities for the three months ended August 31, 2005, was $2,189 as compared to $5,746 for the three months ended August 31, 2004.

      Net cash provided by financing activities for the three months ended August 31, 2005, was $899,133 as compared to $782,000 for the three months ended August 31, 2004. The increase was attributable to the net result of various fund raising activities.

      In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. In September, 2000, due to our inability to repay G.E. on the original terms, we restructured the loan to an interest-only note which has been renewed annually. The most recent note, which shall expire in November 2005, requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity. As of August 31, 2005, we owed $3,654,096, which includes principal and financing fees. As of September 10, 2005, the loan was current. We are currently in discussions with G.E. about another renewal and, while there can be no assurances; we believe that we and G.E. will agree on renewal terms acceptable to both parties.

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

      Since July 31, 2001, some of the notes have been in default and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive two replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of five years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the secured convertible debt to the noteholders. The proposed terms included reducing the conversion price of the notes to $2.50 per share and the exercise price of the warrants to $0.65. As of August 31, 2005, we still owed $478,142 in principal and interest to the seven remaining noteholders.

      In November 2005, TAP Holdings, LLC established a line of credit with BFI Business Finance. The maximum amount available under the line of credit is $2,000,000, limited to 60% of eligible accounts receivable plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (10% at May 31, 2005). Any outstanding balance under the credit line is due November 5, 2006. The line of credit is collateralized by a security interest in the TAP's accounts receivable, inventories, property and equipment and certain other assets. TAP must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement. As of May 31, 2005, there was $1,866,957 outstanding and approximately $131,000 available under the line of credit.

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

      On June 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 952,381 shares of common stock for gross proceeds of $1,000,000 to one individual. We also issued 428,571 of our common stock purchase warrants with an exercise price of $2.50. All common stock purchase warrants have an exercise life of 5 years.

      In October 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 600,000 shares of common stock for gross proceeds of $600,000 to four investors. We also issued 600,000 of our common stock purchase warrants with an exercise price of $2.50. All common stock purchase warrants have an exercise life of five years.

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

      We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2004 and 2005, we had net sales of $80,616 and $5,718,886, respectively. For the fiscal quarter ended August 1, 2005 we had net sales of $1,877,501.

      Prior to the fiscal year ended May 31, 2005 we had incurred losses since our inception. For the last two fiscal years ended May 31, 2004 and 2005, we realized net income (losses) of $(4,382,532) and $3,655,760 respectively. For the fiscal quarter ended August 31, 2005 we incurred net losses of $1,286,589. We had a stockholders' equity of $4,145,828 as of May 31, 2005 and $3,808,793 as of August 31, 2005. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2005 and 2004, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. Despite the profit generated during the current fiscal year, we have continued to generate operating losses and expect to continue to incur losses in the near future.

WE ARE UNABLE TO PAY OUR CURRENT LIABILITIES, AND MUST RELY ON THE CONTINUED FORBEARANCE OF SPECIFIC CREDITORS TO AVOID BANKRUPTCY.

      As of August 31, 2005 we had outstanding current liabilities of $9,309,803, of which approximately $478,142 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider filing for bankruptcy protection. We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

WE HAVE AN IMMEDIATE NEED FOR CAPITAL AND IF WE ARE UNABLE TO OBTAIN THE FINANCING WE NEED, OUR BUSINESS MAY FAIL.

      As of August 31, 2005, Cash Tech had working capital of $1,816,853 and available cash of $136,767. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund development of the EMMA technology, our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring substantial indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. As of May 31, 2005, we owe $3,654,096 to General Electric Capital Corporation. In 2000, we entered into the first of several notes with G.E. which have been renewed annually. The current note will expire in November 2005, and while our recent discussions with G.E. suggest that another renewal will be consummated, there can be no assurance that this will occur.

OUR ASSETS SERVE AS COLLATERAL FOR VARIOUS LOAN OBLIGATIONS AND THEREFORE MAY NOT BE AVAILABLE FOR DISTRIBUTION TO STOCKHOLDERS IN THE EVENT OF LIQUIDATION.

      We have previously granted security interests in all of our assets to various lenders, including the holders of notes in the principal and interest amount of $478,142 issued in a placement which was completed in January 2000 equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997 and liens in favor of BFI Finance on all assets of TAP Holdings pursuant to a Loan and Security Agreement entered into in November 2004.

      The General Electric loan is secured by certain of our CoinBank machines. As of May 31, 2005, we were indebted to General Electric Capital Corporation in the amount of approximately $3,654,096 including interest. As a result of the existing liens and continuing losses, it is unlikely that we could obtain additional credit by securing our assets. Further, as a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

      The BFI loan is a revolving accounts receivable credit facility secured by all of the assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman, who is not an employee of Cash Technologies. As of May 31, 2005 we were indebted to BFI in the amount of approximately $1,868,957 including interest. From time to time, due to fluctuations in Tomco's cash flow, TAP has requested funds from the BFI credit facility at advance rates higher than BFI's contract rate. To date BFI has funded all such requests but is under no obligation to do so. In the event that BFI refuses to fund such requests in the future, TAP/Tomco could be adversely affected and might not be able to pay its obligations timely causing temporary or permanent disruption in TAP's operations.

ANY ADDITIONAL FINANCING THAT WE MAY OBTAIN MAY SUBSTANTIALLY DILUTE THE INTERESTS OF OUR STOCKHOLDERS.

      To the extent that we obtain additional  financing through the issuance of
additional  equity   securities  in  the  future,   such  issuance  may  involve
substantial dilution to our stockholders.

THE AMERICAN STOCK EXCHANGE MAY DELIST OUR SECURITIES.

         Our common stock is listed on American Stock Exchange ("AMEX") When we began trading on the AMEX in 2000, the exchange granted us an exemption from its listing requirements in order for our common stock to be listed for trading as we were not in compliance with the criteria for continued listing. In November, 2003, at the request of AMEX, we submitted a plan to come into compliance with the continued listing requirements by April 20, 2005. On April 20, 2005 we submitted a report to AMEX stating that we believed that we had met the requirements of the exchange and had achieved the plan's objectives, including increasing shareholder equity to greater than $4 million as well as meeting various other requirements. AMEX subsequently confirmed our compliance with the listing requirements as of the date of the report, representing the first time since listing on the AMEX that the Company had achieved compliance with the continued listing standards. However, the Company must continue to meet the listing requirements stated in the AMEX rules and AMEX has informed us that due to continuing operating losses, it expects us to meet the next shareholder's equity threshold of $6 million. We will be providing a plan to reach the higher equity requirement and while we believe that our plan will be acceptable to AMEX, there can be no assurance that AMEX will accept the plan or that we will accomplish its targets. In the event that the plan is not accepted or we fail to meet its objectives or fail to meet future listing requirements, it is likely that AMEX would initiate de-listing procedures. In the event that our stock is de-listed we would be required to liquidate certain of our Preferred Stock. No assurance can be given that we will be able to meet or maintain the AMEX listing criteria or that our progress will continue to be satisfactory to the AMEX.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

      Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of the end of the fiscal quarter ended August 31, 2005. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them.

Changes in Internal Controls:

      The Board of Directors adopted, effective, August 25, 2003 a Code of Ethics for its Chief Executive Officer and Chief Financial Officer, as well as a Code of Ethics for its employees. These Codes are intended to ensure compliance with rules and regulations, promote honest and ethical behavior and to prevent wrongdoing.

      Additionally, the Board, in response to the passage of the Sarbanes-Oxley Act of 2002, among other actions, formed a Disclosure Committee comprised of various members of our management team. The Disclosure Committee is charged with, among other things, reviewing and developing policies and procedures to enhance our disclosure controls and procedures as well as with reviewing our periodic reports and other public disclosures. Other than as described above, based on their evaluation as of August 31, 2005, there have been no changes, including corrective actions with regard to significant deficiencies or material weaknesses in our internal controls or in other factors that could significantly affect these controls subsequent to August 31, 2005.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      In February 2003 Abraham Mirman of Samson Consulting Corp. was hired, inter alia, to provide consulting services and to arrange financing for us. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of our stock; either party had the right to terminate after one month for any reason. Shortly thereafter, we terminated the agreement for Samson's failure to perform. In July 2004, Mirman initiated arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson was owed damages. In the arbitration Samson claimed that it was owed fees for the entire 12 month term of the agreement, plus attorneys' fees. We alleged that Samson had failed to perform its obligations, had failed to provide any promised financing and that Mirman had induced us to enter into the contract under false and deceptive pretenses. In June 2005, an arbitrator determined that Mirman was owed 2 months fees and thus awarded Sampson $100,000 in unpaid fees, $21,650 in statutory interest through July 20, 2005 and no attorney fees. As of August 31, 2005, we have fully accrued for this liability. We are undertaking an appeal of the arbitrator's decision in New York.

      In addition, we have initiated a lawsuit against Mirman in California, alleging that he failed to provide financing promised in February, 2003, causing damages in excess of $400,000. There can be no assurance that our New York appeal or California case will prove successful. This litigation will continue to incur legal costs until its conclusion.

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

ITEM 2. CHANGE IN SECURITIES

      On June 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 952,381 shares of common stock for gross proceeds of $1,000,000 to one individual. We also issued 428,571 of our common stock purchase warrants with an exercise price of $2.50. All common stock purchase warrants have an exercise life of 5 years.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. As a result of this offering, we issued notes in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants. The notes were originally convertible into our common stock at the conversion rate of $9.50 per share. The Series B Warrants were originally exercisable at a price of $13.00 per share. The notes were originally due and payable on July 31, 2001. The notes are secured by a first priority lien on all of our assets. As of August 31, 2005, we still owed $478,142 in principal and interest to the noteholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During this fiscal year, there have not been any matters submitted for a vote from the security holders.

ITEM 5. OTHER INFORMATION

      In October 2004, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 600,000 shares of common stock for gross proceeds of $600,000 to four investors. We also issued 600,000 of our common stock purchase warrants with an exercise price of $2.50. All common stock purchase warrants have an exercise life of five years.

      On October 14, 2005, Mr. Robin Richards rejoined our Board of Directors. Mr. Richards is currently Chairman and CEO of Notification Technologies, Inc., a privately held company that provides school-to-parent communication services throughout the U.S. Previously, he was CEO of Vivendi Universal Net USA ("VUNet USA"), a subsidiary of Vivendi Universal. VUNet USA operated MP3.com, Inc., Flipside Network, Moviso, a leading wireless service provider and VUNet USA Technologies, a leading internet distribution infrastructure provider. Prior to his position at VUNet USA, Mr. Richards was the founding president, chief operating officer and a director of MP3.com, Inc., involved in all aspects of that company's historic impact on the internet and the music industry, its IPO and ultimate sale to Vivendi Universal. Additionally, Mr. Richards served as managing director of Tickets.com, Inc. and was founder and CEO of Lexi International, a tele-services and database management company. Mr. Richards served on the Board of Cash Technologies previously from 1999 through 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1  Certification of Chief Executive Officer
            31.2  Certification of Chief Financial Officer
            32.1  Certification  Pursuant to Section  906 of the  Sarbanes-Oxley
                  Act

      (b)   Reports on Form 8-K  incorporated by reference filed on February 13,
            2004

            NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended August 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized the 17th day of October, 2005.


CASH TECHNOLOGIES, INC.


By:  /S/ Bruce Korman
  -------------------------------------
  Bruce Korman
  President and Chief Executive Officer


By:  /S/ Edmund King
  -------------------------------------
  Edmund King
  Chief Financial Officer