Form 10QSB
period 2005-11-30
CASH TECHNOLOGIES INC
filed 2006-01-23
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________

FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED NOVEMBER 30, 2005

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

On January 20, 2006, there were 20,022,057 shares of common stock, $ .01 par value per share, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

CASH TECHNOLOGIES, INC.
FORM 10-QSB

INDEX

PART I. FINANCIAL INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	NOVEMBER 30,	MAY 31,
	2005	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$144,222	$163,627
Accounts receivable	1,617,407	1,734,616
Prepaid expenses and other current assets	831,459	749,954
Other receivable	28,035	28,035
Inventory (net of allowance $1,180,000)	8,964,398	8,508,323

Total Current Assets	11,585,521	11,184,555

CoinBank machines held for sale	615,060	638,283

PROPERTY AND EQUIPMENT (net)	50,054	51,084

CAPITALIZED SOFTWARE COSTS	606,415	886,300

CDHC PREFERRED STOCK	900,901	900,901

OTHER ASSETS	305,427	449,745

TOTAL	$14,063,378	$14,110,868

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 5)	$5,688,153	$5,654,098
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 5)	486,517	472,975
Due to Shareholders (Note 5)	170,750	270,750
Accounts payable	1,774,034	1,967,800
Accrued liabilities	1,737,904	813,439
Dividend payable	395,701	128,589

Total Current Liabilities	10,261,974	9,316,566

Long-Term Notes Payable (Note 6)	11,767	13,807

TOTAL LIABILITIES	10,273,741	9,330,373

COMMITMENTS & CONTINGENCIES (Note 2)	-	-

MINORITY INTEREST (Note 9)	622,323	634,666

STOCKHOLDERS' EQUITY: (Note 3)

Cumulative Redeemable Preferred Stock, 1,000,000 shares authorized,	4,195,812	4,195,812

Common Stock, $0.01 par value, 20,000,000 shares authorized,	200,307	183,300

Additional Paid-In-Capital	38,357,621	36,652,496
Accumulated Deficit	(39,586,426)	(36,885,779)

Total stockholders' equity	3,167,314	4,145,829

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,063,378	$14,110,868

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTH PERIOD		FOR SIX MONTHS
	ENDED NOVEMBER 30,		ENDED NOVEMBER 30,
	2005	2004	2005	2004
			(Unaudited)
NET REVENUES	$2,024,112	$549,466	$3,851,109	$564,230
COST OF REVENUES	1,475,634	397,799	2,822,397	410,924

GROSS PROFIT (LOSS)	548,478	151,667	1,028,712	153,306

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	1,309,056	930,237	2,752,784	1,605,502
RESEARCH AND DEVELOPMENT	37,500	45,000	75,000	90,000
IMPAIRMENT ON COIN MACHINES	-	-	-	-
DEPRECIATION & AMORTIZATION EXPENSE	141,066	140,861	281,961	281,504

OPERATING LOSS	(939,144)	(964,431)	(2,081,033)	(1,823,700)

INCOME FROM FORGIVENESS OF DEBT	(664)	(438,513)	(51,169)	(438,513)
INTEREST EXPENSE	203,833	124,476	400,499	221,621

LOSS BEFORE INCOME TAXES	(1,142,313)	(650,394)	(2,430,363)	(1,606,808)

INCOME TAXES	2,200	-	7,000	-

MINORITY INTEREST (Note 9)	(6,082)	(18,550)	(12,343)	(31,899)

Net Income (Loss) Before Extraordinary Gain	$(1,138,431)	$(631,844)	$(2,425,020)	$(1,574,909)

Extraordinary Gain	$-	$5,999,951	$-	$5,999,951

Minrity Interest - Extraordinary Gain	$-	$659,995	$-	$659,995

NET INCOME (LOSS)	$(1,138,431)	$4,708,112	$(2,425,020)	$3,765,047

Dividends & deemed dividends	$225,212	$240,554	$275,627	$324,583

Net income (loss) allocable to common
shareholders	$(1,363,643)	$4,467,558	$(2,700,647)	$3,440,464

Basic and diluted net income (loss) per share before
extraordinary income	$(0.08)	$(0.06)	$(0.15)	$(0.13)

Basic and diluted net income (loss) per share for
extraordinary income	$-	$0.35	$-	$0.35

Basic and diluted net income (loss) per share	$(0.08)	$0.29	$(0.15)	$0.22

Basic and diluted weighted average
shares of common stock outstanding	18,011,905	15,114,187	18,011,905	15,114,187

See notes to consolidated financial statements.

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED NOVEMBER 30,
	2005	2004

OPERATING ACTIVITIES:
Net loss	$(2,425,020)	$3,765,047
Adjustments to reconcile net loss to net cash used by
operating activities:

Extraordinary Gain	-	(5,999,951)
Minority interest	(12,343)	628,097
Amortization of capitalized software	279,885	279,885
Noncash compensation expense	3,308	-
Income on forgiveness of debt	(51,169)	(438,513)
Depreciation expense	2,076	1,620

Changes in operating assets and liabilities:

Inventory	(456,075)	(135,841)
Account receivable	117,209	(22,913)
CoinBank machines held for sale	23,223	13,934
Prepaid expenses and other current assets	(81,505)	5,655
Other assets	144,318	-
Accounts payable	(142,597)	(43,785)
Accrued interest	47,599	221,621
Accrued expenses and other current liabilities	924,432	80,386

Net cash used in operating activities	(1,626,659)	(1,644,758)

INVESTING ACTIVITIES:

Investment in subsidiary	-	(650,000)
Purchase of property and equipment	(1,046)	(5,746)

Net cash provided by (used in) investing activities	(1,046)	(655,746)

FINANCING ACTIVITIES:

Proceeds from conversion of warrants	340	188,615
Proceeds from short-term debt	-	889,916
Repayments on short-term debt	(100,000)	(228,694)
Repayments on long-term debt	(2,040)	-
Proceeds on sale of preferred stock	-	832,000
Proceeds from sale of common stock	1,710,000	490,000

Net cash provided by financing activities	1,608,300	2,171,837

CHANGE IN CASH AND CASH EQUIVALENTS	(19,405)	(128,667)

Cash and Cash Equivalents, Beginning of Period	163,627	137,516

Cash and Cash Equivalents, End of Period	$144,222	$8,849

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes	$7,100	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion of preferred stock into common stock	$-	$12,500
Issuance of common stock purchase warrants for services performed	$3,308	$-
Dividends declared on preferred stock	$267,112	$168,058
Deemed dividend on warrants issued	$8,515	$156,525

Total assets purchased	$-	$10,798,988
Total liabilities assumed	$-	$2,299,037
Net assets purchased	$-	$8,499,951
Bank debt assumed	$-	$(1,600,000)
Loan assumed	$-	$(250,000)
Cash paid as investment in subsidiary	$-	$(650,000)
Extrodinary gain	$-	$5,999,951

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

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2005 and the results of operation and cash flows for the three and six-month periods ended November 30, 2005 and November 30, 2004. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2005, filed with the SEC. The results of operations for the three and six-month periods ended November 30, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

Technological feasibility of the Company’s EMMA technology was achieved in September of 1999, and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $37,500 for the three month period ended November 30, 2005.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software to five years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended November 30, 2005, we amortized an additional $139,942 of capitalized software.

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

NOTE 2. COMMITMENTS AND CONTINGENCIES

In February 2003 Abraham Mirman of Samson Consulting Corp. was hired, inter alia, to provide consulting services and to arrange financing for us. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of our stock; either party had the right to terminate after one month for any reason. Shortly thereafter, we terminated the agreement for Samson's failure to perform. In July 2004, Mirman initiated arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson was owed damages. In the arbitration Samson claimed that it was owed fees for the entire 12 month term of the agreement, plus attorneys’ fees. We alleged that Samson had failed to perform its obligations, had failed to provide any promised financing and that Mirman had induced us to enter into the contract under false and deceptive pretenses. In June 2005, an arbitrator determined that Mirman was owed 2 months fees and thus awarded Sampson $100,000 in unpaid fees, $21,650 in statutory interest through July 20, 2005 and no attorney fees. As of August 31, 2005, we have fully accrued for this liability. We are undertaking an appeal of the arbitrator's decision in New York.

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

NOTE 3: STOCKHOLDERS EQUITY

During the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 600,000 shares of common stock and 600,000 of our common stock purchase warrants for gross proceeds of $600,000 to four previous shareholders. The common stock purchase warrants have an exercise price of $2.50 and an exercise life of 5 years.

During the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 66,667 shares of common stock for gross proceeds of $60,000 to one previous shareholder. We also issued to that same investor 30,000 of our common stock purchase warrants with an exercise price of $1.75. All common stock purchase warrants have an exercise life of 5 years.

During the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 47,619 shares of common stock for gross proceeds of $50,000 to one previous European shareholder. We also issued to that same investor 23,809 of our common stock purchase warrants with an exercise price of $2.50. All common stock purchase warrants have an exercise life of 5 years.

During the fiscal quarter ended November 30, 2005, we issued 10,000 of our common stock purchase warrants with an exercise price of $0.90 in lieu of cash for consulting services. Based on the Black-Scholes option-pricing model we recognized an expense of $3,308.

Subsequent to the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 175,000 shares of common stock for gross proceeds of $175,000 to three previous shareholders and one new accredited investor. We also issued to that same investors 175,000 of our common stock purchase warrants with an exercise price of $2.00. All common stock purchase warrants have an exercise life of 5 years.

NOTE 4: RELATED PARTY TRANSACTIONS

We obtained loans of $68,000 in the fiscal year ended May 31, 2002 and $342,700 during the fiscal year ended May 31, 2003 from Bruce Korman (and related parties) who is our Chief Executive Officer and Chairman of our Board of Directors. The loans were short-term loans and as of November 30, 2005, $8,915 is outstanding to Mr. Korman. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of November 30, 2005, we were in arrears of $290,874 for salary to Mr. Korman, $39,478 in expense reimbursements and owe $41,105 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

NOTE 5: SHORT-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The General Electric loan is secured by certain of our CoinBank machines. In 2000, we entered into the first of several loan renewals with G.E. , the most recent of which expired in November 2005. We believe based on discussions with G.E. that another renewal will soon be executed; however we have no current arrangement or capability to repay G.E. its principal. As of November 30, 2005, we owed $3,654,096, which includes principal and financing fees.

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

Since July 31, 2001, some of the notes have been in default and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive 2 replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of 5 years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the secured convertible debt to the noteholders. The proposed terms included reducing the conversion price of the notes to $2.50 per share and the exercise price of the warrants to $0.65. As of November 30, 2005, we still owed $486,517 in principal and interest to the seven remaining noteholders.

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

We obtained loans of $68,000 in the fiscal year ended May 31, 2002 and $342,700 during the fiscal year ended May 31, 2003 from Bruce Korman, our Chief Executive Officer and Chairman of our Board of Directors. The loans were short-term loans and as of November 30, 2005, $8,915 is outstanding to Mr. Korman.

The Company’s subsidiary TAP Holdings, LLC which owns and operates Tomco auto products has an asset based equity line with a revolving credit line which was partially used for the acquisition of Tomco Auto Products and for operating cashflow. On November 30, 2005 the balance for the above mentioned equity line was approximately $1,999,325, including interest. The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman, who is not an employee of Cash Technologies. From time to time, due to fluctuations in Tomco's cash flow, TAP has requested funds from the BFI credit facility at advance rates higher than BFI's contract rate. To date BFI has funded all such requests but is under no obligation to do so. In the event that BFI refuses to fund such requests in the future, TAP could be adversely affected and might not be able to pay its obligations timely causing temporary or permanent disruption in the company's operations.

NOTE 6: LONG-TERM DEBT

As of November 30, 2005 long term debt consists of the following:

Note Payable - Truck (a)	$16,502
Less: Current Maturities	4,735
Total	$11,767

(a) The note, which is collateralized by a security interest in a truck, is payable in monthly installments of $450, including interest at 7.49% per annum.

NOTE 7: STOCK BASED COMPENSATION

All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123 and SFAS 148, our net loss and loss per share for the three and six-month periods ended November 30, 2005 and November 30, 2004, would have been increased to the pro forma amounts presented below:

	FOR THREE MONTHS		FOR SIX MONTHS
	ENDED NOVEMBER 30,		ENDED NOVEMBER 30,
	2005	2004	2005	2004
Net Income (Loss)
As Reported	(1,138,431)	4,708,112	(2,425,020)	3,765,047
Pro Forma	(1,590,119)	3,459,014	(2,876,708)	2,515,949

Basic and Diluted Income (loss) Per Common Share
As Reported	(0.06)	0.31	(0.13)	0.25
Pro Forma	(0.09)	0.23	(0.16)	0.17

For the three month period ended November 30, 2005, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2000-2005, expected life of the option is 5 years, expected volatility of 21.44%, risk free interest rate of 4.42% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.71 per option.

For the three month period ended November 30, 2004, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 1999-2004, expected life of the option is 5 years, expected volatility of 52.53%, risk free interest rate of 3.72% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.73 per option.

NOTE 8: SEGMENT REPORTING

We operate through four business segments: Heuristic Technologies, Inc., TAP Holdings, LLC (aka “Tomco”), CoinBank machine-related activities and EMMA-related activities. We sell CoinBank self-service coin counting machines through existing equipment distribution channels. Our EMMA transaction processing system has not yet been deployed and all current software development costs are being expensed.

Information on our business segments for the:

	Three months ended		Six months ended
	November 30,		November 30,
	2005	2004	2005	2004
Net revenues:
CoinBank machines	21,138	9,058	35,216	23,822
EMMA	-	-	-
Heuristic	2,387	-	3,973	-
TAP	2,000,587	540,408	3,811,920	540,408
Unallocated	-	-	-	-
	2,024,112	549,466	3,851,109	564,230

Interest expense:
CoinBank machines	-	2,336	-	4,671
EMMA	-	-	-	-
Heuristic	-	-	-	-
TAP	106,279	24,228	205,047	24,228
Unallocated	97,554	97,912	195,452	192,722
	203,833	124,476	400,499	221,621

Depreciation & Amortization:
CoinBank machines	-	-	-	-
EMMA	139,942	139,942	279,885	279,885
Heuristic	-	-	-	-
TAP	-	-	-	-
Unallocated	1,124	919	2,076	1,619
	141,066	140,861	281,961	281,504

Segment Income (loss):
CoinBank machines	(57,954)	50,186	(120,052)	(32,068)
EMMA	-	-	-	-
Heuristic	(261,281)	(64,303)	(653,726)	(174,219)
TAP	(210,951)	(106,765)	(409,129)	(106,765)
Unallocated	(608,245)	4,828,994	(1,242,113)	4,078,099
	(1,138,431)	4,708,112	(2,425,020)	3,765,047

NOTE 9: MINORITY INTEREST

From November 2002 through March 2003, we received $443,000 in net proceeds from members for an equity share in our subsidiary CT Holdings, LLC. The minority members own 13.65% while we own 86.35%. The net proceeds from this have been used to further develop the BONUS product as well as for working capital for CT Holdings and Cash Technologies, Inc. For the three months ended November 30, 2005, we have allocated $6,082 of losses in CT Holdings to minority interest.

On November 5, 2004 TAP Holdings, LLC (dba Tomco Auto Products) acquired substantially all of the assets and assumed certain liabilities of Tomco Auto Products, Inc. One member of TAP owns 11% while we own 89%.

NOTE 10: SUBSEQUENT EVENTS

Subsequent to the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 175,000 shares of common stock for gross proceeds of $175,000 to three previous shareholders and one new accredited investor. We also issued to that same investors 175,000 of our common stock purchase warrants with an exercise price of $2.00. All common stock purchase warrants have an exercise life of 5 years.

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

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria: Cintelia Systems Inc., a Delaware corporation: CT Holdings, LLC., a Delaware corporation of which we own 86.65%: Heuristic Technologies, Inc., a Delaware company, formed in May, 2004, to engage in healthcare data processing and debit card issuance: and TAP Holdings, LLC (dba Tomco Auto Products), of which we own 89%, formed in November, 2004 to acquire certain assets and assume certain liabilities of Tomco Auto Products, Inc. Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2005, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to develop and improve our various products, we will have a high level of operating expenses. We anticipate that losses will continue for the near future. Our expenses have exceeded net revenues since inception. For the three-month period ended November 30, 2005 and 2004, we incurred net losses before extraordinary gain of $1.13 million and $0.63 million, respectively.

Gross profit for the three-month period ended November 30, 2005, was $548,748, as compared to $151,667 for the three-month period ended November 30, 2004. The increase in gross profit was primarily attributable to the operations of our TAP subsidiary.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility was established. Technological feasibility is established upon completion of a detailed program design or working model. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $37,500 for the three-month period ended November 30, 2005.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the three-month period ended November 30, 2005, we amortized an additional $139,942 of capitalized software.

The current EMMA asset is currently valued at $606,415, which reflects the costs incurred by us in developing the asset, as well as the net realizable value estimated in management's determination. Management believes that its estimates reflect its ability, based upon management's internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained commencing in the early half of 2006 calendar year, and will be obtained fully by the end of the calendar year 2007. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability of corporate entities to purchase software such as the EMMA software.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2004.

Net revenues for the three-month period ended November 30, 2005 increased to $2,024,112 compared to $549,466 for the same 2004 period. The increase in net revenue is attributable to the revenues derived from TAP Holdings, the Company’s new majority-owned subsidiary that operates the business of Tomco Auto Products.  During the three-month period ended November 30, 2005, TAP Holdings generated 99.89% of the Company’s net revenues. Since the Company purchased its majority interest in TAP Holdings in November 2004, net revenues during the last year’s fiscal quarter reflected only a few weeks of operations.

Cost of revenues for the three-month period ended November 30, 2005 is $1,475,634 compared to $397,799 for the quarter ended November 30, 2004. The increase in direct costs was attributable to the operations of the Company’s new TAP subsidiary.

Gross profit for the three months ended November 30, 2005 is $548,478 compared to $151,667 for the same period a year ago. The increase in gross profit was attributable to the operations of the Company’s new TAP subsidiary.

Selling, General and Administrative expenses for the three months ended November 30, 2005, increased to $1,309,056 compared to $930,237 for the three months ended November 30, 2004. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase is primarily attributable to the operations of the Company’s new TAP subsidiary.

Research and development expenses for the three months ended November 30, 2005, is $37,500 compared to $45,000 for the three months ended November 30, 2004.

Depreciation and amortization expenses for the three months ended November 30, 2005, and November 30, 2004, were $141,066 and $140,861, respectively.

Income from forgiveness of debt for the three months ended November 30, 2005 and November 30, 2004, is $(664) and $(438,513), respectively. The difference was due to settlement of certain liabilities by the Company in the 2004 period.

Interest expense for the three months ended November 30, 2005 and November 30, 2004, is $203,833 and $124,476, respectively. The difference was due to the operations of the Company’s new TAP subsidiary.

Minority Interest for the three months ended November 30, 2005 and November 30, 2004, is $6,082 and $18,550, respectively

Income Taxes for the three months ended November 30, 2005 and November 30, 2004, is $2,200 and zero, respectively

Extraordinary Income for the three months ended November 30, 2005, was zero compared to $5,999,951 for the same period in 2004. The decrease was due to the extraordinary gain recognized in the purchase of certain assets and liabilities of Tomco Auto Products, Inc. in 2004.

Minority Interest from extraordinary income for the three months ended November 30, 2005 and November 30, 2004, was zero and $659,995, respectively

As a result of the foregoing, net income (losses) for the three months ended November 30, 2005 and November 30, 2004, are $(1,138,431) and $4,708,112, respectively.

SIX MONTHS ENDED NOVEMBER 30, 2005 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2004.

Net revenues for the six-month period ended November 30, 2005 increased to $3,851,109 compared to $564,230 for the same 2004 period. The increase in net revenue is attributable to the operations of TAP Holdings that was acquired in November 2004.

Cost of revenues for the six-month period ended November 30, 2005 is $2,822,397 compared to $410,924 for the six months ended November 30, 2004. The increase in direct costs was attributable to the operations of the Company’s new TAP subsidiary.

Gross profit for the six-months ended November 30, 2005 is $1,028,712 compared to $153,306 for the same period a year ago. The increase in gross profit was attributable to the operations of the Company’s new TAP subsidiary.

Selling, General and Administrative expenses for the six months ended November 30, 2005, increased to $2,752,784 compared to $1,605,502 for the six months ended November 30, 2004. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase is primarily attributable to the operations of the Company’s new TAP subsidiary.

Research and development expenses for the six months ended November 30, 2005, is $75,000 compared to $90,000 for the six months ended November 30, 2004.

Depreciation and amortization expenses for the six months ended November 30, 2005, and November 30, 2004, were $281,961 and $281,504, respectively.

Income from forgiveness of debt for the six months ended November 30, 2005 and November 30, 2004, is $(51,169) and $(438,513), respectively. The difference was due to settlement of certain liabilities by the Company in the 2004 period.

Interest expense for the six months ended November 30, 2005 and November 30, 2004, is $400,499 and $221,621, respectively. The difference was due to the operations of the Company’s new TAP subsidiary.

Minority Interest for the six months ended November 30, 2005 and November 30, 2004, is $12,343 and $31,899, respectively

Income Taxes for the six months ended November 30, 2005 and November 30, 2004, is $7,000 and zero, respectively

Extraordinary Income for the six months ended November 30, 2005, was zero compared to $5,999,951 for the same period in 2004. The decrease was due to the extraordinary gain recognized in the purchase of certain assets and liabilities of Tomco Auto Products, Inc. in 2004.

Minority Interest from extraordinary income for the six months ended November 30, 2005 and November 30, 2004, was zero and $659,995, respectively

As a result of the foregoing, net income (losses) for the six months ended November 30, 2005 and November 30, 2004, are $(2,425,020) and $3,765,047, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At November 30, 2005, we have a working capital of $1,323,547 compared to a working capital deficit of $(3,329,000) at November 30, 2004. At November 30, 2005, we have a cash balance of approximately $144,222. We are in immediate need of working capital to continue our business and operations. To date, we have been funding our operations primarily through the issuance of equity in private placement transactions with existing stockholders or affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Net cash used in operating activities was $1,626,659 for the six months ended November 30, 2005 compared to $1,644,758 for the six months ended November 30, 2004. The decrease was due to an increase in accrued expenses offset by an increase in income from forgivenss of debt and purchase of inventory.

Net cash used in investing activities for the six months ended November 30, 2005, was $1,046 as compared to $655,746 for the six months ended November 30, 2004. The decrease was due to a decrease in investment in subsidiary.

Net cash provided by financing activities for the six months ended November 30, 2005, was $1,608,300 as compared to $2,171,837 for the six months ended November 30, 2004. The decrease was attributable to the net result of various fund raising activities.

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The General Electric loan is secured by certain of our CoinBank machines. In 2000, we entered into the first of several loan renewals with G.E. , the most recent of which expired in November 2005. We believe based on discussions with G.E. that another renewal will soon be executed, however we have no current arrangement or capability to repay G.E. its principal. As of November 30, 2005, we owed $3,654,096, which includes principal and financing fees.

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

Since July 31, 2001, some of the notes have been in default and some have been restructured. Under the restructuring, the notes were extended for two (2) years to July 2003, the noteholders agreed to surrender all old warrants priced at $13.50 per share to receive two replacement warrants for every old warrant surrendered. The new warrants were vested immediately, have a life of five years and were exercisable at $1.35 through December 31, 2001, $2.20 through January 15, 2002 and $4.50 thereafter. In August, 2003, the Company proposed the conversion to equity of the secured convertible debt to the noteholders. The proposed terms included reducing the conversion price of the notes to $2.50 per share and the exercise price of the warrants to $0.65. As of November 30, 2005, we still owed $486,517 in principal and interest to the seven remaining noteholders.

In November 2005, TAP Holdings, LLC established a line of credit with BFI Business Finance. The maximum amount available under the line of credit is $2,000,000, limited to 60% of eligible accounts receivable plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (10% at May 31, 2005). Any outstanding balance under the credit line is due November 5, 2006. The line of credit is collateralized by a security interest in TAP's accounts receivable, inventories, property and equipment and certain other assets as well as a limited personal guaranty from TAP's chairman, who is not an employee of Cash Technologies. TAP must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement. As of November 30, 2005, there was $1,999,325 outstanding including interest.

From time to time, due to fluctuations in Tomco's cash flow, TAP has requested funds from the BFI credit facility at advance rates higher than BFI's contract rate. To date BFI has funded all such requests but is under no obligation to do so. In the event that BFI refuses to fund such requests in the future, TAP could be adversely affected and might not be able to pay its obligations timely causing temporary or permanent disruption in the company's operations.

During the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 600,000 shares of common stock and 600,000 of our common stock purchase warrants for gross proceeds of $600,000 to four previous shareholders. The common stock purchase warrants have an exercise price of $2.50 and an exercise life of 5 years.

During the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 66,667 shares of common stock for gross proceeds of $60,000 to one previous shareholder. We also issued to that same investor 30,000 of our common stock purchase warrants with an exercise price of $1.75. All common stock purchase warrants have an exercise life of 5 years.

During the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 47,619 shares of common stock for gross proceeds of $50,000 to one previous European shareholder. We also issued to that same investor 23,809 of our common stock purchase warrants with an exercise price of $2.50. All common stock purchase warrants have an exercise life of 5 years.

Subsequent to the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 175,000 shares of common stock for gross proceeds of $175,000 to three previous shareholders and one new accredited investor. We also issued to that same investors 175,000 of our common stock purchase warrants with an exercise price of $2.00. All common stock purchase warrants have an exercise life of 5 years.

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

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2004 and 2005, we had net sales of $80,616 and $5,718,886, respectively. For the six month period ended November 30, 2005, we had net sales of $3,851,109. Virtually all of our revenues for the fiscal year ended May 31, 2005 and onwards have been derived from our TAP subsidiary; however TAP operations do not constitute the principal operations that we intend to conduct in the future. We intend to focus on the healthcare and financial data processing products which are marketed by our Heuristics Technologies subsidiary, which business has recently begun marketing its products.

Prior to the fiscal year ended May 31, 2005 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2004 and 2005, net income (losses) of $(4,382,532) and $3,655,760 respectively. Net income for the fiscal year ended May 31, 2005, was derived principally from our purchase of the Tomco assets. Despite the profit generated during the last fiscal year, we have continued to generate operating losses and while management believes that it will generated operating profits in the future, no assurance can be given. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2005 and 2004, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the six month period ended November 30, 2005 we have incurred additional (losses) of $(2,425,020).

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of November 30, 2005 we had outstanding current liabilities of $10,261,974, of which approximately $486,517 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of November 30, 2005, Cash Tech had working capital of $1,323,547 and available cash of $144,222. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund development of the EMMA technology, our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. As of November 30, 2005, we also owe $3,654,096 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which expired in November 2005. We believe based on discussions with G.E. that another renewal will soon be executed; however we have no current arrangement or capability to repay G.E. its principal.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to several lenders, including the holders of the notes in the principal and interest amount of $486,517 issued in a placement which was completed in January 2000, equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997 and liens in favor of BFI Finance on all assets of TAP Holdings pursuant to a Loan and Security Agreement entered into in November 2004.

The General Electric loan is secured by certain of our CoinBank machines. As of November 30, 2005, we were indebted to General Electric Capital Corporation in the amount of approximately $3,654,096 including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman, who is not an employee of Cash Technologies. As of November 30, 2005 we owed BFI approximately $1,999,325 including interest. From time to time, due to fluctuations in Tomco's cash flow, TAP has requested funds from the BFI credit facility at advance rates higher than BFI's contract rate. To date BFI has funded all such requests but is under no obligation to do so. In the event that BFI refuses to fund such requests in the future, TAP could be adversely affected and might not be able to pay its obligations timely causing temporary or permanent disruption in the company's operations.

TAP receives most of its sales from three customers.

TAP is substantially dependent on just three customers: NAPA, O'Reilly Auto Parts and CARQUEST. These customers combined account for approximately 77% of TAP’s revenue. The loss of any of these customers would have a material adverse affect on TAP’s viability.

The market for TAP’s products is shrinking.

Approximately 98% of TAP's revenue for the six month period end November 30, 2005, was from the sale of rebuilt carburetors. Sales of carburetors have and may continue to fluctuate or decline for two reasons. First, the availability of acceptable carburetor cores continues to shrink due to age or damage to used carburetors. TAP can manufacture new cores but has thus far not made the necessary investment. Secondly, the amount of vehicles using carburetors continues to decline since the last domestic carbureted production vehicle was manufactured in 1988. TAP may be able to compensate for this decline by increasing its market share but there is no assurance that it can succeed in this effort. In 1998 Tomco began rebuilding diesel pumps which have a larger user base than does carburetors. The company also has plans to unveil new products in fiscal 2006 and has explored certain offshore markets for its products that may be lucrative. However, there is no assurance that any of these measures can offset the continual erosion in the size of the company’s primary market. .

TAP may not fully recover the carrying value of its core inventory.

As of November 30, 2005 TAP had had a carrying value of for its core inventory of $6,360,829. In November 2004, at the time TAP's assets were purchased, an obsolescence reserve of $1,180,000 was established to cover potential inventory impairment due to low core inventory turnover. In future periods, additional impairment may be taken based on future carburetor sales. If TAP concludes that such impairment exists, this could give rise to a substantial expense and negatively impact Tomco's financial results.

Competition in healthcare revenue management and prepaid debit card products is intense.

Heuristic’s healthcare products compete with products offered by companies that are larger, better known and better capitalized than Heuristic. Similarly, competition in the prepaid debit card market is intense and some competitors are larger and more established than Heuristic. Heuristic may not be able to successfully compete with these companies in which event Heuristic might have to withdraw one or more of its products which would have a material adverse effect on Heuristic and Cash Technologies.

Heuristic is liable for the loss or misuse of personal information.

Heuristic and its affiliates have custody of, or come into contact with, various types of personal information about consumers, their medical records and financial transactions. The company has taken steps to safeguard such information and requires that its suppliers safeguard such information, however, in the event such safeguards fail to prevent the loss or misuse of personal information, Heuristic might be liable for any damages caused thereby.

Heuristic is substantially dependent on third parties for data processing and customer support.

Most data processing and customer support for Heuristic’s products is performed by third parties under various exclusive and non-exclusive contracts. This reduces infrastructure development costs and increases speed to market, however the failure of a third party to perform its duties or renew a service agreement could be materially detrimental to Heuristic’s operations.

Data processing margins generally decline as products become more mature.

Data processing products usually become “commoditized” as they mature, with a corresponding reduction in profit margins. This is caused by a number of factors, including: Increased competition forces lower prices; increased volumes create economies of scale which permit lower prices, software development costs are eventually fully amortized, etc. The result is that There is no assurance that Heuristic can generate enough growth in its sales to outpace these market forces.

Heuristic has liability for debit card losses.

Under Heuristic’s agreement with its card issuing bank, Heuristic has liability for losses caused by card fraud and misuse. These losses are predicted based on historical statistics and compensating reserves are maintained by the issuing bank, however in the event that these losses were to increase due to unexpected behavior of a particular card program or cardholder group, Heuristic would be adversely affected.

We are dependent on third-party marketers In our CoinBank business.

The demand for our coin processing equipment is also subject to a high level of uncertainty. We do not intend to focus significant marketing efforts on the sale of our CoinBank machines but instead rely on third-party marketing organizations to sell the machines. The failure of our marketers to sell our machines would result in impairment costs for slow moving machine inventory.

We are dependent on third-party manufacturers.

We are substantially dependent on the ability of the independent contractors we hire to build our CoinBank machines. We do not manufacture our CoinBank machines. The failure of our independent contractors to produce machines or machine components on a timely basis or at all would harm sales of CoinBank machines.

Our EMMA-Based Technology may not perform reliably.

To date our deployment of EMMA-based products, such as the ATM-X and POS-X machines, has been extremely limited and we have derived no significant revenue from our EMMA-based applications. Thus we have insufficient information upon which we can base reliable predictions about the reliability of the technology. Although such systems and machines have performed reliably to date at their previous installations and in our laboratory, upon widespread commercial use they may not satisfactorily perform all of their intended functions or may not prove reliable in extensive utilization. Software and other technologies that are incorporated into our products are complex and may contain errors, which will only become apparent subsequent to widespread commercial use. Remedying such errors could require the expenditure of a substantial amount of money and could also result in significant delays in installing or selling our products, which could have a material adverse effect on us. We anticipate that we will continue to seek to upgrade and enhance both the hardware and software components of our products. Such upgrading and enhancement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs.

Effective marketing of our EMMA technology requires a capital investment beyond the Company’s current resources.

In marketing our EMMA-based products and services, we are attempting to change the traditional methods by which people obtain certain financial services. Accordingly, the cost to effectively market such technology is significant and beyond the Company’s current resources, limiting the exposure of EMMA-based applications to the marketplace at the present time. Achieving market acceptance for EMMA will require substantial marketing efforts and the expenditure of a significant amount of funds to inform various targeted customer groups of the perceived benefits and advantages of EMMA. If and when the Company can expend the needed resources to properly market its EMMA technology, the potential marketplace for such products may have diminished or been satisfied with competing products that obviate the need for EMMA. To date, we have not generated any revenue from our EMMA based technology.

If our EMMA Technology does not achieve market acceptance, its value will be severely dimished.

The demand for EMMA-based services and our ability to deliver the technology is subject to a high level of uncertainty. If we do not realize market acceptance of these products, the technology will not be valuable to the Company and our investment in EMMA will be impaired.

Our limited marketing capabilities may hinder our growth.

Since inception, we have conducted only limited marketing activities for our EMMA-based products and, in addition to limited capital resources, we currently have limited marketing and technical experience and limited financial, personnel and other resources to independently undertake extensive marketing activities. Accordingly, our marketing efforts may not result in significant initial or continued market acceptance of such products and may not succeed in positioning EMMA as a preferred method of processing complex transactions.

Any additional financing that we may obtain may substantially dilute the interests of our stockholders.

To the extent that we obtain additional financing through the issuance of additional equity securities in the future, such issuance may involve substantial dilution to our stockholders.

We have been notified by the American Stock Exchange that our common stock may be delisted from AMEX.

Our common stock is listed on American Stock Exchange ("AMEX"). When we began trading on the AMEX in 2000, the exchange granted us an exemption from its listing requirements in order for our common stock to be listed for trading as we were not in compliance with the criteria for continued listing. In November, 2003, at the request of AMEX, we submitted a plan to come into compliance with the continued listing requirements by April 20, 2005. On April 20, 2005 we submitted a report to AMEX stating that we believed that we had met the requirements of the exchange and had achieved the plan's objectives, including increasing shareholder equity to greater than $4 million as well as meeting various other requirements. AMEX subsequently confirmed our compliance with the listing requirements as of the date of the report, representing the first time since listing on the AMEX that the Company had achieved compliance with the continued listing standards. However, on October 31, 2005, we again received a notice from the AMEX that we were out of compliance with the continued listing standards of the AMEX. Specifically, as previously disclosed in our Form 10KSB filed September 9, 2005 and our Form 10QSB filed October 17, 2005, the Company does not currently meet the requirements of Section 1003(a)(iii) of the Company Guide (having shareholders’ equity of less than $6 million following losses from continuing operations in its five most recent fiscal years). The Company had also disclosed its intent to submit a plan to Amex to meet these requirements. The October 31, 2005 notice from Amex established the dates for submission of the plan and for compliance. Amex also informed the Company that the Company was not in compliance with Section 1003(ii) of the Company Guide (having shareholders’ equity of less than $4 million following losses from continuing operations in three out of its four most recent fiscal years), Section 921 of the Company Guide (failing to notify Amex in writing of the appointment of a new director that was publicly announced in the Company’s October 18, 2005 press release) and Section 301 (issuing $600,000 of securities in an October 2005 private placement prior to applying for the listing of such securities and receiving notification from the Amex that the securities had been approved for listing). At this date, the Section 921 and Section 301 violations have been cured and the compliance plan to meet the required shareholder’s equity has been submitted. Although we believe that our plan will satisfy AMEX, no assurance can be given that AMEX will find our plan acceptable or that if the plan is found to be acceptable, that we will be able to satisfactorily and timely carry out that plan. If our plan is not deemed satisfactory or we do not meet that plan, we could be delisted from AMEX. In the event that our stock is de-listed we would be required to liquidate certain of our Preferred Stock. No assurance can be given that we will be able to meet or maintain the AMEX listing criteria in the future or that our progress will continue to be satisfactory to the AMEX.

If our common stock is delisted from the American Stock Exchange, we also are likely to be subject to the risks relating to penny stocks.

Our common stock has not been traded above $5.00 in over five years. If our common stock were to be delisted from trading on the American Stock Exchange and the trading price of the common stock remained below $5.00 per share, trading in our common stock would be subject to the requirements of certain rules promulgated under the Exchange Act related to so-called penny stocks. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock and the ability of purchasers to sell our common stock in the secondary market.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in its Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures. Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of that date.

There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 600,000 shares of common stock and 600,000 of our common stock purchase warrants for gross proceeds of $600,000 to four previous shareholders. The common stock purchase warrants have an exercise price of $2.50 and an exercise life of 5 years.

During the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 66,667 shares of common stock for gross proceeds of $60,000 to one previous shareholder. We also issued to that same investor 30,000 of our common stock purchase warrants with an exercise price of $1.75. All common stock purchase warrants have an exercise life of 5 years.

During the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 47,619 shares of common stock for gross proceeds of $50,000 to one previous European shareholder. We also issued to that same investor 23,809 of our common stock purchase warrants with an exercise price of $2.50. All common stock purchase warrants have an exercise life of 5 years.

Subsequent to the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 175,000 shares of common stock for gross proceeds of $175,000 to three previous shareholders and one new accredited investor. We also issued to that same investors 175,000 of our common stock purchase warrants with an exercise price of $2.00. All common stock purchase warrants have an exercise life of 5 years.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The General Electric loan is secured by certain of our CoinBank machines. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which expired in November 2005. We believe based on discussions with G.E. that another renewal will soon be executed, however we have no current arrangement or capability to repay G.E. its principal. As of November 30, 2005, we owed $3,654,096, which includes principal and financing fees.

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. As a result of this offering, we issued notes in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants. The notes were originally convertible into our common stock at the conversion rate of $9.50 per share. The Series B Warrants were originally exercisable at a price of $13.00 per share. The notes were originally due and payable on July 31, 2001. The notes are secured by a first priority lien on all of our assets. As of November 30, 2005, we still owed $486,517 in principal and interest to the noteholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this six month period ended November 30, 2005, there have not been any matters submitted for a vote from the security holders.

ITEM 5. OTHER INFORMATION

Subsequent to the fiscal quarter ended November 30, 2005, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 175,000 shares of common stock for gross proceeds of $175,000 to three previous shareholders and one accredited investor. We also issued 175,000 of our common stock purchase warrants with an exercise price of $2.00. All common stock purchase warrants have an exercise life of 5 years.

On October 14, 2005, Mr. Robin Richards rejoined our Board of Directors. Mr. Richards is currently Chairman and CEO of Notification Technologies, Inc., a privately held company that provides school-to-parent communication services throughout the U.S. Previously, he was CEO of Vivendi Universal Net USA ("VUNet USA"), a subsidiary of Vivendi Universal. VUNet USA operated MP3.com, Inc., Flipside Network, Moviso, a leading wireless service provider and VUNet USA Technologies, a leading internet distribution infrastructure provider. Prior to his position at VUNet USA, Mr. Richards was the founding president, chief operating officer and a director of MP3.com, Inc., involved in all aspects of that company’s historic impact on the internet and the music industry, its IPO and ultimate sale to Vivendi Universal. Additionally, Mr. Richards served as managing director of Tickets.com, Inc. and was founder and CEO of Lexi International, a tele-services and database management company. Mr. Richards served on the Board of Cash Technologies previously from 1999 through 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits 31.1 Certification of Chief Executive Officer 31.2 Certification of Chief Financial Officer 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Report on Form 8-K filed on November 4, 2005 under Item 3.01. Report on Form 8-K/A filed on November 9, 2005 under Item 3.01.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended November 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized the 23rd day of January, 2006.

CASH TECHNOLOGIES, INC.

By:	/S/ Bruce Korman
Bruce Korman President and Chief Executive Officer

By:	/S/ Edmund King
Edmund King Chief Financial Officer