Form 10QSB
period 2006-02-28
CASH TECHNOLOGIES INC
filed 2006-04-19
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-QSB

(MARK ONE)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED FEBRUARY 28, 2006

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

On April 15, 2006, there were 20,635,964 shares of common stock, $ .01 par value per share, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

CASH TECHNOLOGIES, INC.
FORM 10-QSB

INDEX

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	FEBRUARY 28,	MAY 31,
	2006	2005
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,021	$163,627
Accounts receivable	1,778,406	1,734,616
Prepaid expenses and other current assets	868,507	749,954
Other receivable	78,106	28,035
Inventory (net of allowance $1,180,000)	8,873,952	8,508,323

Total Current Assets	11,768,992	11,184,555

CoinBank machines held for sale	615,060	638,283

PROPERTY AND EQUIPMENT (net)	47,788	51,084

CAPITALIZED SOFTWARE COSTS	466,473	886,300

CDHC PREFERRED STOCK	900,901	900,901

CLAIMREMEDI PREFERRED STOCK	3,500,000	-

OTHER ASSETS	271,143	449,745

TOTAL ASSETS	$17,570,357	$14,110,868

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 5)	$5,734,200	$5,654,098
Due to Officers and Directors (Note 4)	8,915	8,915
Convertible debt (Note 5)	494,893	472,975
Due to Shareholders (Note 5)	120,750	270,750
Accounts payable	1,719,529	1,967,800
Accrued liabilities	2,120,492	813,439
Dividend payable	-	128,589

Total Current Liabilities	10,198,779	9,316,566

Long-Term Notes Payable (Note 6)	10,595	13,807

TOTAL LIABILITIES	10,209,374	9,330,373

COMMITMENTS & CONTINGENCIES (Note 2)	-	-

MINORITY INTEREST (Note 9)	616,040	634,666

STOCKHOLDERS' EQUITY: (Note 3)

Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized,
647,496 and 647,093, shares issued and outstanding at February 28, 2006 and May 31, 2005.	8,220,812	4,195,812

Common Stock, $0.01 par value, 30,000,000 shares authorized,
20,635,964 and 18,321,490, shares issued and outstanding at February 28, 2006 and May 31, 2005.	206,445	183,300

Additional Paid-In-Capital	39,072,599	36,652,496
Accumulated Deficit	(40,754,913)	(36,885,779)

Total stockholders' equity	6,744,943	4,145,829

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,570,357	$14,110,868

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	(Unaudited)		(Unaudited)
	THREE MONTH PERIOD		FOR NINE MONTHS
	ENDED FEBRUARY 28,		ENDED FEBRUARY 28,
	2006	2005	2006	2005

NET REVENUES	$2,214,721	$3,112,013	$6,065,830	$3,676,243
COST OF REVENUES	1,577,089	2,096,160	4,399,486	2,507,083

GROSS PROFIT (LOSS)	637,632	1,015,853	1,666,344	1,169,160

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	1,369,131	1,442,466	4,121,746	3,047,967
RESEARCH AND DEVELOPMENT	37,500	45,000	112,500	135,000
DEPRECIATION & AMORTIZATION EXPENSE	141,066	140,558	423,197	422,062

OPERATING LOSS	(910,065)	(612,171)	(2,991,099)	(2,435,869)

INCOME FROM FORGIVENESS OF DEBT	(16)	(667,855)	(51,185)	(1,106,367)
INTEREST EXPENSE	214,303	(94,302)	614,803	127,320

LOSS BEFORE INCOME TAXES	(1,124,352)	149,986	(3,554,717)	(1,456,822)

INCOME TAXES	-	800	7,000	800

MINORITY INTEREST (Note 9)	(6,282)	12,601	(18,626)	(19,298)

Net Income (Loss) Before Extraordinary Gain	$(1,118,070)	$136,585	$(3,543,091)	$(1,438,324)

Extraordinary Gain	$-	$-	$-	$5,999,951

Minrity Interest - Extraordinary Gain	$-	$-	$-	$659,995

NET INCOME (LOSS)	$(1,118,070)	$136,585	$(3,543,091)	$3,901,632

Dividends & deemed dividends	$50,415	$464,010	$326,043	$788,593

Net income (loss) allocable to common shareholders	$(1,168,485)	$(327,425)	$(3,869,134)	$3,113,039

Basic net income (loss) per share before extraordinary income	$(0.06)	$0.01	$(0.18)	$(0.10)
extraordinary income	$-	$-	$-	$0.36

Basic and diluted net income (loss) per share	$(0.06)	$(0.02)	$(0.20)	$0.21

Basic and diluted weighted average
shares of common stock outstanding	19,183,870	14,673,109	19,183,870	14,673,109

See notes to consolidated financial statements.

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	FOR THE NINE MONTHS ENDED FEBRUARY 28,
	2006	2005

OPERATING ACTIVITIES:
Net loss	$(3,543,091)	$3,901,632
Adjustments to reconcile net loss to net cash used by operating activities:

Extraordinary Gain	-	(5,999,951)
Minority interest	(18,626)	(9,302)
Amortization of capitalized software	419,827	419,826
Noncash compensation expense	3,308	-
Income on forgiveness of debt	-	(1,106,367)
Depreciation expense	6,735	2,237

Changes in operating assets and liabilities:

Inventory	(365,629)	(605,276)
Account receivable	(121,896)	(151,943)
CoinBank machines held for sale	23,223	37,156
Prepaid expenses and other current assets	(90,518)	154,801
Other assets	178,602	(235,605)
Accounts payable	(47,513)	439,212
Accrued interest	105,021	(2,920)
Accrued expenses and other current liabilities	1,106,262	291,144

Net cash used in operating activities	(2,344,295)	(2,865,356)

INVESTING ACTIVITIES:

Investment in subsidiary	-	(900,000)
Purchase of property and equipment	(3,439)	(5,746)

Net cash provided by (used in) investing activities	(3,439)	(905,746)

FINANCING ACTIVITIES:

Proceeds from conversion of warrants	340	188,615
Proceeds from minority interest	-	10,000
Proceeds from short-term debt	-	1,162,675
Repayments on short-term debt	(103,000)	(339,490)
Repayments on long-term debt	(3,212)	-
Proceeds on sale of preferred stock	475,000	832,000
Proceeds from sale of common stock	1,985,000	2,896,098

Net cash provided by financing activities	2,354,128	4,749,898

CHANGE IN CASH AND CASH EQUIVALENTS	6,394	978,796

Cash and Cash Equivalents, Beginning of Period	163,627	137,516

Cash and Cash Equivalents, End of Period	$170,021	$1,116,312

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes	$7,000	$800

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion of preferred stock into common stock	$-	$12,500
Issuance of preferred stock	$3,500,000	$-
Issuance of common stock purchase warrants for services performed	$3,308	$-
Dividends declared on preferred stock	$317,528	$168,058
Dividends paid via common stock	$446,116	$-
Deemed dividend on warrants issued	$8,515	$156,525

Total assets purchased	$-	$10,798,988
Total liabilities assumed	$-	$2,299,037
Net assets purchased	$-	$8,499,951
Bank debt assumed	$-	$(1,600,000)
Loan assumed	$-	$(250,000)
Cash paid as investment in subsidiary	$-	$(650,000)
Extrodinary gain	$-	$5,999,951

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: GENERAL

GOING CONCERN:

We have prepared the financial statements included in this Form 10-QSB assuming that we will continue as a going concern. Although we have raised additional capital since our initial public offering in July 1998, we have never generated sufficient revenue-producing activities to sustain our operations. Accordingly, we must raise significant capital to fund current operations and to repay existing debt. Our auditors have included an explanatory paragraph in their report for the year ended May 31, 2005, indicating there is substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 28, 2006 and the results of operation and cash flows for the three and nine-month periods ended February 28, 2006 and February 28, 2005. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2005, filed with the SEC. The results of operations for the three and nine-month periods ended February 28, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

Technological feasibility of the Company’s EMMA technology was achieved in September of 1999, and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $37,500 for the three month period ended February 28, 2006.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software to five years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended February 28, 2006, we amortized an additional $139,942 of capitalized software.

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

NOTE 2. COMMITMENTS AND CONTINGENCIES

As previously reported, we terminated a consulting agreement with Abraham Mirman of Samson Consulting Corp. in 2003. In July 2004, Mirman initiated an arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson was owed $600,000 in damages plus costs. In June 2005, an arbitrator awarded Sampson $100,000 in unpaid fees, $21,650 in statutory interest through July 20, 2005 and no attorney fees or costs. In August 2004, we initiated a lawsuit against Mirman in California, alleging that he failed to provide financing promised in February, 2003, causing damages in excess of $400,000. In February 2006, both parties agreed to settle all outstanding claims without any funds exchanged; i.e. we have dismissed our California lawsuit and Samson has vacated its New York judgment. We had reserved $121,650 for the Samson judgment which has been returned to Shareholders Equity.

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

NOTE 3: STOCKHOLDERS EQUITY

During the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 100,000 shares of common stock for gross proceeds of $100,000 to an existing shareholder. As part of that transaction we also issued five-year warrants to purchase 50,000 shares of common stock at an exercise price of $2.50.

During the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 175,000 shares of common stock for gross proceeds of $175,000 to three existing shareholders and one new accredited investor. As part of that transaction we also issued five-year warrants to purchase 175,000 shares of common stock at an exercise price of $2.00.

During the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 52.5 shares of preferred stock for gross proceeds of $525,000 to three existing shareholders. The Preferred Stock shall, for a period of seven years, be convertible into Units, each consisting of 4 five-year Warrants to purchase common stock at the rate of one unit for each dollar invested. In each Unit, 2 Warrants shall be exercisable at $1.00 per share, 1 Warrant shall be exercisable at $1.50 per share and 1 Warrant shall be exercisable at $2.00 per share. The Preferred Stock shall earn dividends at 8% per annum, payable quarterly in cash or common stock at the Company's option. If paid in common stock, the stock price shall be the lower of the Market Price or $1.37 per share. Market Price is defined as the average of the closing prices of the common stock for the 10 consecutive trading days immediately preceding the dividend due date.

On February 28, 2006, we completed an investment in ClaimRemedi, Inc., the licensor of certain healthcare software products marketed by our Heuristic subsidiary. Under the terms of the investment, we have issued 350 shares of our Series K Convertible Preferred Stock to ClaimRemedi in exchange for 19.5% of the outstanding shares of ClaimRemedi. The Preferred Stock is convertible into shares of our common stock at any time at a conversion price of between $1.00 and $2.00 per share, determined at the time of conversion based on the market value of our common stock, which shall result in the issuance of between 1,750,000 and 3,500,000 shares of common stock.  However, any conversion prior to February 28, 2008 shall be at a conversion price of $2.00 per share. The Preferred Stock accrues dividends at a rate of 4% per annum, which dividends are payable in cash or stock at our option.  If certain performance criteria applicable to the license agreement between ClaimRemedi and our subsidiary are not met, ClaimRemedi has the right to buy back up to 50% of the ClaimRemedi Shares beginning 24 months after closing, and up to 100% of the ClaimRemedi Shares beginning 30 months after closing if the conditions have still not been met.   Any such repurchase of ClaimRemedi Shares by ClaimRemedi may be made in cash or by the sale of the Preferred Stock back to us at the issue price.

Subsequent to the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 100,000 shares of common stock for gross proceeds of $100,000 to one existing shareholder. As part of that transaction we issued five-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.60.

Subsequent to the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 20 shares of preferred stock for gross proceeds of $200,000 to an existing shareholder. The Preferred Stock shall, for a period of seven years, be convertible into Units, each consisting of 4 five-year Warrants to purchase common stock at the rate of one unit for each dollar invested. In each Unit, 2 Warrants shall be exercisable at $1.00 per share, 1 Warrant shall be exercisable at $1.50 per share and 1 Warrant shall be exercisable at $2.00 per share. The Preferred Stock shall earn dividends at 8% per annum, payable quarterly in cash or common stock at the Company's option. If paid in common stock, the stock price shall be the lower of the Market Price or $1.37 per share. Market Price is defined as the average of the closing prices of the common stock for the 10 consecutive trading days immediately preceding the dividend due date.

NOTE 4: RELATED PARTY TRANSACTIONS

As of February 28, 2006, we were in arrears $290,874 for salary to Mr. Korman, $39,478 in expense reimbursements and owed $50,420 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

NOTE 5: SHORT-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The General Electric loan is secured by certain of our CoinBank machines. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which expired in November 2005. We have continued to pay G.E. in accordance with the terms of the expired note and believe based on discussions with G.E. that another renewal will soon be executed. We have no current plan or capability to repay G.E. its principal. As of February 28, 2006, we owed $3,654,096 including principal and financing fees.

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of units, each unit comprised of a secured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 10% per annum and Series B Redeemable Warrants to purchase 5,000 shares of common stock. GunnAllen Financial, Inc., an underwriter in our initial public offering, was engaged as placement agent for this offering. We received gross proceeds from this offering of $3,362,000 from the sale of 67.2 Units to 48 investors. As a result of this offering, we issued notes in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants The notes were originally convertible into our Common Stock at the conversion rate of $9.50 per share. The Series B Warrants were originally exercisable at a price of $13.00 per share. The notes were originally due and payable on July 31, 2001. The notes were secured by a first priority lien on all of our assets.

Since July 31, 2001, 41 out of 48 noteholders have converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each warrant previously held. The remaining 7 notes are in default of their original or restructured terms. As of February 28, 2006, we owed $494,893 in principal and interest to the 7 remaining noteholders.

In May 2003 we completed a private placement offering with a stockholder consisting of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable Warrants to purchase 100,000 shares of common stock. The note is convertible into common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at $1.00 per share. At that time we also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2008.

In May 2003 we completed a private placement offering with a stockholder consisting of an unsecured convertible promissory note in the principal amount of $20,750, bearing interest at the rate of 5% per annum and redeemable Warrants to purchase 30,000 shares of common stock. The note is convertible into common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at $0.65 per share. At the time we also reduced the exercise price of 45,000 Series B warrants owned by the stockholder from $4.50 to $0.65 per share which were exercised immediately for gross proceeds to us of $29,250. The note is due and payable on May 8, 2008.

The Company’s subsidiary TAP Holdings, LLC, which owns and operates Tomco Auto Products, has an asset based revolving line of credit. On February 28, 2006, the balance on the line of credit was approximately $2,048,368, including interest. The line of credit is secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). From time to time, due to fluctuations in Tomco's cash flow, TAP has requested funds from the line of credit at advance rates higher than the contract rate. To date the lender has funded all such requests but is under no obligation to do so. In the event that the lender refuses to fund such requests in the future, TAP could be adversely affected and might not be able to pay its obligations timely causing temporary or permanent disruption in the company's operations.

NOTE 6: LONG-TERM DEBT

As of February 28, 2006 long term debt consists of the following:

Note Payable - Truck (a)	$15,330
Less: Current Maturities	4,735

Total	$10,595

(a) The note, which is collateralized by a security interest in a truck, is payable in monthly installments of $450, including interest at 7.49% per annum.

NOTE 7: STOCK BASED COMPENSATION

All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123 and SFAS 148, our net income (loss) and income (loss) per share for the three and nine-month periods ended February 28, 2006 and February 28, 2005, would have been increased to the pro forma amounts presented below:

	FOR THREE MONTHS		FOR NINE MONTHS
	ENDED FEBRUARY 28,		ENDED FEBRUARY 28,
	2006	2005	2006	2005

Net Income (Loss)
As Reported	(1,118,070)	136,585	(3,543,091)	3,901,632
Pro Forma	(1,515,190)	(1,377,067)	(4,215,839)	2,063,397

Basic and Diluted Income (loss) Per Common Share
As Reported	(0.06)	0.01	(0.18)	0.27
Pro Forma	(0.08)	(0.09)	(0.22)	0.14

For the three month period ended February 28, 2006, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2001-2006, expected life of the option is 5 years, expected volatility of 21.48%, risk free interest rate of 4.61% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.66 per option.

For the three month period ended February 28, 2005, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2000-2005, expected life of the option is 5 years, expected volatility of 37.01%, risk free interest rate of 4.00% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.73 per option.

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

Information on our business segments for the:

	Three months ended February 28,		Nine months ended February 28,
Net revenues:	2006	2005	2006	2005

CoinBank machines	-	37,840	35,216	61,662
EMMA	-	-	-
Heuristic	1,460	834	5,434	834
TAP	2,213,261	3,073,339	6,025,180	3,613,747
Unallocated	-	-	-	-
	2,214,721	3,112,013	6,065,830	3,676,243

Interest expense:

CoinBank machines	-	-	-	4,671
EMMA	-	-	-	-
Heuristic	-	-	-	-
TAP	118,196	95,215	323,243	119,443
Unallocated	96,107	(189,517)	291,560	3,206
	214,303	(94,302)	614,803	127,320

Depreciation & Amortization:

CoinBank machines	-	-	-	-
EMMA	139,942	139,942	419,826	419,826
Heuristic	-	-	-
TAP	-	-	-
Unallocated	1,124	616	3,371	2,236
	141,066	140,558	423,197	422,062

Segment Income (loss):

CoinBank machines	(66,289)	87,333	(186,341)	55,265
EMMA	-	-	-	-
Heuristic	(303,320)	(195,173)	(957,046)	(369,392)
TAP	(119,802)	132,997	(528,931)	29,462
Unallocated	(628,659)	111,428	(1,870,773)	4,186,297
	(1,118,070)	136,585	(3,543,091)	3,901,632

Net identifiable assets:

CoinBank machines	615,060	791,584	615,060	791,584
EMMA	466,473	1,026,242	466,473	1,026,242
Heuristic	-	-	-	-
TAP	10,900,551	11,915,297	10,900,551	11,915,297
Unallocated	5,588,273	1,832,503	5,588,273	1,832,503
	17,570,357	15,565,626	17,570,357	15,565,626

NOTE 9: MINORITY INTEREST

From November 2002 through March 2003, we received $443,000 in net proceeds from members for an equity share in our subsidiary CT Holdings, LLC. The minority members own 13.65% while we own 86.35%. The net proceeds from this have been used to further develop the BONUS product as well as for working capital for CT Holdings and Cash Technologies, Inc. For the three months ended February 28, 2006, we have allocated $6,282 of losses in CT Holdings to minority interest.

On November 5, 2004 TAP Holdings, LLC (dba Tomco Auto Products) acquired substantially all of the assets and assumed certain liabilities of Tomco Auto Products, Inc. We own 89% of TAP.

NOTE 10: SUBSEQUENT EVENTS

Subsequent to the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 100,000 shares of common stock for gross proceeds of $100,000 to one existing shareholder. As part of that transaction we issued five-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.60.

Subsequent to the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 20 shares of preferred stock for gross proceeds of $200,000 to an existing shareholder. The Preferred Stock shall, for a period of seven years, be convertible into Units, each consisting of 4 five-year Warrants to purchase common stock at the rate of one unit for each dollar invested. In each Unit, 2 Warrants shall be exercisable at $1.00 per share, 1 Warrant shall be exercisable at $1.50 per share and 1 Warrant shall be exercisable at $2.00 per share. The Preferred Stock shall earn dividends at 8% per annum, payable quarterly in cash or common stock at the Company's option. If paid in common stock, the stock price shall be the lower of the Market Price or $1.37 per share. Market Price is defined as the average of the closing prices of the common stock for the 10 consecutive trading days immediately preceding the dividend due date.

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

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to develop and improve our various products, we will have a high level of operating expenses. We anticipate that losses will continue for the near future. Our expenses have exceeded net revenues since inception. For the three-month period ended February 28, 2006 and 2005, we incurred net income (losses) before extraordinary gain of approximately $(1.12) million and $0.14 million, respectively.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility was established. Technological feasibility is established upon completion of a detailed program design or working model. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $37,500 for the three-month period ended February 28, 2006.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the three-month period ended February 28, 2006, we amortized an additional $139,942 of capitalized software.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2005.

Net revenues for the three-month period ended February 28, 2006 decreased to $2,214,721 compared to $3,112,013 for the same 2005 period. The decrease in net revenue is attributable to a decrease in revenues derived from our TAP Holdings subsidiary, resulting primarily from the one-time inventory increase for a customer’s new warehouse that took place in the 2005 period. During the three-month period ended February 28, 2006, TAP Holdings generated 99.89% of the Company’s net revenues.

Cost of revenues for the three-month period ended February 28, 2006 is $1,577,089 compared to $2,096,160 for the quarter ended February 28, 2005. The decrease in direct costs was attributable to a decrease in sales from the Company’s TAP subsidiary primarily for the reason previously cited.

Gross profit for the three months ended February 28, 2006 is $637,632 compared to $1,015,853 for the same period a year ago. The decrease in gross profit was attributable a decrease in sales of the Company’s new TAP subsidiary primarily for the reason previously cited.

Selling, General and Administrative expenses for the three months ended February 28, 2006, decreased to $1,369,131 compared to $1,442,466 for the three months ended February 28, 2005. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease is directly related to decrease in revenues.

Research and development expenses for the three months ended February 28, 2006, is $37,500 compared to $45,000 for the three months ended February 28, 2005.

Depreciation and amortization expenses for the three months ended February 28, 2006, and February 28, 2005, were $141,066 and $140,558, respectively.

Income from forgiveness of debt for the three months ended February 28, 2006 and February 28, 2005, is $16 and $667,855, respectively. The difference was due to settlement of certain liabilities by the Company in the 2005 period.

Interest income (expense) for the three months ended February 28, 2006 and February 28, 2005, is $(214,303) and $94,302, respectively. During the three month period ended February 28, 2005, the Company wrote off excess interest accrued for GE Capital.

Minority Interest for the three months ended February 28, 2006 and February 28, 2005, is $(6,282) and $12,601, respectively

Income Taxes for the three months ended February 28, 2006 and February 28, 2005, is zero and $800, respectively

As a result of the foregoing, net income (losses) for the three months ended February 28, 2006 and February 28, 2006, are $(1,118,070) and $136,585, respectively.

NINE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2005.

Net revenues for the nine-month period ended February 28, 2006 increased to $6,065,830 compared to $3,676,243 for the same 2005 period. The increase in net revenue is attributable to the operations of TAP Holdings that was acquired in November 2004.

Cost of revenues for the nine-month period ended February 28, 2006 is $4,399,486 compared to $2,507,083 for the nine months ended February 28, 2005. The increase in direct costs was attributable to the operations of the Company’s TAP subsidiary.

Gross profit for the nine-months ended February 28, 2006 is $1,666,344 compared to $1,169,160 for the same period a year ago. The increase in gross profit was attributable to the operations of the Company’s TAP subsidiary.

Selling, General and Administrative expenses for the nine months ended February 28, 2006, increased to $4,121,746 compared to $3,047,967 for the nine months ended February 28, 2005. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase is primarily attributable to the operations of the Company’s TAP subsidiary.

Research and development expenses for the nine months ended February 28, 2006, is $112,500 compared to $135,000 for the nine months ended February 28, 2005.

Depreciation and amortization expenses for the nine months ended February 28, 2006, and February 28, 2005, were $423,197 and $422,062, respectively.

Income from forgiveness of debt for the nine months ended February 28, 2006 and February 28, 2005, is $51,185 and $1,106,367, respectively. The difference was due to settlement of certain liabilities by the Company in the 2005 period.

Interest expense for the nine months ended February 28, 2006 and February 28, 2005, is $614,803 and $127,320, respectively. During the three month period ended February 28, 2005, the Company wrote off excess interest accrued for GE Capital.

Minority Interest for the nine months ended February 28, 2006 and February 28, 2005, is $(18,626) and $(19,298), respectively

Income Taxes for the nine months ended February 28, 2006 and February 28, 2005, is $7,000 and $800, respectively

Extraordinary Income for the nine months ended February 28, 2006, was zero compared to $5,999,951 for the same period in 2005. The decrease was due to the extraordinary gain recognized in the purchase of certain assets and liabilities of Tomco Auto Products, Inc. in 2004.

Minority Interest from extraordinary income for the nine months ended February 28, 2006 and February 28, 2005, was zero and $659,995, respectively

As a result of the foregoing, net income (losses) for the nine months ended February 28, 2006 and February 28, 2005, are $(3,543,091) and $3,901,632, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At February 28, 2006, we have working capital of $1,570,213 compared to working capital of $1,867,989 at May 31, 2005. At February 28, 2006, we have a cash balance of approximately $170,021. We are in immediate need of working capital to continue our business and operations. To date, we have been funding our operations primarily through the issuance of equity in private placement transactions with existing stockholders or affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Net cash used in operating activities was $2,344,295 for the nine months ended February 28, 2006 compared to $2,865,356 for the nine months ended February 28, 2005. The decrease was primarily due to an increase in accrued expenses offset by an income from forgiveness of debt and purchase of inventory.

Net cash used in investing activities for the nine months ended February 28, 2006, was $3,439 as compared to $905,746 for the nine months ended February 28, 2005.

Net cash provided by financing activities for the nine months ended February 28, 2006, was $2,354,128 as compared to $4,749,898 for the nine months ended February 28, 2005. The decrease was attributable to the net result of various fund raising activities.

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The General Electric loan is secured by certain of our CoinBank machines. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which expired in November 2005. We have continued to pay G.E. in accordance with the terms of the expired note and believe based on discussions with G.E. that another renewal will soon be executed. We have no current plan or capability to repay G.E. its principal. As of February 28, 2006, we owed $3,654,096 including principal and financing fees.

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of units, each unit comprised of a secured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 10% per annum and Series B Redeemable Warrants to purchase 5,000 shares of common stock. GunnAllen Financial, Inc., an underwriter in our initial public offering, was engaged as placement agent for this offering. We received gross proceeds from this offering of $3,362,000 from the sale of 67.2 Units to 48 investors. As a result of this offering, we issued notes in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants The notes were originally convertible into our Common Stock at the conversion rate of $9.50 per share. The Series B Warrants were originally exercisable at a price of $13.00 per share. The notes were originally due and payable on July 31, 2001. The notes were secured by a first priority lien on all of our assets.

Since July 31, 2001, 41 out of 48 noteholders have converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each warrant previously held. The remaining 7 notes are in default of their original or restructured terms. As of February 28, 2006, we owed $494,893 in principal and interest to the 7 remaining noteholders.

In November 2004, TAP Holdings, LLC established a line of credit with BFI Business Finance. The maximum amount available under the line of credit is $2,000,000, limited to 60% of eligible accounts receivable plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (10% at May 31, 2005). Any outstanding balance under the credit line is due November 5, 2006. The line of credit is collateralized by a security interest in TAP's accounts receivable, inventories, property and equipment and certain other assets as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). TAP must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement. As of February 28, 2006, there was $2,048,368 outstanding including interest.

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

During the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 100,000 shares of common stock for gross proceeds of $100,000 to an existing shareholder. As part of that transaction we also issued five-year warrants to purchase 50,000 shares of common stock at an exercise price of $2.50.

During the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 175,000 shares of common stock for gross proceeds of $175,000 to three existing shareholders and one new accredited investor. As part of that transaction we also issued five-year warrants to purchase 175,000 shares of common stock at an exercise price of $2.00.

During the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 52.5 shares of preferred stock for gross proceeds of $525,000 to three existing shareholders. The Preferred Stock shall, for a period of seven years, be convertible into Units, each consisting of 4 five-year Warrants to purchase common stock at the rate of one unit for each dollar invested. In each Unit, 2 Warrants shall be exercisable at $1.00 per share, 1 Warrant shall be exercisable at $1.50 per share and 1 Warrant shall be exercisable at $2.00 per share. The Preferred Stock shall earn dividends at 8% per annum, payable quarterly in cash or common stock at the Company's option. If paid in common stock, the stock price shall be the lower of the Market Price or $1.37 per share. Market Price is defined as the average of the closing prices of the common stock for the 10 consecutive trading days immediately preceding the dividend due date.

On February 28, 2006, we completed an investment in ClaimRemedi, Inc., the licensor of certain healthcare software products marketed by our Heuristic subsidiary. Under the terms of the investment, we have issued 350 shares of our Series K Convertible Preferred Stock to ClaimRemedi in exchange for 19.5% of the outstanding shares of ClaimRemedi. The Preferred Stock is convertible into shares of our common stock at any time at a conversion price of between $1.00 and $2.00 per share, determined at the time of conversion based on the market value of our common stock, which shall result in the issuance of between 1,750,000 and 3,500,000 shares of common stock.  However, any conversion prior to February 28, 2008 shall be at a conversion price of $2.00 per share. The Preferred Stock accrues dividends at a rate of 4% per annum, which dividends are payable in cash or stock at our option.  If certain performance criteria applicable to the license agreement between ClaimRemedi and our subsidiary are not met, ClaimRemedi has the right to buy back up to 50% of the ClaimRemedi Shares beginning 24 months after closing, and up to 100% of the ClaimRemedi Shares beginning 30 months after closing if the conditions have still not been met.   Any such repurchase of ClaimRemedi Shares by ClaimRemedi may be made in cash or by the sale of the Preferred Stock back to us at the issue price.

Subsequent to the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 100,000 shares of common stock for gross proceeds of $100,000 to one existing shareholder. As part of that transaction we issued five-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.60.

Subsequent to the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 20 shares of preferred stock for gross proceeds of $200,000 to an existing shareholder. The Preferred Stock shall, for a period of seven years, be convertible into Units, each consisting of 4 five-year Warrants to purchase common stock at the rate of one unit for each dollar invested. In each Unit, 2 Warrants shall be exercisable at $1.00 per share, 1 Warrant shall be exercisable at $1.50 per share and 1 Warrant shall be exercisable at $2.00 per share. The Preferred Stock shall earn dividends at 8% per annum, payable quarterly in cash or common stock at the Company's option. If paid in common stock, the stock price shall be the lower of the Market Price or $1.37 per share. Market Price is defined as the average of the closing prices of the common stock for the 10 consecutive trading days immediately preceding the dividend due date.

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

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2004 and 2005, we had net sales of $80,616 and $5,718,886, respectively. For the nine month period ended February 28, 2006, we had net sales of $6,065,830. Virtually all of our revenues for the fiscal year ended May 31, 2005 and onwards have been derived from our TAP subsidiary; however TAP operations do not constitute the principal operations that we intend to conduct in the future. We intend to focus on the healthcare and financial data processing products which are marketed by our Heuristics Technologies Inc. subsidiary, which business has recently begun marketing its products.

Prior to the fiscal year ended May 31, 2005 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2004 and 2005, net income (losses) of $(4,382,532) and $3,655,760 respectively. Net income for the fiscal year ended May 31, 2005, was derived principally from our purchase of the Tomco assets. Despite the profit generated during the last fiscal year, we have continued to generate operating losses and while management believes that it will generated operating profits in the future, no assurance can be given. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2005 and 2004, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the nine month period ended February 28, 2006 we have incurred additional (losses) of $(3,543,091).

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of February 28, 2006 we had outstanding current liabilities of $10,209,374, of which approximately $494,893 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of February 28, 2006, Cash Tech had working capital of $1,570,213 and available cash of $170,021. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of February 28, 2006, we also owe $3,654,096 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which expired in November 2005. We have continued to pay G.E. in accordance with the terms of the expired note and we believe based on discussions with G.E. that another renewal will soon be executed; however we have no current arrangement or capability to repay G.E. its principal.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to several lenders, including the holders of the notes in the principal and interest amount of $494,893 issued in a placement which was completed in January 2000, equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997 and liens in favor of BFI Finance on all assets of TAP Holdings pursuant to a Loan and Security Agreement entered into in November, 2004.

The G.E. loan is secured by certain of our CoinBank machines. As of February 28, 2006, we were indebted to G.E. in the amount of approximately $3,654,096 including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). As of February 28, 2006 we owed BFI approximately $2,048,368 including interest. From time to time, due to fluctuations in Tomco's cash flow, TAP has requested funds from the BFI credit facility at advance rates higher than BFI's contract rate. To date BFI has funded all such requests but is under no obligation to do so. In the event that BFI refuses to fund such requests in the future, TAP could be adversely affected and might not be able to pay its obligations timely causing temporary or permanent disruption in the company's operations.

TAP receives most of its sales from three customers.

TAP is substantially dependent on three customers: NAPA, O'Reilly Auto Parts and CARQUEST. These customers combined account for approximately 77% of TAP’s revenue. The loss of any of these customers would have a material adverse affect on TAP’s revenue.

The market for TAP’s products is shrinking.

Approximately 98% of TAP's revenue for the nine month period end February 28, 2006, was from the sale of rebuilt carburetors. Sales of carburetors have fluctuated and may continue to fluctuate or decline for two reasons. First, the availability of acceptable carburetor cores continues to shrink due to age or damage. TAP can manufacture new cores but has thus far not made the necessary investment. Secondly, the number of vehicles using carburetors continues to decline, as the last domestic carbureted production vehicle was manufactured in 1988. TAP may be able to compensate for this decline by increasing its market share but there is no assurance that it can succeed in this effort. In 1998 Tomco began rebuilding diesel pumps which have a larger user base than do carburetors. The company also has plans to unveil new products in fiscal 2006 and has explored certain offshore markets for its products that may be lucrative. However, there is no assurance that any of these measures can offset the continual erosion in the size of TAP’s primary market.

TAP may not fully recover the carrying value of its inventory.

As of February 28, 2006 TAP had had a carrying value of for its inventory of $8,873,952. In November 2004, at the time TAP's assets were purchased, an obsolescence reserve of $1,180,000 was established to cover potential inventory impairment due to low core inventory turnover. In future periods, additional impairment may be taken based on future carburetor sales. If TAP concludes that such impairment exists, this could give rise to a substantial expense and negatively impact TAP's financial results.

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

Data processing products usually become “commoditized” as they mature, with a corresponding reduction in profit margins. This is caused by a number of factors, including: Increased competition forcing lower prices; increased volumes creating economies of scale which permit lower prices by competitors, software development costs which are eventually fully amortized also permits lower prices, et al. There is no assurance that Heuristic can generate enough growth in its sales to outpace these market forces.

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

The demand for our coin processing equipment has significantly diminished and is also subject to a high level of uncertainty. We do not intend to focus significant marketing efforts on the sale of our CoinBank machines but instead rely on third-party marketing organizations to sell the machines. The failure of our marketers to sell our machines would result in impairment costs for slow moving machine inventory.

We are dependent on third-party manufacturers.

We are substantially dependent on the ability of the independent contractors we hire to build our CoinBank machines. The failure of our independent contractors to produce machines or machine components on a timely basis or at all would harm sales of CoinBank machines.

Our EMMA-Based Technology may not perform reliably.

To date our deployment of EMMA-based products, such as the ATM-X and POS-X machines, has been extremely limited and we have derived no significant revenue from our EMMA-based applications. Thus we have insufficient information upon which we can base predictions about the reliability of the technology. Although such systems and machines have performed reliably to date at their previous installations and in our laboratory, upon widespread commercial use they may not satisfactorily perform all of their intended functions or may not prove reliable in extensive utilization. Software and other technologies that are incorporated into our products are complex and may contain errors, which will only become apparent subsequent to widespread commercial use. Remedying such errors could require the expenditure of a substantial amount of money and could also result in significant delays in installing or selling our products, which could have a material adverse effect on us. We anticipate that we will continue to seek to upgrade and enhance both the hardware and software components of our products. Such upgrading and enhancement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs.

Effective marketing of our EMMA technology requires a capital investment beyond the Company’s current resources.

In marketing our EMMA-based products and services, we have attempted to change the traditional methods by which people obtain certain financial services. Accordingly, the cost to effectively market such technology is significant and beyond the Company’s current resources, limiting the exposure of EMMA-based applications to the marketplace. Achieving market acceptance for EMMA will require substantial marketing efforts and the expenditure of significant funds. If and when the Company can expend the needed resources to properly market the EMMA technology, the potential marketplace for such products may have diminished or been satisfied with competing products that obviate the need for EMMA.

If our EMMA Technology does not achieve market acceptance, its value will be severely diminished.

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

Our common stock is listed on American Stock Exchange ("AMEX"). When we began trading on AMEX in 2000, the exchange granted us an exemption from its listing requirements in order for our common stock to be listed for trading as we were not in compliance with the criteria for continued listing. In November, 2003, at the request of AMEX, we submitted a plan to come into compliance with the continued listing requirements by April 20, 2005. On April 20, 2005 we submitted a report to AMEX stating that we believed that we had met the requirements of the exchange and had achieved the plan's objectives, including increasing shareholder equity to greater than $4 million as well as meeting various other requirements. AMEX subsequently confirmed our compliance with the listing requirements as of the date of the report, representing the first time since listing on AMEX that the Company had achieved compliance with the continued listing standards. However, on October 31, 2005, we again received a notice from AMEX that we were out of compliance with the continued listing standards, requiring a plan to come into compliance by February 28, 2006. Specifically, as previously disclosed in our Form 10KSB filed September 9, 2005 and our Form 10QSB filed October 17, 2005, the Company did not meet the requirements of Section 1003(a)(iii) of the Company Guide (having shareholders’ equity of less than $6 million following losses from continuing operations in its five most recent fiscal years). Amex also informed the Company that the Company was not in compliance with Section 1003(ii) of the Company Guide (having shareholders’ equity of less than $4 million following losses from continuing operations in three out of its four most recent fiscal years), Section 921 of the Company Guide (failing to notify Amex in writing of the appointment of a new director that was publicly announced in the Company’s October 18, 2005 press release) and Section 301 (issuing $600,000 of securities in an October 2005 private placement prior to applying for the listing of such securities and receiving notification from the Amex that the securities had been approved for listing). The Section 921 and Section 301 violations were cured immediately following receipt of the October 31 notice. On March 1, 2006, we reported to AMEX that we had completed transactions on or before February 28, 2006 resulting in an increase of shareholders’ equity to greater than $6 million and that we believed we were in compliance with all AMEX continued listing guidelines. AMEX indicated that its acceptance and confirmation of our compliance report would be subject to a review following the filing of this Form 10-QSB. In the event that AMEX deems that we have not met the continued listing criteria, we could be delisted from AMEX. In the event that our stock is de-listed we would be required to liquidate certain of our Preferred Stock. No assurance can be given that we will be able to meet or maintain the AMEX listing criteria in the future or that our progress will continue to be satisfactory to the AMEX.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, we terminated a consulting agreement with Abraham Mirman of Samson Consulting Corp. in 2003. In July 2004, Mirman initiated an arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson was owed $600,000 in damages plus costs. In June 2005, an arbitrator awarded Sampson $100,000 in unpaid fees, $21,650 in statutory interest through July 20, 2005 and no attorney fees or costs. In August 2004, we initiated a lawsuit against Mirman in California, alleging that he failed to provide financing promised in February, 2003, causing damages in excess of $400,000. In February 2006, both parties agreed to settle all outstanding claims without any funds exchanged; i.e. we have dismissed our California lawsuit and Samson has vacated its New York judgment. We had reserved $121,650 for the Samson judgment which has been returned to Shareholders Equity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 100,000 shares of common stock for gross proceeds of $100,000 to an existing shareholder. As part of that transaction we also issued five-year warrants to purchase 50,000 shares of common stock at an exercise price of $2.50.

During the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 175,000 shares of common stock for gross proceeds of $175,000 to three existing shareholders and one new accredited investor. As part of that transaction we also issued five-year warrants to purchase 175,000 shares of common stock at an exercise price of $2.00.

During the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 52.5 shares of preferred stock for gross proceeds of $525,000 to three existing shareholders. The Preferred Stock shall, for a period of seven years, be convertible into Units, each consisting of 4 five-year Warrants to purchase common stock at the rate of one unit for each dollar invested. In each Unit, 2 Warrants shall be exercisable at $1.00 per share, 1 Warrant shall be exercisable at $1.50 per share and 1 Warrant shall be exercisable at $2.00 per share. The Preferred Stock shall earn dividends at 8% per annum, payable quarterly in cash or common stock at the Company's option. If paid in common stock, the stock price shall be the lower of the Market Price or $1.37 per share. Market Price is defined as the average of the closing prices of the common stock for the 10 consecutive trading days immediately preceding the dividend due date.

On February 28, 2006, we completed an investment in ClaimRemedi, Inc., the licensor of certain healthcare software products marketed by our Heuristic subsidiary. Under the terms of the investment, we have issued 350 shares of our Series K Convertible Preferred Stock to ClaimRemedi in exchange for 19.5% of the outstanding shares of ClaimRemedi. The Preferred Stock is convertible into shares of our common stock at any time at a conversion price of between $1.00 and $2.00 per share, determined at the time of conversion based on the market value of our common stock, which shall result in the issuance of between 1,750,000 and 3,500,000 shares of common stock.  However, any conversion prior to February 28, 2008 shall be at a conversion price of $2.00 per share. The Preferred Stock accrues dividends at a rate of 4% per annum, which dividends are payable in cash or stock at our option.  If certain performance criteria applicable to the license agreement between ClaimRemedi and our subsidiary are not met, ClaimRemedi has the right to buy back up to 50% of the ClaimRemedi Shares beginning 24 months after closing, and up to 100% of the ClaimRemedi Shares beginning 30 months after closing if the conditions have still not been met.   Any such repurchase of ClaimRemedi Shares by ClaimRemedi may be made in cash or by the sale of the Preferred Stock back to us at the issue price.

Subsequent to the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 100,000 shares of common stock for gross proceeds of $100,000 to one existing shareholder. As part of that transaction we issued five-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.60.

Subsequent to the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 20 shares of preferred stock for gross proceeds of $200,000 to an existing shareholder. The Preferred Stock shall, for a period of seven years, be convertible into Units, each consisting of 4 five-year Warrants to purchase common stock at the rate of one unit for each dollar invested. In each Unit, 2 Warrants shall be exercisable at $1.00 per share, 1 Warrant shall be exercisable at $1.50 per share and 1 Warrant shall be exercisable at $2.00 per share. The Preferred Stock shall earn dividends at 8% per annum, payable quarterly in cash or common stock at the Company's option. If paid in common stock, the stock price shall be the lower of the Market Price or $1.37 per share. Market Price is defined as the average of the closing prices of the common stock for the 10 consecutive trading days immediately preceding the dividend due date.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The General Electric loan is secured by certain of our CoinBank machines. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which expired in November 2005. We have continued to pay G.E. in accordance with the terms of the expired note and believe based on discussions with G.E. that another renewal will soon be executed. We have no current plan or capability to repay G.E. its principal. As of February 28, 2006, we owed $3,654,096 including principal and financing fees.

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. As a result of this offering, we issued notes to 48 investors in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants. The notes, secured by a first priority lien on all of our assets, were originally convertible into our common stock at the conversion rate of $9.50 per share and were due and payable on July 31, 2001. The Series B Warrants were originally exercisable at a price of $13.00 per share. Since July 31, 2001, 41 out of 48 noteholders converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each original warrant previously held. The remaining 7 notes are in default of their original or restructured terms. As of February 28, 2006, we owed $494,893 in principal and interest to the seven noteholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this nine month period ended February 28, 2006, there have not been any matters submitted for a vote from the security holders.

ITEM 5. OTHER INFORMATION

Subsequent to the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 100,000 shares of common stock for gross proceeds of $100,000 to one existing shareholder. As part of that transaction we issued five-year warrants to purchase 100,000 shares of common stock at an exercise price of $1.60.

Subsequent to the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 20 shares of preferred stock for gross proceeds of $200,000 to an existing shareholder. The Preferred Stock shall, for a period of seven years, be convertible into Units, each consisting of 4 five-year Warrants to purchase common stock at the rate of one unit for each dollar invested. In each Unit, 2 Warrants shall be exercisable at $1.00 per share, 1 Warrant shall be exercisable at $1.50 per share and 1 Warrant shall be exercisable at $2.00 per share. The Preferred Stock shall earn dividends at 8% per annum, payable quarterly in cash or common stock at the Company's option. If paid in common stock, the stock price shall be the lower of the Market Price or $1.37 per share. Market Price is defined as the average of the closing prices of the common stock for the 10 consecutive trading days immediately preceding the dividend due date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Report on Form 8-K filed on November 4, 2005 under Item 3.01.
Report on Form 8-K/A filed on November 9, 2005 under Item 3.01.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended February 28, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized the 19th day of April, 2006.

CASH TECHNOLOGIES, INC.

By: /s/ Bruce Korman

Bruce Korman
President and Chief Executive Officer

By: /s/ Edmund King

Edmund King
Chief Financial Officer