Form 10KSB/A
period 2006-05-31
CASH TECHNOLOGIES INC
filed 2006-09-14
CIK 1022964

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No.1

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended May 31, 2006

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |_|

      Our revenues, for our fiscal year ended May 31, 2006, were $8,208,226.

      On May 31, 2006, there were 22,035,964 shares of common stock, $ .01 par value per share, issued and outstanding. The aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $0.71 at which the stock was sold on such date was, approximately $15,645,534.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

      On September 10, 2006, there were 22,268,464 shares of Common Stock, $ .01 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                     PART I

Item 1. Description of Business

Introduction

      Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, Cash Tech Card Systems, Inc. (formerly Cintelia Systems Inc.), a Delaware corporation,CT Holdings, LLC., a Delaware corporation of which we own 86.65%, Claim-Remedi Service, Inc. (formerly Heuristic Technologies, Inc.), a Delaware company and TAP Holdings, LLC (dba Tomco Auto Products), of which we own 89%. Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is
(213) 745-2000.

Business Highlights

      Following are certain financial and operational accomplishments during and subsequent to FY 2006, explained in further detail throughout this document:

      o Increased stockholder's equity to $7.8 million, exceeding the AMEX listing requirement of $6 million*

      o Agreed to sell our Tomco line of business, which we purchased in November 2004 for $2.5 million in cash, for up to $11 million in cash and a note o Expanded our Claim-Remedi Services healthcare division to deliver three industry-leading products

      o Invested $2 million in preferred stock to acquire 10% of a leading online financial transaction processor

      o Completed agreement to enable our prepaid debit cards to be loaded at tens of thousands of Green Dot(R) Financial Network locations throughout the U.S, including Rite Aid, CVS, Walgreens, RadioShack and many other retailers nationwide.

      o Began processing electronic pharmacy claims for the U.S. Dept. of Defense, the first electronic claims processing performed by the DOD.

      o     Raised approx. $3M in equity for operations

(*continuous compliance to all of the AMEX listing standards is required - see Risk Factors)

      We are currently engaged in two principal lines of business, namely, data processing (including healthcare data processing and financial data processing)and the manufacturing of auto products, however in August, 2006 we agreed to sell our auto products business, a transaction expected to close in October, 2006.

In 1995, we began development of self-service coin counting machinesand later, an enhanced version of an automated teller machine that was designated the ATM-X(TM).

      As a result of our view of the need for an advanced transaction processing system, we began to develop data processing products and in December of 1997 we filed a patent application describing our transaction processing and networking technologies which resulted in the issuance of patent number 6,308,887 by the U.S. Patent and Trademark Office on October 30, 2001. The technology, which was later named EMMA (E-commerce Message Management Architecture), allows for the seamless integration of conventional financial networks with non-bank networks and the Internet.

      Patented capabilities of EMMA include its ability to manage and communicate the various transaction messages in parallel, or asynchronously, expediting transaction processing and the ability to manage disparate networks efficiently.

CLAIM-REMEDI SERVICES, INC., CASHTECHCARD SYSTEMS, INC.

      In August 2004, we expanded our data processing initiatives by hiring two senior executives with extensive experience in healthcare data processing and debit/credit cards to operate our Claim-Remedi Services, Inc. (formerly
Heuristic Technologies, Inc.) and Cash Tech Card Services, Inc. (formerly Cintelia Systems, Inc.) subsidiaries. After marketing research and technical development, Claim-Remedi has launched a line of products to improve the processing of healthcare insurance claims and CashTechCard began marketing a debit card product that targets the employee benefits, payroll and underserved market segments.

Claim-Remedi's products include more specifically:

      o ProIdentify, which allows determination of a patient's insurance eligibility status in real time, allowing healthcare providers to avoid eligibility losses that affect approximately 6% of insurance claims.

      o Pro837, a claim editor that can be implemented by both health care providers and insurers, permitting healthcare organizations to identify and correct insurance claims that contain errors or invalid information. For providers, Pro837 dramatically improves the rate of payment of medical insurance claims by identifying defects in the claims that would prevent payment. The result is decreased accounts receivables, receivables days outstanding and overhead. When employed by insurers, Pro837 automatically filters defective claims that would otherwise be handled manually at significantly greater expense, reducing overhead while improving service to the provider community. We believe that Pro837 represents a breakthrough in medical data processing technology that can, over time, achieve an improvement in the healthcare industry in the United States. When Pro837 is combined with our ProIdentify and ProClaimSubmit products, the result is a robust claims processing suite that can substantially reduce the cost of healthcare administration. Pro837 includes software developed by ClaimRemedi, Inc., from whom Claim-Remedi obtained an eight year exclusive license in February, 2005 and in which we own a 19.9% equity stake. The platform currently processes more than one million medical insurance claims per month (from which Claim-Remedi presently does not receive any revenue).

      o ProClaimSubmit, an "all-payer" claims clearinghouse that permits health care providers to submit their claims to virtually any insurer in the U.S. through a single internet connection. ProClaimSubmit utilizes the services of various network providers, including those of Affiliated Computer Services, Inc., a major U.S. healthcare data processor, with whom Claim-Remedi established a strategic marketing relationship in June, 2005.

      CashTechCard's products include a stored-value MasterCard debit card suited for the unbanked, sub-prime or underage markets as well as for corporate payments, loyalty programs, membership clubs and other applications. In addition to allowing typical credit-card type purchases and ATM withdrawals, the Card acts as a virtual bank account, permitting direct deposits and electronic bill payments. Unlike credit cards, stored-value cards are prepaid; i.e. they can be used only for purchases or withdrawals up to the amount previously loaded onto the card. Since no credit underwriting is required; persons without a bank account or with poor credit can obtain one. Companies can use the Card as a way to distribute payroll to temporary or unbanked workers or to distribute tax-exempt medical and transportation benefits without issuing checks, parents can provide the Cards to teenagers to efficiently and safely manage a spending allowance, check cashers can distribute the Card to customers and load the Card with check cashing proceeds, etc. The medical benefits capabilities of the cards provides an interrelationship with our Claim-Remedi healthcare products. The card is presently marketed under the name CashTech.Card and Papa Cash Card. We earn fees on every card transaction.

Our EMMA software, when integrated with Claim-Remedi's products in the future, will enhance those products. For healthcare products, EMMA can integrate financial functions with health insurance processing to further improve efficiency in the healthcare industry. For stored-value cards, EMMA can add proprietary functionality to differentiate the cards from competitive offerings.

TOMCO AUTO PRODUCTS

      Tomco remanufactures and sells replacement fuel systems (carburetors and diesel pumps) for domestic and foreign automobiles, trucks and marine applications. The Company distributes its products through a nationwide network of retailers. Three retailers, NAPA, O'Reilly Automotive and Carquest accounts for 77% of Tomco's sales.

Industry (Market) Overview

      Health Care Products

      The healthcare industry is plagued with data communications and compatibility problems that financial services and other industries solved years ago using modern data processing tools. Our experience in financial data processing technologies provided the background for us to acquire and develop products that bridge weaknesses in healthcare administration. "Cost control" in the healthcare industry has traditionally referred only to capping medical expenditures. Since further reducing payments to providers is difficult and will likely result in only small gains, the emphasis has shifted to reducing administrative  costs.  Comparatively  few  efforts  had  been  made to  control administrative costs, which account for a large portion of the total cost of healthcare. In the United States, where $1.5 trillion is spent on healthcare annually, inefficient healthcare administration is costly. Our software solutions target several particularly inefficient areas of healthcare administration: claim submission, determination of patient insurance eligibility for healthcare providers, and claim editing for providers and payers.

      Products for Healthcare Providers

      To healthcare providers, Claim-Remedi offers Pro837, ProIdentify and ProClaimSubmit. These products, sold as a monthly subscription or on a per transaction basis, greatly reduce the cost of healthcare administration for providers. None of these products require any significant investment in new software or hardware by customers - the products are designed to be fully compatible with all existing systems used by healthcare organizations.

      Currently, some 30% - 35% of all health insurance claims submitted by a provider are rejected by the payer organization and returned 30-60 days later for correction and resubmission or are considered invalid. Pro837 acts like a claims proofreader: Before the claims are submitted to the payer organization, Pro837 subjects the claim to the exact standards used by the respective payer organization in adjudicating the claim - nearly two million business rules are contained in Pro837's rules engine. It then reports problem claims with precise instructions for repairing the errors and forwards payable claims to the payer-all in a matter of seconds. Pro837 can reduce a provider's claim rejection rate to less than 2%, a dramatic improvement. Implementation of Pro837 results in a significant reduction in receivables, receivables days outstanding and overhead costs of managing claims. To maintain the highest performance standards, Pro837's rules engine is updated every week with the newest published rules from payer organizations as well as unpublished and often unannounced rules resulting from the continuous analysis of actual payment rejection files.

      Providers incur significant financial losses by giving service to patients who lack insurance or whose insurance information is invalid. In order for a healthcare provider to determine the insurance coverage of a patient, it is often necessary to phone each patient's insurance company and have an agent locate the information, or consult the company's website. ProIdentify replaces this function electronically by interfacing with the patient databases of most insurance companies in the U.S. to provide the same information immediately over an internet connection using any web browser. The use of ProIdentify can completely eliminate the provider's eligibility losses.

      ProClaimSubmit is an "all-payer clearinghouse" solution. Far more efficient than manual (paper) claim submission, ProClaimSubmit allows the provider to electronically submit claims to virtually any payer in the U.S. through an online connection with Claim-Remedi, saving time and costs.

      Packaging these products together provides customers with a complete claim proofreading and submission solution. The package greatly accelerates cash flow and reduces costs. The suite can also give healthcare facilities unmatched accuracy in predicting cash flow and determining the value of receivables.

      Products for Healthcare Payers

      For healthcare payers, Claim-Remedi markets a version of Pro837 called Payor837 on a per transaction basis.

      Pro837 acts like a filter for payers, allowing only claims that are able to be paid to reach the billing staff, immediately rejecting defective claims (those that are incomplete, erroneous or fail the payer's business rules), sending those claims back to the respective providers with detailed explanations of required corrections. This process results in a dramatic reduction in claims handling and associated costs and improved information for the providers. We have joined forces with strategic partner Affiliated Computer Services, Inc. ("ACS"), one of the nation's largest medical data processors, to bundle Payor837 with ACS's claims submission gateway. This will allow payers to receive "clean" claims submitted by any provider through a single connection instead of receiving error-laden claims from thousands of submitters over hundreds of separate connections. We will believe that this will prove to be a compelling product for payers in the U.S.

      Pro837/Payor837 Software

      Claim-Remedi acquired an 8-year exclusive license for the major component of Pro837/Payor837 from the third-party developer of the software, however the developer is permitted to market its products independently until Claim-Remedi reaches certain volume targets. A portion of all per-transaction revenue received from customers is paid to the third-party developer. Further, Cash Technologies owns a 19.9% equity stake in the developer, Claim Remedi, Inc.

Stored Value Card

      CashTechCard Systems offers a stored-value debit MasterCard card which has a variety of applications, including (i) corporate expense and benefits reimbursements, (ii) corporate payroll, (iii) credit card functionality for those with bad or no credit or no bank account, (iv) as a loyalty or membership card with financial functions, (v) virtual bank account, (vi) as a means of providing funds to dependents, etc. The Card can be used at millions of merchants and ATMs around the world and features MasterCard fraud and loss protection. The Card can be reloaded and managed at the CashTechCard.com website, via toll free phone support or at tens of thousands of Green Dot Financial Network locations, including Rite Aid, CVS, Walgreens, RadioShack and many other retailers nationwide. Competition in the U.S. for debit card distribution is fierce and made it attractive for us to create a card program in Europe, where prepaid debit cards are in their infancy and where we can distribute cards through relationships created previously in the marketing of our European coin machines.

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

      As our corporate focus has moved to our data processing businesses, no marketing resources are devoted to CoinBank machine sales, and activities are limited to the word-of-mouth sale of remaining machine inventory.

Tomco Auto Products

      TAP Holdings, LLC operates under the brand name Tomco which has a thirty year history as a leading provider of remanufactured fuel system components. The Los Angeles-based company distributes its products through major auto products retailers throughout the U.S. such as NAPA, with 6,000 stores, CARQUEST, with 3,600 stores, O'Reilly Automotive, with more than 1,399 stores and numerous others. These customers accounted for 77% of Tomco's 2005 sales. In August, 2006, we agreed to sell Tomco to Champion Parts, Inc. for up to $11 million; $1.5 million in cash and up to $9.5 million in a note payable as a percentage of Champion's sales over a maximum of 11 years.

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

Employees

      As of May 31, 2006, we employed 169 employees and three contractors on a full-time basis, of which 153 are employed at Tomco and the remainder at Cash Technologies headquarters. Of the Cash Tech staff, three were engaged in facilities and security, one in customer service, six in administration and business development, and six in system support and development. Of the Tomco staff, 134 are engaged in production, 5 in shipping, 2 in outside sales and 12 in administrative departments. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good. In addition, we utilize the services of two offshore technical development groups for some of our software development activities.

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

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2006 and 2005, we had net sales of $8,028,226 and $5,718,886, respectively. Virtually all of our revenues for the fiscal year ended May 31, 2005 and onwards have been derived from our TAP subsidiary; however TAP operations do not constitute the principal operations that we intend to conduct in the future. We intend to focus on the healthcare and financial data processing products which are marketed by our Heuristics Technologies Inc. subsidiary, which business has recently begun marketing its products.

      Prior to the fiscal year ended May 31, 2005 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2006 and 2005, net income (losses) of ($5,038,393) and $3,655,760 respectively. Net income for the fiscal year ended May 31, 2005, was derived principally from our purchase of the Tomco assets. Despite the profit generated during the last fiscal year, we have continued to generate operating losses and while management believes that it will generated operating profits in the future, no assurance can be given. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2005 and 2004, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the period ended May 31, 2006 we have incurred additional (losses) of $(5,038,393).

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

      As of May 31,2006 we had outstanding current liabilities of $10,831,888, of which approximately $514,176 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

      As of May 31,2006, Cash Tech had working capital of $396,689 and available cash of $142,991. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of May 31,2006, we also owe $3,654,096 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which expired in November 2005. We have continued to pay G.E. in accordance with the terms of the expired note and we believe based on discussions with G.E. that another renewal will soon be executed; however we have no current arrangement or capability to repay G.E. its principal.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

      We have previously granted security interests in all of our assets to several lenders, including the holders of the notes in the principal and interest amount of $514,176 issued in a placement which was completed in January 2000, equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997 and liens in favor of BFI Finance on all assets of TAP Holdings pursuant to a Loan and Security Agreement entered into in November, 2004.

      The G.E. loan is secured by certain of our CoinBank machines. As of May 31,2006, we were indebted to G.E. in the amount of approximately $3,654,096 including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

      The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). As of May 31,2006 we owed BFI approximately $2,097,292 including interest. From time to time, due to fluctuations in Tomco's cash flow, TAP has requested funds from the BFI credit facility at advance rates higher than BFI's contract rate. To date BFI has funded all such requests but is under no obligation to do so. In the event that BFI refuses to fund such requests in the future, TAP could be adversely affected and might not be able to pay its obligations timely causing temporary or permanent disruption in the company's operations.

Any additional financing that we may obtain may substantially dilute the interests of our stockholders.

      To the extent that we obtain additional  financing through the issuance of
additional  equity   securities  in  the  future,   such  issuance  may  involve
substantial dilution to our then-existing stockholders.

Risks Related to our TAP Auto Products Business

TAP receives most of its sales from three customers.

      TAP is substantially dependent on three customers: NAPA, O'Reilly Auto Parts and CARQUEST. These customers combined account for approximately 77% of TAP's revenue. The loss of any of these customers would have a material adverse affect on TAP's revenue.

The market for TAP's products is shrinking.

      Approximately 98% of TAP's revenue for the twelve month period end May 31, 2006, was from the sale of rebuilt carburetors. Sales of carburetors have fluctuated and may continue to fluctuate or decline for two reasons. First, the availability of acceptable carburetor cores continues to shrink due to age or damage. TAP can manufacture new cores but has thus far not made the necessary investment. Secondly, the number of vehicles using carburetors continues to decline, as the last domestic carbureted production vehicle was manufactured in 1988. TAP may be able to compensate for this decline by increasing its market share but there is no assurance that it can succeed in this effort. In 1998 Tomco began rebuilding diesel pumps which have a larger user base than do carburetors. The company also has plans to unveil new products in fiscal 2006 and has explored certain offshore markets for its products that may be lucrative. However, there is no assurance that any of these measures can offset the continual erosion in the size of TAP's primary market.

TAP may not fully recover the carrying value of its inventory.

      As of May 31,2006 TAP had had a carrying value of $8,436,161 for its inventory. In November 2004, at the time TAP's assets were purchased, an obsolescence reserve of $1,180,000 was established to cover potential inventory impairment due to low core inventory turnover. In future periods, additional impairment may be taken based on future carburetor sales. If TAP concludes that such impairment exists, this could give rise to a substantial expense and negatively impact TAP's financial results.

Risks  Related to Our  Healthcare  Revenue  Management  and  Prepaid  Debit Card
Products

Competition in healthcare revenue management and prepaid debit card products is intense.

      Heuristic's healthcare products compete with products offered by companies that are larger, better known and better capitalized than Heuristic. Similarly, competition in the prepaid debit card market is intense and some competitors are larger and more established than Heuristic. Heuristic may not be able to successfully compete with these companies in which event Heuristic might have to withdraw one or more of its products which would have a material adverse effect on Heuristic and Cash Technologies.

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

      Most data processing and customer support for Heuristic's products is performed by third parties under various exclusive and non-exclusive contracts. This reduces infrastructure development costs and increases speed to market, however the failure of a third party to perform its duties or renew a service agreement could be materially detrimental to Heuristic's operations.

Data processing margins generally decline as products become more mature.

      Data processing products usually become "commoditized" as they mature, with a corresponding reduction in profit margins. This is caused by a number of factors, including: Increased competition forcing lower prices; increased volumes creating economies of scale which permit lower prices by competitors, software development costs which are eventually fully amortized also permits lower prices, et al. There is no assurance that Heuristic can generate enough growth in its sales to outpace these market forces.

Heuristic has liability for debit card losses.

      Under Heuristic's agreement with its card issuing bank, Heuristic has liability for losses caused by card fraud and misuse. These losses are predicted based on historical statistics and compensating reserves are maintained by the issuing bank, however in the event that these losses were to increase due to unexpected behavior of a particular card program or cardholder group, Heuristic would be adversely affected.

Risks Related to Our CoinBank Business

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

Impairment Charge

We currently are holding for sale approximately 241 CoinBank machines, which have a carrying value of approximately $609,890 at May 31, 2006. We have taken an impairment charge in the fiscal year ended May 31, 2004 for the carrying value of our CoinBank machines. Impairment on coin machines was $154,140. The impairment was taken due to low inventory turnover for the coin machines. In future periods, additional impairment may be taken based on future sales of coin machines. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. For the fiscal year ended May 31, 2006, we sold eight (4) machines for $31,620. We continue attempting to identify parties interested in acquiring the remaining units, although we cannot guarantee we will continue to have sales or will obtain similar sales results.

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

Risks Related to EMMA-Based Technology

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

Effective marketing of our EMMA technology requires a capital investment beyond the Company's current resources.

      In marketing our EMMA-based products and services, we have attempted to change the traditional methods by which people obtain certain financial services. Accordingly, the cost to effectively market such technology is significant and beyond the Company's current resources, limiting the exposure of EMMA-based applications to the marketplace. Achieving market acceptance for EMMA will require substantial marketing efforts and the expenditure of significant funds. If and when the Company can expend the needed resources to properly market the EMMA technology, the potential marketplace for such products may have diminished or been satisfied with competing products that obviate the need for EMMA.

If our EMMA Technology does not achieve market acceptance, its value will be severely diminished.

      The demand for EMMA-based services and our ability to deliver the technology is subject to a high level of uncertainty. If we do not realize market acceptance of these products, the technology will not be valuable to the Company and our investment in EMMA will be impaired.

      As of May 31, 2006, we had test-marketed only four EMMA-driven ATM-X/POS-X machines and have derived no significant revenue from our EMMA-based business. To date, we have not installed a base of EMMA-driven ATM-X/POS-X machines or PrISM systems upon which we can base reliable predictions about the reliability or functionality of those technologies. Although such systems and machines have performed reliably to date at their previous installations and in our laboratory, upon widespread commercial use they may not satisfactorily perform all of their intended functions or may not prove reliable in extensive utilization. Software and other technologies that are incorporated into our products are complex and may contain errors, which will only become apparent subsequent to widespread commercial use. Remedying such errors could require the expenditure of a substantial amount of money and could also result in significant delays in installing or selling our products, which could have a material adverse effect on us. We anticipate that we will continue to seek to upgrade and enhance both the hardware and software components of our products. Such upgrading and enhancement efforts remain subject to the risks inherent in new product development, including unanticipated technical or other problems, which could result in material delays in product commercialization or significantly increased costs. Further, our EMMA systems may not satisfactorily perform all of its intended functions or will prove not to be reliable in extensive utilization.

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

      The market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. Since June 1, 2005, the sale price for our common stock, as reported by the American Stock Exchange has fluctuated from a low of $0.55 to a high of $1.20 per share. The market price of our common stock could be impacted by a variety of factors, including:

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

ITEM 2. DESCRIPTION OF PROPERTY

      We currently lease our Los Angeles facility from Prime Financial Partners, Ltd, a Nevada limited partnership. Our monthly lease payment is $9,315 for 13,000 square feet. The lease expires in April 2010. Bruce Korman, our CEO, is one of the partners of Prime Financial Partners, Ltd. Our Tomco operation leases a 47,000 square foot facility in Los Angeles from the owners of Tomco Auto Products, Inc. Our monthly lease payment is $25,450. The lease expired in April, 2006. We are currently on a month to month lease agreement.

ITEM 3. LEGAL PROCEEDINGS

      As previously reported, we terminated a consulting agreement with Abraham Mirman of Samson Consulting Corp. in 2003. In July 2004, Mirman initiated an arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson was owed $600,000 in damages plus costs. In June 2005, an arbitrator awarded Sampson $100,000 in unpaid fees, $21,650 in statutory interest through July 20, 2005 and no attorney fees or costs. In December 2004, we initiated a lawsuit against Mirman in California, alleging that he failed to provide financing promised in February, 2003, causing damages in excess of $400,000. In February 2006, both parties agreed to settle all outstanding claims without any funds exchanged; i.e. we have dismissed our California lawsuit and Samson has vacated its New York judgment.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

ITEM 5. MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is listed on the American Stock Exchange under the symbol, "TQ".

The following is the range of closing bid prices for the common stock for the periods indicated below:


Year ended May 31, 2005                 High   Low

Q1   June 1 - August 31                 1.51   1.00

Q2   September 1 - November 30          1.50   1.11

Q3   December 1 - February 28           1.45   1.10

Q4   March 1 - May 31                   1.25   0.85

Year ended May 31, 2006                 High   Low

Q1   June 1 - August 31                 1.09   0.75

Q2   September 1 - November 30          1.19   0.65

Q3   December 1 - February 28           0.93   0.55

Q4   March 1 - May 31                   1.20   0.59

On Jan 30, 2006 we had a high and low price of $0.84 and $0.55, respectively.

Dividend Policy

      During the fiscal year ended May 31, 2006, we paid dividends in the amount of $446,116 via shares of our common stock and common stock purchase warrants. The declaration in the future of any cash dividends on our common stock will be at the discretion of our board of directors and will depend upon a variety of factors, including our earnings, if any, capital requirements and financial position, as well as the general economic conditions at the time in question. Moreover, the payment of cash dividends on the Common stock in the future could be limited or prohibited by the terms of financing agreements that we may enter into, such as a bank line of credit or an agreement relating to the issuance of other of our debt securities, or by the terms of any preferred stock that are or may be issued and then outstanding.

      During the fiscal year ended May 31, 2006, we accrued dividends of $50,416 for all Preferred Stock outstanding as compared to $259,985 for the fiscal year ended May 31, 2005.

Recent Sales of Unregistered Securities

      During the fiscal quarter ended May 31, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 35.5 shares of preferred stock for gross proceeds of $355,000 to three existing shareholders. The Preferred Stock shall, for a period of seven years, be convertible into Units, each consisting of 4 five-year Warrants to purchase common stock at the rate of one unit for each dollar invested. In each Unit, 2 Warrants shall be exercisable at $1.00 per share, 1 Warrant shall be exercisable at $1.50 per share and 1 Warrant shall be exercisable at $2.00 per share. The Preferred Stock shall earn dividends at 8% per annum, payable quarterly in cash or common stock at the Company's option. If paid in common stock, the stock price shall be the lower of the Market Price or $1.37 per share. Market Price is defined as the average of the closing prices of the common stock for the 10 consecutive trading days immediately preceding the dividend due date.

      During the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 100,000 shares of common stock for gross proceeds of $100,000 to an existing shareholder. As part of that transaction we also issued five-year warrants to purchase 50,000 shares of common stock at an exercise price of $2.50.

      During to the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 175,000 shares of common stock for gross proceeds of $175,000 to three existing shareholders and one new accredited investor. As part of that transaction we also issued five-year warrants to purchase 175,000 shares of common stock at an exercise price of $2.00.

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

      During the fiscal quarter ended November 30, 2005, we issued 34,000 shares of our common stock to two investors who exercised stock warrants. Proceeds of $340 dollars were received upon exercise of the warrants.

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

      Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2006, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

      Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to have a high level of operating expenses, we will continue to develop and improve our various products. We anticipate that losses will continue for the foreseeable future. Our expenses have exceeded net revenues since inception. For the fiscal years ended May 31, 2006 and 2005, we received net income (losses) of $(5.0) million and $(3.7) million, respectively.

      The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of May 31, 2004, capitalized software costs amounted to $1,446,068. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $155,679 for the fiscal year ended May 31, 2005 and $150,000 for the fiscal year ended May 31, 2006.

      Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the fiscal year ended May 31, 2006, we amortized an additional $559,569 of capitalized software.

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

Results of Operations

Fiscal Year Ended May 31, 2006, Compared to Fiscal Year Ended May 31, 2005

      Gross Revenues for the fiscal year ended May 31, 2006 were $8,208,226 compared to $5,718,886 for fiscal year 2005. The increase in revenue is attributable to the acquisition of the Tomco operations in mid 2005 which showed only a partial year of revenues in 2005 versus a full year of ownership and operations in fiscal 2006. For GAAP purposes, TAP revenues have been reclassified into Loss on Business Held for Sale along with all other TAP P&L items.

      Net Revenues for the year ended May 31, 2006, was $55,007 compared to $61,662 in fiscal year 2005. Cost of revenues for the year ended May 31, 2006, was $32,064 compared to $45,185 in fiscal year 2005.

      Gross profit for the year ended May 31, 2006, was $22,943 as compared to $16,477 for the year ended May 31, 2005.

      Selling, general and administrative expenses for the year ended May 31, 2006, were $3,149,956 compared to expenses of $2,695,792 for the fiscal year 2005. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase was primarily due to Increases in license, consulting, and legal fees.

      Research and development expenses for the fiscal year ended May 31, 2006, was $150,000 compared to $155,679 for the fiscal year ended May 31, 2005. The decrease was the result of a reduction in programmer costs incurred.

      Depreciation and amortization expenses in fiscal year 2006 was $564,263 compared to $563,336 in fiscal 2005.

      Other Income for the fiscal year ended May 31, 2006 was $0 compared to $1,859,693 for the 2005 period. Income from forgiveness of debt in 2005 was compromised of forgiveness of certain debt and settlement of certain pending lawsuits of the Company and its subsidiaries.

      Interest expense for the fiscal years 2006 and 2005 was $390,562 and $153,345, respectively. The decrease was due to the reversal of overaccrued interest in 2005 after an analysis of the GE Capital debt/interest.

      Income Taxes for the fiscal year ended May 31, 2006 was $7,000 compared to $4,800 for the fiscal year ended May 31, 2005. The increase was due to the formation new subsidiaries.

      Minority Interest for the fiscal year ended May 31, 2006 and May 31, 2005, was $(24,521) and ($26,795), respectively. The change in minority interest was directly related to the minority interest of $686,615 associated with the extraordinary gain allocated to the minority interest holder of Tap Holdings, LLC in 2005.

      Extraordinary gain for the fiscal year ended May 31, 2005 was $6,249,951 resulting from the purchase of assets from Tomco.

      As a result of the foregoing, net income (losses) for the years ended May 31, 2006 and 2005 were $5,038,393 and $3,655,760, respectively.

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

Liquidity And Capital Resources

      Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At May 31, 2006, we had a working capital of $396,689 compared to $1,867,989 at May 31, 2005. At May 31, 2006, we had a cash balance of $142,991 compared to $163,627 at May 31, 2005. We are in immediate need of substantial working capital to continue our business and operations. To date, we have been funding our operations through the issuance of equity in private placement transactions with existing stockholders or persons with whom we have relationships, including affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

      Since inception, we have satisfied our working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from our security holders. Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2006, which indicated a substantial doubt as to our ability to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs.

      Net cash used in operating activities was $2,996,946 for the fiscal year ended May 31, 2006 compared to $4,088,596 for the fiscal year ended May 31, 2005. The decrease of Net cash used by operating activities, during the 2006 period was primarily due to the effects of the increase in accrued interest of $202,175 and accrued liabilities of $1,571,974.

      Net cash used in investing activities for the fiscal year ended May 31, 2006, was $3,440 as compared to $2,353,217 for the fiscal year ended May 31, 2005. The decrease in used in investing activities for 2006 was primarily attributable to increases in acquisition of subsidiary of $2,328,597 during 2005.

      Net cash provided by financing activities for the fiscal year ended May 31, 2006, was $2,979,749 as compared to $6,584,589 for the fiscal year ended May 31, 2005. The increase in Net cash provided by financing activities for 2006 was primarily attributable to increases in proceeds from the issuance of common stock of $2,224,794 and $880,000 in proceeds from the issuance of preferred stock.

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


                                             /s/ VASQUEZ & Company LLP

Los Angeles, California
August 17, 2005.

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  MAY 31,        MAY 31,
                                                                                   2006           2005
                                                                              ------------    ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                     $     81,355    $    102,611

Accounts receivable                                                                 14,226              --
Other receivable (net of allowance $50,000)                                        104,684          28,035
Prepaid expenses and other current assets                                          185,986         488,044
Assets of business held for sale
  Cash                                                                              61,636          61,016
  Accounts receivable                                                            2,095,107       1,734,616
  Prepaid expenses and other current assets                                        231,422         261,910
  Inventory (net of allowance $1,180,000) (Note 2)                               8,436,161       8,508,323
  Property and equipment, net                                                       15,261          17,450
  Other assets                                                                     144,038         238,673
                                                                              ------------    ------------
      Total assets of business held for sale                                    10,983,625      10,821,988

                                                                              ------------    ------------
Total Current Assets                                                            11,369,876      11,440,678

CoinBank machines held for sale  (Note 1(n))                                       609,890         638,283

PROPERTY AND EQUIPMENT (net)  (Note 3 )                                             30,260          33,634

CAPITALIZED SOFTWARE COSTS  (Note 1(n))                                            326,531         886,300

CDHC PREFERRED STOCK (Note 10)                                                     900,901         900,901


CLAIMREMEDI PREFERRED STOCK                                                      3,500,000              --


BIPS PREFERRED STOCK                                                             2,000,000              --

OTHER ASSETS                                                                       535,295         211,072
                                                                              ------------    ------------

TOTAL ASSETS                                                                  $ 19,272,753    $ 14,110,868
                                                                              ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of Notes Payable  (Note 4)                                 $  3,482,287    $  3,288,465
Due to Officers and Directors                                                        8,915           8,915
Convertible debt (Note 5)                                                          514,176         472,975
Due to Stockholders (Note 5)                                                       120,750         270,750
Accounts payable                                                                   607,945         762,920
Accrued liabilities                                                                927,228         782,948
Dividend payable                                                                    50,416         128,589
Liabilities of business held for sale
   Accounts payable                                                              1,126,690       1,343,406
   Notes payable                                                                 2,321,207       1,984,860
   Accrued expenses and other current liabilities                                1,658,943         286,545
                                                                              ------------    ------------
      Total liabilities of business held for sale                                5,106,840       3,614,811

Total Current Liabilities                                                       10,818,557       9,330,373


Long-Term Notes Payable  (Note 6)                                                       --              --
                                                                              ------------    ------------

TOTAL LIABILITIES                                                               10,818,557       9,330,373
                                                                              ------------    ------------


COMMITMENTS & CONTINGENCIES (Notes 7 and 16)                                            --              --

MINORITY INTEREST (Note 14)                                                        (74,517)        (49,996)
MINORITY INTEREST OF ASSETS HELD FOR SALE (Note 14)                                684,662         684,662
                                                                              ------------    ------------
     TOTAL MINORITY INTEREST                                                       610,145         634,666

STOCKHOLDERS' EQUITY (DEFICIENCY):  (Note 9)

Stockholder's equity of business held for sale
   Additional paid in capital                                                      910,000         910,000
   Accumulated equity                                                            4,966,785       5,612,515
                                                                              ------------    ------------
      Total stockholder's equity of business held for sale                       5,876,785       6,522,515


Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized,             10,625,812       4,195,812
647,515 and 647,093  shares issued and outstanding at May 31, 2006 and 2005

Common Stock, $0.01 par value, 35,000,000 shares authorized,                       346,445         183,300
23,035,964 and 20,635,964 issued and outstanding at May 31, 2006 and 2005

Additional Paid-In-Capital                                                      37,816,308      35,742,496
Accumulated Deficit                                                            (46,821,299)    (42,498,294)
                                                                              ------------    ------------

Total stockholders' equity                                                       7,844,050       4,145,828
                                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                       $ 19,272,753    $ 14,110,868
                                                                              ============    ============
                                                                                        --              --

                 See notes to consolidated financial statements

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  FISCAL YEAR ENDED
                                                                                                    ENDED MAY 31,
                                                                                           2006                      2005
                                                                                        -----------               -----------

NET REVENUES BEFORE RECLASSIFICATION TO DISCONTINUED OPERATIONS) (Note 17)              $ 8,208,226*              $ 5,718,886*
                                                                                        ===========               ===========

NET REVENUES                                                                            $    55,007               $    61,662

COST OF REVENUES                                                                             32,064                    45,185
                                                                                        -----------               -----------

GROSS PROFIT (LOSS)                                                                          22,943                    16,477
                                                                                        -----------               -----------

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE                                                3,149,956                 2,695,791
RESEARCH AND DEVELOPMENT                                                                    150,000                   155,679
IMPAIRMENT ON COIN MACHINES                                                                                                --
DEPRECIATION & AMORTIZATION EXPENSE                                                         564,263                   563,336
                                                                                        -----------               -----------

OPERATING LOSS                                                                          (3.841.276)                (3,398,330)
                                                                                        -----------               -----------

OTHER INCOME (Note 14)                                                                           --                (1,859,693)

INTEREST EXPENSE                                                                            390,562                   153,345
                                                                                        -----------               -----------

LOSS BEFORE INCOME TAXES                                                                (4.231.838)                (1,691,982)
                                                                                        -----------               -----------

INCOME TAXES                                                                                  7,000                     4,000

MINORITY INTEREST (Note 13)                                                                 (24,521)                   26,795

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                 (4,263,359)                1,669,188

DISCONTINUED OPERATIONS (Note 17)
   NET REVENUES                                                                           8,153,219                 5,657,224
   COST OF REVENUES                                                                      (6,313,030)               (4,309,730)
   SELLING, GENERAL, & ADMINISTRATIVE EXPENSE                                            (2,309,953)               (1,735,612)
   OTHER INCOME                                                                                  --                   375,366
   INTEREST EXPENSE                                                                        (454,311)                 (226,789)
   MINORITY INTEREST                                                                             --                  (684,662)
   INCOME TAXES                                                                                  --                      (800)
   EXTRAORDINARY GAIN                                                                            --                 6,249,951
                                                                                        -----------               -----------
                                                                                           (824,075)                5,324,948

      EXTRAORDINARY GAIN ON BUSINESS HELD FOR SALE(Note 15)                                      --                        --
                                                                                        $(5,038,393)              $ 3,655,760
NET INCOME (LOSS)                                                                       -----------               -----------


Dividends & deemed dividends                                                                     --               $ 1,135,700

Net income (loss) allocable to common
shareholders                                                                             (5,038,393)              $ 2,520,060

Basic and diluted net income (loss) per share before extraordinary income               $     (0.26)              $     (0.24)

Basic and diluted net income (loss) per share extraordinary income                      $         0               $ 0.40/0.26

Basic and diluted net income (loss) per share                                           $     (0.26)              $ 0.16/0.10

Basic and diluted weighted average
shares of common stock outstanding                                                 20,583,595/31,002,503      15,647,493/24,368,938
                                                                                        ===========               ===========


                 See notes to consolidated financial statements

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                 Fiscal Year ended May 31, 2005 and May 31, 2006


                                                                                                             Total
                                Common Stock           Preferred Stock         Additional                  Stockholders'
                           ---------------------   ------------------------     Paid-in     Accumulated      Equity
                             Shares      Amount     Shares        Amount        Capital       Deficit      (Deficiency)
                           ---------------------------------------------------------------------------------------------

Balance May 31, 2004       14,358,446   $143,669    646,091    $  1,883,688  $ 30,292,720 $ (39,405,838) $ (7,085,761)
                           =============================================================================================

Common stock payments
to consultants                353,334      3,534         --              --       379,800            --       383,334

Common stock warrant
payments to consultants            --         --         --              --        71,636            --        71,636

Unit purchase -
common stock                2,943,077     29,430         --              --     2,922,148            --     2,951,578

Beneficial conversion
of warrants                        --         --         --              --       875,716      (875,716)           --

Unit purchase -
preferred stock                    --         --      1,007       2,324,624            --            --     2,324,624

Conversion of warrants
to common stock               279,682      2,798         --              --       185,817            --       188,615

Conversion of preferred
stock to common stock           7,812         78         (5)        (12,500)       12,422            --            --

Conversion of notes
payable to common stock       165,461      1,654         --              --       248,373            --       250,027

Investment in subsidiary           --         --         --              --       323,433            --       323,433

Miscellaneous                   1,890         --      1,890

Dividends paid with
common stock                  213,678      2,137         --              --     1,338,541            --     1,340,678

Dividends accrued on
preferred stock                    --         --         --              --            --      (259,985)     (259,985)

Net income (loss)                  --         --         --              --            --     3,655,760     3,655,760

------------------------------------------------------------------------------------------------------------------------
Balance for May 31, 2005   18,321,490   $183,300    647,093    $  4,195,812  $ 36,652,496 $ (36,885,779)  $ 4,145,828
========================================================================================================================

                           ---------------------------------------------------------------------------------------------

Common stock payments
to consultants              1,400,000    140,000         --              --            --            --       140,000

Common stock warrant
payments to consultants            --         --         --              --            --            --            --

Unit purchase -
common stock                1,975,667     19,757         --              --     2,077,200            --     2,096,957

Beneficial conversion
of warrants                        --         --         --              --            --            --            --

Unit purchase -
preferred stock                    --         --        422       6,430,000            --            --     6,430,000

Dividends accrued on
preferred stock                    --         --         --              --            --        (8,515)       (8,515)

Conversion of notes
payable to common stock            --         --         --              --            --            --            --

Investment in subsidiary           --         --         --              --            --            --            --
Miscellaneous                      --         --         --              --            --            --            --

Dividends paid with
common stock                  338,807      3,388         --              --       442,728            --       446,116

Dividends accrued on
preferred stock                    --         --         --              --            --      (367,943)     (367,943)

Net income (loss)                  --         --         --              --            --    (5,038,393)   (5,038,393)

------------------------------------------------------------------------------------------------------------------------
Balance for May 31, 2006   22,035,964   $346,445    647,515    $ 10,625,812  $ 39,172,424  $(42,344,379)  $ 7,844,050
========================================================================================================================

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FISCAL YEAR ENDED MAY 31
                                                              2006           2005
                                                           ------------    ------------
OPERATING ACTIVITIES:
Net loss                                                   $ (5,038,393)          #REF!
Adjustments to reconcile net loss to net cash used by
operating activities:
Minority interest                                               (24,521)        (26,796)
Amortization of capitalized software                            559,769         559,768
Gain on forgiveness of debt                                          --      (2,235,059)

Noncash compensation expense                                      3,308              --
Noncash operating expense                                       140,000

Depreciation expense                                              4,494           3,568

Impairment of CoinBank machines held for sale                        --              --

Changes in operating assets and liabilities:


Accounts receivable                                             (14,226)          2,383
Prepaid expenses and other current assets                       302,058         (11,071)

Other receivable                                                (76,649)             --
CoinBank machines held for sale                                  28,393          23,942
Other assets                                                   (324,223)         14,120
Accrued interest                                                285,023          93,553
Accounts payable                                               (154,974)        292,438
Change in net assets of business held for sale                1,330,392      (6,297,177)
Accrued expenses and other current liabilities                  144,280        (853,830)
                                                           ------------    ------------

Net cash used in operating activities                        (2,835,270)          #REF!
                                                           ------------    ------------

INVESTING ACTIVITIES:


Purchase of property and equipment                               (1,120)         (7,098)
                                                           ------------    ------------


Net cash provided by (used in) investing activities              (1,120)         (7,098)
                                                           ------------    ------------

FINANCING ACTIVITIES:

Proceeds from conversion of warrants                                340         188,615
Net proceeds from issuance of preferred stock                   830,000         832,000
Proceeds from short-term debt                                        --         133,608
Proceeds from (repayments to) equity holder                          --         200,758
Repayments on short-term debt                                  (100,000)        (39,696)
Proceeds from sale of common stock                            2,084,794       3,551,875
                                                           ------------    ------------

Net cash provided by financing activities                     2,815,134       4,867,160
                                                           ------------    ------------

CHANGE IN CASH AND CASH EQUIVALENTS                             (21,256)          #REF!

Cash and Cash Equivalents, Beginning of Year                    102,611          20,951
                                                           ------------    ------------

Cash and Cash Equivalents, End of Year                     $     81,355           #REF!
                                                           ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Income taxes                                         $      7,000    $      4,800


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

     Conversion from convertible debt to common stock      $     50,000    $    250,024
     Conversion of preferred stock into common stock       $         --    $     12,500
     Conversion of notes payable to common stock           $     50,000

     Impairment of CoinBank machines                       $         --    $         --
     Issuance of common stock for services performed       $    143,308    $    390,000
     Dividends declared on preferred stock                 $    367,943    $    259,985
     Dividends paid on preferred stock with common stock   $         --    $  1,340,677

     Dividends paid via common stock                       $    446,116    $         --
     Deemed dividend on warrants issued                    $      8,515    $    875,715
     Conversion of shareholder warrants                    $         --    $    620,535

     Issuance of preferred stock                           $  5,500,000    $         --


     Total assets purchased                                $ 10,798,988
     Total liabilities assumed                             $  2,299,037
                                                                           ------------
     Net assets purchased                                  $  8,499,951
     Bank debt assumed                                     $ (1,600,000)
     Cash paid as investment in subsidiary                 $   (650,000)
                                                                           ------------
     Extraordinary gain                                    $  6,249,951
                                                                           ============

                 See notes to consolidated financial statements

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

      (a) "Going Concern"--The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have significant losses from operations and have used significant amounts of cash for operations during the last five years. Although as of May 31, 2006, we have both positive working capital and net equity operating losses have continued throughout 2006.

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

            We plan to increase revenues and reduce our costs in order to generate sufficient positive cash flow beginning in second quarter of fiscal year 2007. While we believe that our financing and revenue generation plans will be successful, no assurances can be given that we will be successful and that we will continue as a going concern.

      (b) Basis of Consolidation--The accompanying consolidated financial statements include the accounts of Cash Technologies, Inc. ( "CTI "), a Delaware corporation, and our wholly-owned subsidiaries, National Cash Processors, Inc. ( "NCP "), Cintelia, Inc, CT Holdings, LLC, Heuristic Technologies, Inc., TAP Holdings, LLC. and CoinBank Automated Systems ( "CAS ") together the "Company."
            CoinBank Automation Handels GmbH, Salzburg, Austria ("CoinBank Europe" or "CBE") was treated as a division of CoinBank Automated Systems during this period and was consolidated into CoinBank Automated Systems. All significant inter-company transactions and accounts have been eliminated in consolidation. CTI was incorporated in August 1995. In January 1996, a few of our affiliates exchanged their stock in NCP as part of a combination of entities under common control. CAS was incorporated in November 1995 Cintelia in December 2001, CT Holdings, LLC in June 2002, Heuristic Technologies in May 2004 and Tap Holdings in November 2004. As of May 31, 2006 we own 86.35% of CT Holdings, LLC and 89% of TAP Holdings, LLC.

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

      (d) Fiscal Year--CTI's fiscal year ended May 31, 2006 but TAP Holdings, LLC's fiscal year ends on the last Sunday in May, which normally results in a 52 or 53 week year

      (e) Revenue Recognition--The Company recognizes sales when products are shipped. Net sales reflect reductions for cores returned for credit and other returns and allowances.

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

      (i)   Shipping  and  Handling  Fees  and  Costs--In  September  2000,  the
            Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10"). EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with outbound freight are included in selling expenses and totaled $386,041 for the year ended May 31, 2006.

      (j) Cash Equivalents--We consider all investments purchased with an original maturity of three months or less to be cash equivalents.

      (k) Cash--The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash.

      (l) Trade & Other Receivables--Receivables are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past due receivable balances are written-off when collection efforts have been unsuccessful in collecting the amount due. As of May 31, 2006 the Company had an Allowance for Bad Debts of $50,000.

      (m) Inventories--The Company's inventory consists of used cores, replacement component parts, and carburetors and diesel pumps in process or completed. The inventory values are based on historical standards less obsolescence and acquisition reserves. Standards are reviewed and adjusted, if necessary, at fiscal year end. The standards are valued on a lower of cost or market basis. As of May 31, 2006 an obsolescence reserve of $1,180,000 has been established. The reserve against the standard cost, which had been established by the seller.

      (n) CoinBank Machines Held for Sale--CTI has designated CoinBank machines and parts as being held for sale. CoinBank machines held for sale are recorded at the lower of cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. During the fourth quarter of fiscal year 2006, management evaluated the estimated fair market value of these machines and subsequently recorded an impairment loss of $5,170. As of May 31, 2006, the carrying value of the CoinBank machines is $609,890.

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

      (w) Capitalized Software -- The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $150,000 for the fiscal year ended May 31, 2006.

            Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the fiscal year ended May 31, 2006 we amortized an additional $559,769 of capitalized software.

            As of May 31, 2006, the current EMMA asset is valued at $326,531, which reflects the costs incurred by us in developing the asset, as well as the net realizable value estimated in management's determination. Management believes that our estimates reflect our ability, based upon management's internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained commencing in the earlier half of 2006 calendar year, and will be obtained fully by the end of the calendar year 2007. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability of corporate entities to purchase software such as the EMMA software.

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


NOTE 2 - INVENTORIES

                  As of May 31, 2006 inventories consist of the following:

                  Finished Goods                                $  1,510,569
                  Work in Process                                    668,548
                  Cores                                            6,172,709
                  Component Parts                                  1,264,335
                                                                ------------

                        Inventories at Standard Cost               9,616,161

                  Provision for Obsolescence                      (1,180,000)
                                                                ------------

                        Net Carrying Value of Inventories       $  8,436,161

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                                       2006              2005
                                                    ----------       ----------
Transportation Equipment.......................     $   15,561       $   15,561
Computer equipment.............................        145,483          145,483
Office Equipment...............................          2,061            2,061
Other equipment ...............................         32,134           32,134
                                                    ----------       ----------
      Total Property and Equipment.............     $  195,239       $  195,239
      Less Accumulated Depreciation............        149,718          144,155
                                                    ----------       ----------
                                                    $   45,521       $   51,084
                                                    ==========       ==========

NOTE 4 - NOTES PAYABLE

--------------------------------------------------------------------------------


                                                 Additions          Adjustments
          Loan              Balance 6/1/05   6/1/05 to 5/31/06   6/1/05 to 5/31/06    Balance 5/31/06
-------------------------   --------------   -----------------   -----------------    ---------------

GE Capital Principal        $    3,288,465   $              --   $              --    $    3,288,465

GE Capital Interest                394,580             347,388            (347,388)          394,580

BFI Business Finance             1,936,318             160,974                             2,097,292

Notes Payable - TAP (Note 6)        34,735                                 (16,247)            18,48
                            --------------   -----------------   -----------------    ---------------
Totals                      $    5,654,098   $         508,362   $        (363,635)   $    5,798,825
-----------------------------------------------------------------------------------------------------

                                                            2006         2005
                                                         ----------   ----------

In 1997, we entered into a credit  agreement with G.E.
Capital  Corporation,  or G.E.  Capital,  pursuant  to
which  we  borrowed  $5,500,000  for the  purchase  of
CoinBank  component  equipment,  working  capital  and
general  corporate  purposes.  Due to our inability to
repay G.E. Capital on the original terms, on September
29,  2000 we entered  into the first of  several  loan
modifications  with G.E. The most recent  modification
requires  interest-only payments at a rate of 9.5% and
the  entire  unpaid  balance  is  due at  maturity  in
November,  2005. We do not have sufficient  capital to
repay  this  debt.  We have continued to pay G.E. in
accordance with the terms of the expired note and
believe based on discussions with G.E. that another
renewal will soon be executed.  We have no current plan
or capability to repay G.E. its principal.
As of May 31, 2006, we owed G.E. Capital  $3,683,045,
Which includes  the  principal,  financing  fees and
unpaid interest........................................  $3,683,045   $3,683,045

The maximum amount available under the line of credit is $3,000,000, limited to 60% of eligible accounts receivable up to $2,000,000 plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (12% at May 31, 2006).
As of May 31, 2006, there was a $160,000 over advance on this line of credit.

The line of credit  is  collateralized  by a  security
interest  in  the   Company's   accounts   receivable,
inventories, property and equipment, and certain other assets. The Company must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement.

From time to time, due to  fluctuations in Tomco's cash
flow,  TAP has  requested  funds  from  the BFI  credit
facility at advance  rates  higher than BFI's  contract
rate.  To date BFI has funded all such  requests but is
under no  obligation  to do so. In the  event  that BFI
refuses to fund such requests in the future,  TAP/Tomco
could be  adversely  affected  and might not be able to
pay  its  obligations   timely  causing   temporary  or
permanent disruption in the company's operations.......   2,097,292    1,936,318

At May 31, 2006 TAP  Holdings,  LLC. had a loan payable
outstanding to a broker  relating to the acquisition of
certain assets & liabilities of Tomco Auto Products....      23,157       48,542

                                                          ----------  ----------
                                                          5,803,494    5,667,905

      Less current portion.............................   5,798,825    5,654,098
                                                          ----------  ----------

Long term maturity.....................................  $    4,669   $   13,807
                                                         ==========   ==========

NOTE 5 - CONVERTIBLE DEBT


                                                    Additions     Adjustments
                                                    6-1-05 to      6-1-05 to
         Description             Bal. @ 6/01/05      5/31/06        5/31/06      Bal. @ 5/31/06
         ------------            --------------    ----------     -----------    --------------

Convertible Debt--Principal LT   $      335,012                   $              $      335,012
Convertible Debt--Interest              137,963        41,201                           179,164
Convertible Debt--Stockholders          270,750                      (150,000)          120,750
                                 --------------    ----------     -----------    --------------

         Totals                   $     743,975    $   41,201      $ (150,000)   $      634,926


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

As of May 31, 2006, we still owed $514,176 in principal and interest to the remaining noteholders. There can be no assurance that the remaining noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

NOTE 6 - LONG-TERM DEBT

      As of May 31, 2006 long term debt consists of the following:

      Note Payable - Truck (a)                                $   9,422
      Note Payable - Unsecured (b)                               13,735
                                                              ---------
                                                                 23,157
     Less: Current Maturities                                   (18,488)
                                                              ---------

     Total                                                    $   4,669

      (a) The note, which is collateralized by a security interest in a truck, is payable in monthly installments of $450, including interest at 7.49% per annum.

      (b) The note, which is unsecured, matured in February, 2006. The remaining balance was paid in July 2006 subsequent to year end. The note, which was payable to a broker for services in connection with the Company's line of credit, accrued interest at 3% per annum above the prime interest rate (prime rate at 8% on May 31, 2006) and was subordinated to the Company's Secured Lender.

NOTE 7 - MAJOR CUSTOMERS AND SUPPLIERS

During the fiscal year ended May 31, 2006 TAP had sales to three customers that accounted for 90.4% of net sales. As of May 31, 2006 the amount due from these three customers accounted for 83% of the outstanding accounts receivable.

TAP purchased 79% of its component parts inventory from two suppliers during the fiscal year ended May 31, 2006. These suppliers accounted for 11% of the accounts payable balance as of May 31, 2006.

On February 28, 2006, we completed an investment in ClaimRemedi, Inc., the licensor of certain healthcare software products. As such ClaimRemedi, Inc. became a major supplier.

NOTE 8 - INCOME TAXES

As of May 31, 2006, we have available federal net operating loss ("NOL")carry-forwards that approximate $32.7 million and may be applied against future taxable income through tax year 2025. State NOL carry-forward is approximately $19.6 million and expire through tax year 2011. A 100% valuation reserve has been set up to entirely offset any deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

As of May 31, 2005, we had available federal net operating loss ("NOL") carry-forwards that approximate $30.5 million and may be applied against future taxable income through tax year 2024. State NOL carry-forward is approximately $17.4 million and expire through tax year 2010. A 100% valuation reserve has been set up to entirely offset any deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

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

During the fiscal quarter ended November 30, 2005, we issued 34,000 shares of our common stock to two investors who exercised stock warrants. Proceeds of $340 dollars were received upon exercise of the warrants.

During the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 100,000 shares of common stock for gross proceeds of $100,000 to an existing shareholder. As part of that transaction we also issued five-year warrants to purchase 50,000 shares of common stock at an exercise price of $2.00.

During to the fiscal quarter ended February 28, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 175,000 shares of common stock for gross proceeds of $175,000 to three existing shareholders and one new accredited investor. As part of that transaction we also issued five-year warrants to purchase 175,000 shares of common stock at an exercise price of $2.00.

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

During the fiscal  quarter  ended May 31, 2006, in a private  transaction  under
Section 4(2) of the Securities Act of 1933, as amended, we sold 35.5 shares of preferred stock for gross proceeds of $355,000 to three existing shareholders. The Preferred Stock shall, for a period of seven years, be convertible into Units, each consisting of 4 five-year Warrants to purchase common stock at the rate of one unit for each dollar invested. In each Unit, 2 Warrants shall be exercisable at $1.00 per share, 1 Warrant shall be exercisable at $1.50 per share and 1 Warrant shall be exercisable at $2.00 per share. The Preferred Stock shall earn dividends at 8% per annum, payable quarterly in cash or common stock at the Company's option. If paid in common stock, the stock price shall be the lower of the Market Price or $1.37 per share. Market Price is defined as the average of the closing prices of the common stock for the 10 consecutive trading days immediately preceding the dividend due date.

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

NOTE 10 - STOCK OPTION PLAN AND WARRANTS

We adopted a 1996 stock option plan (the "Option Plan"). As of May 31, 2006, a total of 3,500,887 shares of our common stock have been reserved for issuance under the Option Plan. As of May 31, 2005, we had 1,543,600 of such options outstanding. The Board of Directors administers the Option Plan, or a committee appointed by the Board of Directors, which determine the recipients and term of the awards granted (Item 10. "Stock Options").

In addition to the above mentioned  stock options,  in July 1998, in conjunction
with  our  initial   public   offering   certain   debt   holders  were  granted
options/warrants in exchange for note repayments.

As for May 31, 2006 a total of 3,500,887 shares of our common stock have been reserved for issuance under the Option Plan of which 1,543,600 are outstanding and 1,957,287 were remaining (Item 10. "Stock Options").

We have granted the following options/warrants to purchase common stock as of May 31, 2006.


                                                 Number of       Weighted Average
                                              Options/Warrants    Price $/Share
                                              ----------------   ----------------

Options/Warrants outstanding - May 31, 2004          7,409,969   $           2.41
                                              -----------------------------------

Employee Stock Options
----------------------
Granted                                                     --                 --
Expired                                                135,600               5.25
Exercised                                                   --                 --

Stockholder Warrants
----------------------
Granted                                              2,780,738               2.26
Expired                                              1,053,800               6.04
Exercised                                              279,862               0.67
                                              -----------------------------------
Options/Warrants outstanding - May 31, 2005          8,721,445   $           1.93
                                              -----------------------------------
Employee Stock Options
----------------------
Granted                                              1,020,500   $           1.01
Expired                                                     --                 --
Exercised                                                   --                 --

Stockholder Warrants
----------------------
Granted                                                676,964               2.26
Expired                                                375,000               7.84
Exercised                                                   --                 --
                                              -----------------------------------
Options
Options/Warrants outstanding - May 31, 2006         10,418,909   $           2.01
                                              -----------------------------------


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


                                                                      2006          2005
                                                                 ------------   ------------

      Net Income (Loss)
      -----------------
            As Reported......................................    $(5,082,143)     $ 2,520,060
            Pro Forma........................................    $(4,809,693)     $ 1,839,863

      Basic and Diluted Income (Loss) Per Common Share
      ------------------------------------------------
            As Reported......................................    $      (.26)     $0.16/$0.10
            Pro Forma........................................    $     (0.25)     $0.12/$0.08


For the fiscal year ended May 31, 2006, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2001-2006, expected life of the option is 5 years.

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


-----------------------------------------------------------------------------------------
       Outstanding Weighted Average                      Exercisable Weighted Average
---------------------------------------------------   ---------------------------------
 Total Shares                          Exercise        Total Shares        Exercise
   05/31/06            Life              Price           05/31/06            Price
---------------   ---------------   ---------------   ---------------   ---------------
        300,000              4.50             $1.20           300,000             $1.20

        480,000              4.50             $0.81           480,000             $0.81

         30,000              4.25             $1.75            30,000             $1.75

        205,000              4.50             $2.00           205,000             $2.00

        253,809              4.50             $2.50           253,809             $2.50

        428,574              4.00             $2.50           428,574             $2.50

        117,118              2.75             $0.01           117,118             $0.01

        331,000              4.00             $0.01           331,000             $0.01

      1,350,000              3.75             $0.65         1,350,000             $0.65

         74,250              1.75             $0.65            74,250             $0.65

        175,000              1.75             $0.65           175,000             $0.65

          5,250              1.75             $0.65             5,250             $0.65

         22,500              1.75             $0.65            22,500             $0.65

          4,000              1.75             $0.65             4,000             $0.65

      1,054,560              1.75             $0.65         1,054,560             $0.65

         30,000              1.75             $0.65            30,000             $0.65

         50,000              1.75             $0.80            50,000             $0.80

         97,369              1.75             $0.95            97,369             $0.95

        487,931              1.75             $1.00           487,931             $1.00

        357,856              2.50             $1.00           357,856             $1.00

        100,000              1.75             $1.00           100,000             $1.00

         25,000              3.25             $1.00            25,000             $1.00

         25,000              3.50             $1.00            25,000             $1.00

        350,000              1.75             $1.01           350,000             $1.01

        200,180              1.75             $1.01           200,180             $1.01

         10,000              1.75             $1.20            10,000             $1.20
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
       Outstanding Weighted Average                      Exercisable Weighted Average
---------------------------------------------------   ---------------------------------
 Total Shares                          Exercise        Total Shares        Exercise
   05/31/06            Life              Price           05/31/06            Price
---------------   ---------------   ---------------   ---------------   ---------------

          5,000              1.75             $1.20             5,000             $1.20

          7,813              2.50             $1.30             7,813             $1.30

         50,000              1.75             $1.36            50,000             $1.36

        100,000              1.75             $1.25           100,000             $1.46

         90,000              1.75             $1.50            90,000             $1.50

        150,000              1.75             $1.00           150,000             $1.50

         36,000              1.75             $1.50            36,000             $1.50

          7,500              1.75             $1.70             7,500             $1.70

        240,000              1.75             $1.75           240,000             $1.75

        180,000              1.75             $1.75           180,000             $1.75

         50,000              1.75             $1.88            50,000             $1.88

         34,500              1.50             $2.00            34,500             $2.00

         50,000              1.50             $2.00            50,000             $2.00

         10,000              1.50             $2.00            10,000             $2.00

         50,400              1.50             $2.00            50,400             $2.00

         20,000              3.25             $2.00            20,000             $2.00

        215,000              3.50             $2.00           215,000             $2.00

        787,675              3.75             $2.00           787,675             $2.00

        185,000              4.00             $2.00           185,000             $2.00

         10,417              1.75             $2.50            10,417             $2.50

         64,000              1.50             $2.50            64,000             $2.50

         45,000              1.50             $2.50            45,000             $2.50

          5,000              1.50             $2.50             5,000             $2.50

         22,763              3.00             $2.50            22,763             $2.50

         10,000              3.25             $2.50            10,000             $2.50

        191,830              3.00             $3.00           191,830             $3.00

         13,100              3.25             $3.00            13,100             $3.00

         30,000              3.50             $3.00            30,000             $3.00
-----------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------
       Outstanding Weighted Average                      Exercisable Weighted Average
---------------------------------------------------   ---------------------------------
 Total Shares                          Exercise        Total Shares        Exercise
   05/31/06            Life              Price           05/31/06            Price
---------------   ---------------   ---------------   ---------------   ---------------


         64,500              3.75             $3.00            64,500             $3.00

         15,000              3.25             $3.50            15,000             $3.50

         66,500              3.75             $4.00            66,500             $4.00

        268,570              3.00             $5.00           268,570             $5.00

         18,300              3.25             $5.00            18,300             $5.00

         71,500              3.75             $5.00            71,500             $5.00

         40,000              1.50             $5.88            40,000             $5.88

         74,250              0.75            $11.55            74,250            $11.55

         53,813              0.50            $12.00            53,813            $12.00

         25,000              0.75            $12.94            25,000            $12.94

         55,000              0.75            $13.00            55,000            $13.00

     10,418,909                               $1.96        10,418,909             $1.96
===============                                       ===============
-----------------------------------------------------------------------------------------

NOTE 11 - SEGMENT REPORTING

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

Information on our business segments for the fiscal years ended May 31,

                                    2006         2005
                                 ----------   ----------
Net Revenues and Sales:
  CoinBank machines              $   35,635       61,662
  EMMA                                   --           --
  Heuristic                           5,257           --
  TAP- Tomco Auto Products        8,153,219   $5,657,224
  Unallocated                        14,114           --
                                 ----------   ----------

                                 $8,208,226   $5,718,886
                                 ==========   ==========

                                                    2006           2005
                                                -----------    -----------

Interest expense
  CoinBank machines                                      --             --
  EMMA                                                   --             --
  Heuristic                                              --             --
  TAP- Tomco Auto Products                          454,311        226,789
  Unallocated                                       390,562        153,345
                                                -----------    -----------
                                                    844,873        380,134
                                                ===========    ===========
Depreciation & Amortization
  CoinBank machines                                      --             --
  EMMA                                              559,767        559,768
  Heuristic                                              --             --
  TAP- Tomco Auto Products                          129,142      1,735,615
  Unallocated                                         4,496          3,568
                                                -----------    -----------
                                                    623,405      2,298,951
                                                ===========    ===========

Segment profit (loss)
  CoinBank machines                                (255,757)        96,626
  EMMA                                                   --             --
  Heuristic                                      (1,257,791)      (605,854)
  TAP- Tomco Auto Products                         (824,075)     5,324,948
  Unallocated                                    (2,700,770)    (1,047,287)
                                                -----------    -----------
                                                 (5,038,393)     3,768,433
                                                ===========    ===========

Net identifiable assets:
  CoinBank machines                                 615,260        753,744
  EMMA                                              326,531        886,300
  Heuristic                                              --             --
  TAP- Tomco Auto Products                       10,983,625     10,821,988
  Unallocated                                     7,347,537      1,648,835
                                                -----------    -----------
                                                 19,272,753     14,110,867
                                                ===========    ===========

NOTE 12 - RELATED PARTY TRANSACTIONS

We obtained loans of $68,000 in the fiscal year ended May 31, 2002 and $342,700 during the fiscal year ended May 31, 2003 from Bruce Korman who is our Chief Executive Officer and Chairman of our Board of Directors. The loans are short-term non-interest bearing loans and are payable upon demand and as of May 31, 2006 $8,915 is outstanding to Mr. Korman.

Furthermore, as of May 31, 2006, we were in arrears of $290,874 for the salary to Mr. Korman, and owed $69,090 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

NOTE 13 - MINORITY INTEREST

From November 2002 through March 2003, we received $443,000 in net proceeds from members for an equity share in our subsidiary of CT Holdings, LLC. The stockholders own 13.65% while we own 86.35%. The net proceeds from this have been used to further develop the BONUS product for CT Holdings, LLC, as well as for working capital for CT Holdings, LLC and Cash Technologies, Inc. For the fiscal year ended May 31, 2005, we have allocated $155,119 of losses in CT Holdings, LLC to minority interest.

On November 5, 2004 TAP Holdings, LLC (dba Tomco Auto Products) acquired substantially all of the assets and assumed certain liabilities of Tomco Auto Products, Inc. One shareholder owns 11% while we own 89%. For the fiscal year ended May 31, 2006, we have allocated $684,662 of losses and extraordinary gain in TAP Holdings, LLC to minority interest.

NOTE 14 - OTHER INCOME

During the fiscal year ended May 31, 2005, the Company had income from forgiveness of debt of $2,235,059. Income from forgiveness of debt consists of settlement of various lawsuits and other liabilities by the Company and its subsidiaries. During the fiscal year ended May 31, 2006, the Company had no income from forgiveness of debt.

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

In February 2003 Abraham Mirman of Samson Consulting Corp. was hired, inter alia, to provide consulting services and arrange financing for us. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of our stock; either party had the right to terminate after one month for any reason. Shortly thereafter, we terminated the agreement for Samson's failure to perform. In July 2004, Mirman initiated an arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson was owed $600,000 in damages plus costs. In June 2005, an arbitrator awarded Sampson $100,000 in unpaid fees, $21,650 in statutory interest through July 20, 2005 and no attorney fees or costs. Subsequently, we initiated a lawsuit against Mirman in California, alleging that he failed to provide financing promised in February, 2003, causing damages in excess of $400,000. In February 2006, both parties agreed to settle all outstanding claims without any funds exchanged; i.e. we have dismissed our California lawsuit and Samson has vacated its New York judgment. We had reserved $121,650_for the Samson judgment which has been returned to Shareholders Equity.

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

NOTE 17 - SUBSEQUENT EVENTS

Subsequent to the fiscal year ended May 31, 2006, in private  transactions under
Section 4(2) of the Securities Act of 1933, as amended, we sold 232,500 shares of common stock for gross proceeds of $233,400 to five existing shareholders. As part of that transaction we also issued five-year warrants to purchase 232,500 shares of common stock at an exercise prices ranging from $1.5 to $2.50.

During the fiscal  quarter  ended May 31, 2006, in a private  transaction  under
Section 4(2) of the Securities Act of 1933, as amended, we sold 25 shares of preferred stock for gross proceeds of $250,000 to three existing shareholders. The Preferred Stock shall, for a period of seven years, be convertible into Units, each consisting of 4 five-year Warrants to purchase common stock at the rate of one unit for each dollar invested. In each Unit, 2 Warrants shall be exercisable at $1.00 per share, 1 Warrant shall be exercisable at $1.50 per share and 1 Warrant shall be exercisable at $2.00 per share. The Preferred Stock shall earn dividends at 8% per annum, payable quarterly in cash or common stock at the Company's option. If paid in common stock, the stock price shall be the lower of the Market Price or $1.37 per share. Market Price is defined as the average of the closing prices of the common stock for the 10 consecutive trading days immediately preceding the dividend due date.

During the month of July 2006, Edmund King, the Chief Financial Officer, loaned the company $50,000 and Bruce Korman, Chief Executive Officer, $25,000, respectively.

On August 31, 2006 the company signed an agreement to sell most of its remanufactured carburetor assets to Champion Parts Inc. for up to $11 million in cash and debt. About $1.5 million is in cash and up to $9.5 million will be in contingent payments to sell the remanufactured carburetor assets of Tomco. The subsidiary TAP Holdings will shut the Los Angeles factory and terminate any remaining employees.

During the 1st quarter ended August 31, 2006, the company raised $457,926 in capital investments. Losses during the 1st quarter are expected to be similar to the 4th quarter ended May 31, 2006 of $1,100,000, for a net decrease in equity of $640,000.

On June 22, 2006, the company announced that it completed a $2,000,000 investment in Business Intelligent Processing Systems, Limited (BIPS). Under the terms of the investment, Cash Technologies has issued 200 shares of its Series M Convertible Preferred Stock to BIPS in exchange for 10% of the outstanding shares of BIPS. The Preferred Stock is convertible into shares of Cash Tech's Common Stock after June 1, 2007 at a conversion price of between $1.00 and $2.00 per share, determined at the time of conversion based on the market value of the Common Stock, resulting in the issuance of between 1,000,000 and 2,000,000 share of Common Stock to BIPS. In addition, if BIPS does not reach certain revenue targets within two years, Cash Tech can repurchase up to 75% of the Preferred Stock for $.01 pr share. Preferred Stock which is subject to Cash Tech's repurchasing rights cannot be converted. Cash Technologies will have the right to appoint a director to the Board of Directors of BIPS.

During the 2nd quarter ending November 30, 2006, the Company will have finalized the Tomco sale which will generate $1,000,000 of income.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in our independent accountants or disagreements with our independent accountants in the last two fiscal years.

ITEM 8A CONTROLS AND PROCEDURES

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

"Evaluation of Disclosure Controls and Procedures. The Chief Executive Officer and Chief Financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-KSB, have concluded that its disclosure controls and procedures are effective to reasonably ensure that material information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specific by Securities and Exchange Commissions' rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes made during our most recently completed fiscal quarter in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting."

ITEM 8B OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth information regarding our directors and executive officers:


Name                     Age        Position
Bruce R. Korman           47        President, Chief Executive Officer and
                                    Chairman of the Board

Edmund King               42        Chief Financial Officer and Secretary

Richard  Miller           54        Director(1)(2)

Robert B. Fagenson        57        Director(1)

Kevin Walls               44        Director(2)


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

      Darryl J. Bergman, 38, has been our Chief Technology Officer since January 1997. From January 1991 to December 1996, Mr. Bergman served first as Software Developer and later as Software Project Leader at Harte-Hanks, a leading media and marketing firm, where he had senior responsibility for database applications software development for major accounts including Sony Corporation, Prudential Insurance, Cigna Health Care and others.

Summary of Cash and Certain Other Compensation

      The following table sets forth certain compensation paid by us during the fiscal years ended May 31, 2006, May 31, 2005 and May 31, 2004 to our President and Chief Executive Officer and our other most highly compensated executive officer (collectively, the "Named Executive Officers"):

                           Summary Compensation Table


Name and                                                                                                All Other
Principal Position                  Annual Compensation               Long Term Compensation          Compensation(1)
------------------                  -------------------               ----------------------          ---------------
                                                                    Securities
                             Year        Salary         Bonus       Underlying      Options (#)
                             ----       ---------       -----       ----------      -----------
Bruce Korman...............  2006       $ 250,000*                                     1,000,00       $      18,000(1)
     President and Chief     2005       $ 250,000*                                                    $      18,000(1)
     Executive Officer       2004       $ 180,000*                                    1,350,000       $      18,000(1)

Edmund King................  2006       $ 180,000                                                     $       9,000(1)
     Chief Financial         2005       $ 150,000                                                     $       9,000(1)
     Officer                 2004       $ 138,000                                                     $       9,000(1)


-------------------------
(1)   Represents paid additional benefits.

      * As of May 31, 2006 the Company owes Bruce Korman $290,874 in unpaid wages.

The following table discloses in

      The following table discloses information concerning stock options granted in the year ended May 31, 2006 to our Named Executive Officers.

Option Grants in Fiscal Year Ended May 31, 2006

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


Aggregated Option Exercises And Fiscal Year-End Option Values

      The following table sets forth information concerning the number of options owned by the Named Executive Officers and the value of any in-the-money unexercised stock options as of May 31, 2006. No options were exercised by any of the Named Executive Officers during the fiscal year ended May 31, 2006:


                          Number of Securities Underlying Unexercised                Value of Unexercised In-the-Money
                                    Options at May 31, 2006                             Options at May 31, 2006(1)
                        ----------------------------------------------      ---------------------------------------------------

Name                         Exercisable           Un-exercisable           Exercisable             Un-exercisable
----------------------- ----------------------- ---------------------- ---------------------- ----------------------------
Bruce Korman...........        2,350,000                  0                  $ 2,350,000                  $ 0

Edmund King............          750,000                  0                  $   750,000                  $ 0


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


----------------------------------------------------------------------------------------------------------------------------
Number of securities to be issued upon exercise    Weighted average of     Weighted average              Number of
        of options, warrants and rights            exercise price of       exercise price of       remaining  available for
                                                   outstanding options,    outstanding options,    future issuance under
                                                   warrants and rights     warrants and rights     equity compensation
                                                                                                     plans (excluding)
                                                                                                   securities reflected in
                                                                                                         column (a))
----------------------------------------------------------------------------------------------------------------------------
     Equity Compensation plans approved by                  4,624,000                 $1.00                 1,876,000
         Security holders..........................

     Equity Compensation plans not approved by
         Security holders..........................                --                    --                        --

              Total................................         4,624,000                 $1.00                 1,876,000
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

      As of May 31, 2006, we had outstanding short-term loans of an aggregate principal amount of $8,915 from Bruce Korman (and related parties), who is our Chief Executive Officer and Chairman of the Board of Directors. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of May 31, 2006, we were in arrears of $290,874 for the salary to Mr. Korman and owed $69,050 in accrued rent for our offices to Prime Financial Partners, a company in which Mr. Korman has a beneficial interest.

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

*3.1 Our Restated Certificate of Incorporation {Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*3.2 Our Bylaws {Exhibit 3.2 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*3.3 Certificate of Designation of Series A 8% Cumulative Convertible Preferred Stock {filed as Exhibit 3.1 (a) to our Form 10 QSB for the quarter ended August 31, 1999.
*3.4 Certificate of Designation of Series E Cumulative Convertible Preferred Stock {Exhibit 3.4 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*3.5 Certificate of Designation of Series F Cumulative Convertible Preferred Stock {Exhibit 3.5 to our Registration Statement on Form SB-2 (File No. 333-6436)}
3.6      Certificate of Designation of Series H Cumulative Convertible Preferred
         Stock
3.7      Certificate of Designation of Series I Cumulative Convertible Preferred
         Stock
3.8      Certificate of Designation of Series J Cumulative Convertible Preferred
         Stock
*4.1 Our Common Stock Certificate form {Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*4.2 Form of the Underwriter's Warrant Agreement, including Form of Warrant Certificate dated as of July 9, 1998 between us, Starr Securities, Inc. and GunnAllen Financial Inc. (the "Underwriters"){Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.1 Lease for our Facilities at 1422 -34 West 11th Street, Los Angeles Ca {Exhibit 10.1 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.2 Agreement dated November 22, 1996 between National Cash Processors Inc. and First Bancorp LP {Exhibit 10.2 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.3 Manufacturing and License Agreement dated January 17, 1997 between us and Geld Bearbeitungs Systeme GES.M.B.H.{Exhibit 10.3 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.4 Form of Employment Agreement between us and Bruce Korman {Exhibit 10.4 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.5 Employee Stock Option Plan {Exhibit 10.5 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.6 Form of Consulting Agreement between us and the Underwriters dated as of July 9, 1998 {Exhibit 10.6 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.7 Our Stock Purchase Agreement and Plan of Reorganization {Exhibit 10.7 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.9 Promissory Note issued to G.E. Capital Corp, Security Agreement and related Guarantees {Exhibit 10.9 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.10 Form of Bridge Notes and Bridge Warrant {Exhibit 10.10 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.11 Non-Executive Director Stock Option Plan {filed as Exhibit A to our Proxy Statement for its Annual Meeting held on June 21, 1999}.
23.      Consent of Vasquez & Company LLP, independent auditors
31.1     Certification
31.2     Certification
32.1     Certification pursuant to 18 U.S.C. Section 1350

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


                                               Fiscal Year Ended May 31,
                                             ----------------------------
                                                 2006            2005
                                             ------------    ------------
Audit Fees                                   $     55,000     $    92,000

Audit-Related Fees                                 27,000          18,000

Tax Fees                                            7,000           7,000

All other fees                                      3,000              --
                                             ------------    ------------

Total Fees Paid                              $     92,000    $    117,000
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



Signature                   Title                             Date
---------                   -----                             ----

/s/ BRUCE KORMAN            President,                        September 13, 2006
-----------------------     Chief Executive Officer
Bruce Korman                And Director
                            (Principal Executive Officer)


/s/ EDMUND KING             Chief Financial Officer
-----------------------     (Principal Financial Officer)     September 13, 2006
Edmund King


/s/ RICHARD MILLER          Director                          September 13, 2006
-----------------------
Richard Miller


/s/ ROBERT FAGENSON         Director                          September 13, 2006
-----------------------
Robert Fagenson


/s/ KEVIN WALLS             Director                          September 13, 2006
-----------------------
Kevin Walls