Form 10KSB/A
period 2006-05-31
CASH TECHNOLOGIES INC
filed 2006-09-14
CIK 1022964

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

      Healthcare Products and Stored Value Card

      The market for Claim-Remedi products can be divided into three segments: large providers (hospitals, institutions) small providers (physician practices) and payers (insurance companies, health plans, etc.). In each case our strategy is to partner with sales channels and leverage their existing relationships with clients to minimize our need to create and support a large direct sales force. Based on completed and pending events, we believe that strategy will prove to be a successful one for the distribution of Claim-Remedi products. As our products are software and web-based, expanded distribution is achievable without a corresponding increase in overhead.

      Claim-Remedi has contracted non-exclusively with several independent sales organizations ("ISOs") to sell and market its healthcare products, into the small physician market for which the ISOs receive a portion of the installation and recurring revenue generated by the products. We believe that through these channels, we have access to as much as a third of the 800,000 physicians in the U.S. Claim-Remedi also markets these products to institutional clients through resellers and we believe that this gives us access to most of the top hospitals and medical centers in the nation. Lastly, through direct marketing and our association with Affiliated Computer Services, Inc., we are marketing our products to payers.

      CashTechCard's debit card products are sold through several channels. We have successfully tested the cards in a southern California-based check cashing chain and have agreed to rollout the cards through the chain. We have also completed an agreement with a payment processor to distribute a private-labeled version of the card to be called the Greenback Card(TM). Our website created for the card, www.cashtechcard.com, will soon be used to market the card using internet marketing techniques. CashTechCard is in the final stages of launching a prepaid debit card in Europe, where the prepaid market is in its infancy. Distribution is expected to be accomplished through pending relationships with marketing channels that are already distributing prepaid insurance, phone and other products to millions of customers.

      CoinBank Machines

      Since inception, we have conducted only limited marketing activities and currently have no marketing resources and minimal support resources devoted to CoinBank activities.

      The CoinBank machine provides superior performance due to its proprietary technology. The machine determines a coin's denomination by electronically measuring its metal content rather than by weight and size. The proprietary technology, key aspects of which were issued a U.S. patent in 2001 (and have since been issued patents in Europe and elsewhere), outperforms competitive machines by separating out and returning all foreign debris and coins, improving reliability and accuracy. We are negotiating with potential acquirers of our coin machine technology.

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

      Customers can place orders by phone, fax and direct Electronic Data Interchange ("EDI"). After the sale of Tomco, in October, 2006, all operational activities of Tomco will cease.

      Claim-Remedi and CashTechCard Products

      Claim-Remedi's healthcare products compete in a large and highly competitive industry filled with products that have similar functionality to Claim-Remedi's products. Large healthcare data processors, such as WebMD,
McKesson, EDS, Perot Systems and others offer eligibility and claims clearinghouse capabilities that have similar capabilities as those offered by Claim-Remedi. Several companies offer claims scrubbers which have similar functionality to Claim-Remedi's Pro837 product. While we believe that Pro837 offers compelling advantages over these competing products, the competitors have significantly greater financial, marketing and other resources than we do and the successful marketing of their products may lessen or minimize the demand for Claim-Remedi's products. Claim-Remedi intends to compete successfully by combining Pro837 into bundled offerings that are well received by customers and thereby capturing a small percentage of the $1.5 trillion U.S. healthcare market, however there can be no assurance that Claim-Remedi will succeed in this endeavor.

      Similarly, the debit card and stored-value card products compete in a large debit and credit card industry filled with similar and substitute products.  Customers  may opt to  utilize  other  forms of  payment,  other card products or similar products marketed by other companies, rendering CashTechCard's cards obsolete. Other stored-value cards have nearly identical functionality to the CashTechCard products and may be more effectively marketed by companies with greater resources. CashTechCard intends to compete successfully by offering the state-of-the-art in card functionality, web-based and phone support, aggressive pricing and the utilization of existing sales channels, however there can be no assurance that CashTechCard will succeed in distributing a meaningful number of cards.

      Remanufactured Fuel Systems

      There are numerous small, family-owned remanufacturers servicing their local markets, however, there are only two national remanufacturers of fuel systems who compete with Tomco; Holley (a division of Coltec Industries) and Champion Parts, Inc., with whom we have an agreement to sell Tomco. Indirect competitors are the companies that supply carburetor rebuilding kits which allow the consumer to rebuild a carburetor. The larger carburetor kit suppliers are:
Walker Products, Tomco Inc. (St. Louis), Standard Motor Products, and Ace Electric. Tomco offers a 90-day warranty on all of its products. The Company does not have patents, trademarks, licenses or franchises.

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

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2006 and 2005, we had net sales of $8,028,226 and $5,718,886, respectively. Virtually all of our revenues for the fiscal year ended May 31, 2005 and onwards have been derived from our TAP subsidiary; however TAP operations do not constitute the principal operations that we intend to conduct in the future. We intend to focus on the healthcare and financial data processing products which are marketed by our Claim-Remedi, Claim-Remedi Services, Inc. subsidiary.

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

      As of May 31,2006, Cash Tech had working capital of $396,689 and available cash of $142,991. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of May 31,2006, we also owe $3,654,096 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which expired in November 2005. We have continued to pay G.E. in accordance with the terms of the expired note and we believe based on discussions with G.E. that another renewal will be executed; however we have no current arrangement or capability to repay G.E. its principal.

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

      The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). As of May 31,2006 we owed BFI approximately $2,097,292 including interest. From time to time, due to fluctuations in Tomco's cash flow, TAP has requested funds from the BFI credit facility at advance rates higher than BFI's contract rate. To date BFI has funded all such requests but is under no obligation to do so. In the event that BFI refuses to fund such requests in the future, TAP could be adversely affected and might not be able to pay its obligations timely causing temporary or permanent disruption in the company's operations. Following the sale and winding up of TAP's Tomco business, the BFI loan will be repaid.

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

      As of May 31,2006 TAP had had a carrying value of $8,436,161 for its inventory. In November 2004, at the time TAP's assets were purchased, an obsolescence reserve of $1,180,000 was established to cover potential inventory impairment due to low core inventory turnover. In future periods, additional impairment may be taken based on future carburetor sales. If TAP concludes that such impairment exists, this could give rise to a substantial expense and negatively impact TAP's financial results, however the impact of these issues will be diminished upon the expected sale of Tomco in October 2006.

Risks  Related to Our  Healthcare  Revenue  Management  and  Prepaid  Debit Card
Products

Competition in healthcare revenue management and prepaid debit card products is intense.

      Claim-Remedi's healthcare products compete with products offered by companies that are larger, better known and better capitalized than Claim-Remedi. Similarly, competition in the prepaid debit card market is intense and some competitors are larger and more established than CashTechCard. Claim-Remedi and CashTechCard may not be able to successfully compete with these companies in which event the companies might have to withdraw one or more of their products which would have a material adverse effect on Cash Technologies.

Claim-Remedi and CashTechCard are liable for the loss or misuse of personal information.

      Claim-Remedi, CashTechCard and their affiliates have custody of, or come into contact with, various types of personal information about consumers, their medical records and financial transactions. The company has taken steps to safeguard such information and requires that its suppliers safeguard such information, however, in the event such safeguards fail to prevent the loss or misuse of personal information, the companies might be liable for any damages caused thereby.

Claim-Remedi and CashTechCard are substantially dependent on third parties for data processing and customer support.

      Most data processing and customer support for Claim-Remedi's and CashTechCards' products is performed by third parties under various exclusive and non-exclusive contracts. This reduces infrastructure development costs and increases speed to market, however the failure of a third party to perform its duties or renew a service agreement could be materially detrimental to the companies.

Data processing margins generally decline as products become more mature.

      Data processing products usually become "commoditized" as they mature, with a corresponding reduction in profit margins. This is caused by a number of factors, including: Increased competition forcing lower prices; increased volumes creating economies of scale which permit lower prices by competitors, software development costs which are eventually fully amortized also permits lower prices, et al. There is no assurance that Claim-Remedi can generate enough growth in its sales to outpace these market forces.

CashTechCard has liability for debit card losses.

      Under CashTechCard's agreement with its card issuing bank, CashTechCard has liability for losses caused by card fraud and misuse. These losses are predicted based on historical statistics and compensating reserves are maintained by the issuing bank, however in the event that these losses were to increase due to unexpected behavior of a particular card program or cardholder group, CashTechCard would be adversely affected.

Risks Related to Our CoinBank Business

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

We may not successfully compete with our competitors.

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

      We are seeking to deploy certain products, such as debit cards, outside of the United States. To the extent that we are able to expand our operations and sales outside of the United States, we will be subject to the risks associated with international operations and sales, including economic and political instability, currency fluctuations, credit risks, shipping delays, customs duties, export quotas, foreign government regulations and other trade restrictions, any of which could have a significant impact on our ability to operate effectively outside of the United States or to deliver such products overseas to customers on a competitive and timely basis.

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

      On February 28, 2006, we completed an investment in ClaimRemedi, Inc., the licensor of certain healthcare software products marketed by our Claim-Remedi subsidiary. Under the terms of the investment, we have issued 350 shares of our Series K Convertible Preferred Stock to ClaimRemedi in exchange for 19.5% of the outstanding shares of ClaimRemedi. The Preferred Stock is convertible into shares of our common stock at any time at a conversion price of between $1.00 and $2.00 per share, determined at the time of conversion based on the market value of our common stock, which shall result in the issuance of between 1,750,000 and 3,500,000 shares of common stock. However, any conversion prior to February 28, 2008 shall be at a conversion price of $2.00 per share. The Preferred Stock accrues dividends at a rate of 4% per annum, which dividends are payable in cash or stock at our option. If certain performance criteria applicable to the license agreement between ClaimRemedi and our subsidiary are not met, ClaimRemedi has the right to buy back up to 50% of the ClaimRemedi Shares beginning 24 months after closing, and up to 100% of the ClaimRemedi Shares beginning 30 months after closing if the conditions have still not been met. Any such repurchase of ClaimRemedi Shares by ClaimRemedi may be made in cash or by the sale of the Preferred Stock back to us at the issue price.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, CashTechCard Systems, Inc. (formerly Cintelia Systems Inc.), a Delaware corporation,CT Holdings, LLC., a Delaware corporation of which we own 86.65%, Claim-Remedi Services, Inc. (formerly Heuristic Technologies, Inc.), a Delaware company, formed in May, 2004, to engage in healthcare data processing and debit card issuance and TAP Holdings, LLC (dba Tomco Auto Products), of which we own 89%, formed in November, 2004 to acquire certain assets and assume certain liabilities of Tomco Auto Products, Inc.

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

      In its projections, management has calculated a transaction fee based upon the use of the technology in health card and debit card products. The projected transaction fee is based upon management's analysis of the function of EMMA within the products of our subsidiaries.

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

      Although we will continue our word-of-mouth sales approach with respect to our remaining CoinBank machines, we intend to focus substantially all of our efforts and operations on the continued development and deployment of the Claim-Remedi and CashTechCard products.

      Revenues generated from CoinBank machines accounted for approximately 46% of net revenues for the fiscal year ended May 31, 2004 compared to 1% for the fiscal year ended May 31, 2005, with the balance involving software and licensing fees from our EMMA related services and Tomco. Although there can be no assurance, we anticipate that the revenue associated with processing fees derived from Claim-Remedi and CashTechCard transaction processing will become the primary source of our future revenues.

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

      Selling, general and administrative expenses for the year ended May 31, 2006, were $3,271,066 compared to expenses of $2,695,792 for the fiscal year 2005. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase was primarily due to Increases in license, consulting, and legal fees.

      Research and development expenses for the fiscal year ended May 31, 2006, was $150,000 compared to $155,679 for the fiscal year ended May 31, 2005. The decrease was the result of a reduction in programmer costs incurred.

      Depreciation and amortization expenses in fiscal year 2006 was $564,263 compared to $563,336 in fiscal 2005.

      Other Income for the fiscal year ended May 31, 2006 was $121,650 compared to $1,859,693 for the 2005 period. Income from forgiveness of debt in 2005 was compromised of forgiveness of certain debt and settlement of certain pending lawsuits of the Company and its subsidiaries.

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

                  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cash Technologies, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Cash Technologies, Inc. and Subsidiaries (the "Company") as of May 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cash Technologies, Inc. and Subsidiaries as of May 31, 2006 and 2005 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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


                                             /s/ VASQUEZ & Company LLP

Los Angeles, California
September 13, 2006.

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
                                                                              ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of Notes Payable  (Note 4)                                 $  3,482,287    $  3,288,465
Due to Officers and Directors                                                        8,915           8,915
Convertible debt (Note 5)                                                          514,176         472,975
Due to Stockholders (Note 5)                                                       120,750         270,750
Accounts payable                                                                   607,945         762,920
Accrued liabilities                                                                927,228         782,948
Dividend payable                                                                    50,416         128,589
Liabilities of business held for sale
   Accounts payable                                                              1,126,690       1,343,406
   Notes payable                                                                 2,321,207       1,984,860
   Accrued expenses and other current liabilities                                1,658,943         286,545
                                                                              ------------    ------------
      Total liabilities of business held for sale                                5,106,840       3,614,811

Total Current Liabilities                                                       10,818,557       9,330,373


Long-Term Notes Payable  (Note 6)                                                       --              --
                                                                              ------------    ------------

TOTAL LIABILITIES                                                               10,818,557       9,330,373
                                                                              ------------    ------------


COMMITMENTS & CONTINGENCIES (Notes 7 and 16)                                            --              --

MINORITY INTEREST (Note 14)                                                        (74,517)        (49,996)
MINORITY INTEREST OF BUSINESS HELD FOR SALE (Note 14)                              684,662         684,662
                                                                              ------------    ------------
     TOTAL MINORITY INTEREST                                                       610,145         634,666

STOCKHOLDERS' EQUITY (DEFICIENCY):  (Note 9)

Stockholder's equity of business held for sale
   Additional paid in capital                                                      910,000         910,000
   Accumulated equity                                                            4,966,785       5,612,515
                                                                              ------------    ------------
      Total stockholder's equity of business held for sale                       5,876,785       6,522,515


Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized,             10,625,812       4,195,812
647,515 and 647,093  shares issued and outstanding at May 31, 2006 and 2005

Common Stock, $0.01 par value, 35,000,000 shares authorized,                       346,445         183,300
23,035,964 and 20,635,964 issued and outstanding at May 31, 2006 and 2005

Additional Paid-In-Capital                                                      37,816,308      35,742,496
Accumulated Deficit                                                            (46,821,299)    (42,498,294)
                                                                              ------------    ------------

Total stockholders' equity                                                       7,844,050       4,145,828
                                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                       $ 19,272,753    $ 14,110,868
                                                                              ============    ============

                 See notes to consolidated financial statements

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                  FISCAL YEAR ENDED
                                                                                                    ENDED MAY 31,
                                                                                           2006                      2005
                                                                                        -----------               -----------

NET REVENUES BEFORE RECLASSIFICATION TO DISCONTINUED OPERATIONS) (Note 17)              $ 8,208,226*              $ 5,718,886*
                                                                                        ===========               ===========

NET REVENUES                                                                            $    55,007               $    61,662

COST OF REVENUES                                                                             32,064                    45,185
                                                                                        -----------               -----------

GROSS PROFIT (LOSS)                                                                          22,943                    16,477
                                                                                        -----------               -----------

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE                                                3,271,606                 2,695,791
RESEARCH AND DEVELOPMENT                                                                    150,000                   155,679
IMPAIRMENT ON COIN MACHINES                                                                                                --
DEPRECIATION & AMORTIZATION EXPENSE                                                         564,263                   563,336
                                                                                        -----------               -----------

OPERATING LOSS                                                                           (3,962,826)               (3,398,330)
                                                                                        -----------               -----------

OTHER INCOME (Note 14)                                                                     (121,650)               (1,859,693)

INTEREST EXPENSE                                                                            390,562                   153,345
                                                                                        -----------               -----------

LOSS BEFORE INCOME TAXES                                                                (4.231.838)                (1,691,982)
                                                                                        -----------               -----------

INCOME TAXES                                                                                  7,000                     4,000

MINORITY INTEREST (Note 13)                                                                 (24,521)                   26,795

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                 (4,263,359)                1,669,188

DISCONTINUED OPERATIONS (Note 17)
   NET REVENUES                                                                           8,153,219                 5,657,224
   COST OF REVENUES                                                                      (6,313,030)               (4,309,730)
   SELLING, GENERAL, & ADMINISTRATIVE EXPENSE                                            (2,309,953)               (1,735,612)
   OTHER INCOME                                                                                  --                   375,366
   INTEREST EXPENSE                                                                        (454,311)                 (226,789)
   MINORITY INTEREST                                                                             --                  (684,662)
   INCOME TAXES                                                                                  --                      (800)
   EXTRAORDINARY GAIN                                                                            --                 6,249,951
                                                                                        -----------               -----------
                                                                                           (824,075)                5,324,948

      EXTRAORDINARY GAIN ON BUSINESS HELD FOR SALE(Note 15)                                      --                        --
                                                                                        $(5,038,393)              $ 3,655,760
NET INCOME (LOSS)                                                                       -----------               -----------


Dividends & deemed dividends                                                            $   386,043               $ 1,135,700

Net income (loss) allocable to common
shareholders                                                                            $(5,424,436)              $ 2,520,060

Basic and diluted net income (loss) per share before extraordinary income               $     (0.26)              $     (0.24)

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
========================================================================================================================

                    CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           FISCAL YEAR ENDED MAY 31
                                                              2006           2005
                                                           ------------    ------------
OPERATING ACTIVITIES:
Net loss                                                   $ (5,038,393)   $  3,655,760
Adjustments to reconcile net loss to net cash used by
operating activities:
Minority interest                                               (24,521)        (26,796)
Amortization of capitalized software                            559,769         559,768
Gain on forgiveness of debt                                          --      (2,235,059)

Noncash compensation expense                                      3,308              --
Noncash operating expense                                       140,000

Depreciation expense                                              4,494           3,568

Impairment of CoinBank machines held for sale                        --              --

Changes in operating assets and liabilities:


Accounts receivable                                             (14,226)          2,383
Prepaid expenses and other current assets                       302,058         (11,071)

Other receivable                                                (76,649)             --
CoinBank machines held for sale                                  28,393          23,942
Other assets                                                   (324,223)         14,120
Accrued interest                                                285,023          93,553
Accounts payable                                               (154,974)        292,438
Change in net assets of business held for sale                1,330,392      (6,297,177)
Accrued expenses and other current liabilities                  144,280        (853,830)
                                                           ------------    ------------

Net cash used in operating activities                        (2,835,270)     (4,778,402)
                                                           ------------    ------------

INVESTING ACTIVITIES:


Purchase of property and equipment                               (1,120)         (7,098)
                                                           ------------    ------------


Net cash provided by (used in) investing activities              (1,120)         (7,098)
                                                           ------------    ------------

FINANCING ACTIVITIES:

Proceeds from conversion of warrants                                340         188,615
Net proceeds from issuance of preferred stock                   830,000         832,000
Proceeds from short-term debt                                        --         133,608
Proceeds from (repayments to) equity holder                          --         200,758
Repayments on short-term debt                                  (100,000)        (39,696)
Proceeds from sale of common stock                            2,084,794       3,551,875
                                                           ------------    ------------

Net cash provided by financing activities                     2,815,134       4,867,160
                                                           ------------    ------------

CHANGE IN CASH AND CASH EQUIVALENTS                             (21,256)         81,660

Cash and Cash Equivalents, Beginning of Year                    102,611          20,951
                                                           ------------    ------------

Cash and Cash Equivalents, End of Year                     $     81,355    $    102,611
                                                           ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Income taxes                                         $      7,000    $      4,800


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

     Conversion from convertible debt to common stock      $     50,000    $    250,024
     Conversion of preferred stock into common stock       $         --    $     12,500
     Conversion of notes payable to common stock           $     50,000

     Impairment of CoinBank machines                       $         --    $         --
     Issuance of common stock for services performed       $    143,308    $    390,000
     Dividends declared on preferred stock                 $    367,943    $    259,985
     Dividends paid on preferred stock with common stock   $         --    $  1,340,677

     Dividends paid via common stock                       $    446,116    $         --
     Deemed dividend on warrants issued                    $      8,515    $    875,715
     Conversion of shareholder warrants                    $         --    $    620,535

     Issuance of preferred stock                           $  5,500,000    $         --

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

      (b) Basis of Consolidation--The accompanying consolidated financial statements include the accounts of Cash Technologies, Inc. ( "CTI "), a Delaware corporation, and our wholly-owned subsidiaries, National Cash Processors, Inc. ( "NCP "), CashTechCard Systems, Inc. (formerly Cintelia, Inc.), CT Holdings, LLC, Claim-Remedi Services, Inc. (formerly Heuristic Technologies, Inc., TAP Holdings, LLC. and CoinBank Automated Systems ( "CAS ") together the "Company."
            CoinBank Automation Handels GmbH, Salzburg, Austria ("CoinBank Europe" or "CBE") was treated as a division of CoinBank Automated Systems during this period and was consolidated into CoinBank Automated Systems. All significant inter-company transactions and accounts have been eliminated in consolidation. CTI was incorporated in August 1995. In January 1996, a few of our affiliates exchanged their stock in NCP as part of a combination of entities under common control. CAS was incorporated in November 1995 Cintelia in December 2001, CT Holdings, LLC in June 2002, Claim-Remedi in May 2004 and Tap Holdings in November 2004. As of May 31, 2006 we own 86.35% of CT Holdings, LLC and 89% of TAP Holdings, LLC.

      (c) Business--The principal business activity of each entity is as follows: CTI is currently managing its subsidiary operations and providing EMMA and other software development resources to subsidiaries; Claim-Remedi Services, Inc. provides healthcare software and data processing; NCP is a full-service cash-processing entity providing sorting, counting and wrapping functions to cash-intensive businesses but is not currently operating; CAS offers self-service coin-counting machines. CBE functions as a European sales office for us and CashTechCard markets prepaid debit cards.

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

            As of May 31, 2006, the current EMMA asset is valued at $326,531, which reflects the costs incurred by us in developing the asset, as well as the net realizable value estimated in management's determination. Management believes that our estimates reflect our ability, based upon management's internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained commencing in the earlier half of 2006 calendar year, and will be obtained fully by the end of the calendar year 2007. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability of our subsidiaries to utilize the EMMA software.

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


NOTE 2 - INVENTORIES

                  As of May 31, 2006 inventories consist of the following:

                  Finished Goods                                $  1,510,569
                  Work in Process                                    668,548
                  Cores                                            6,172,709
                  Component Parts                                  1,264,335
                                                                ------------

                        Inventories at Standard Cost               9,616,161

                  Provision for Obsolescence                      (1,180,000)
                                                                ------------

                        Net Carrying Value of Inventories       $  8,436,161
                                                                ============

NOTE 3 - PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:


                                                       2006              2005
                                                    ----------       ----------
Transportation Equipment.......................     $   15,561       $   15,561
Computer equipment.............................        145,483          145,483
Office Equipment...............................          2,061            2,061
Other equipment ...............................         32,134           32,134
                                                    ----------       ----------
      Total Property and Equipment.............     $  195,239       $  195,239
      Less Accumulated Depreciation............        149,718          144,155
                                                    ----------       ----------
                                                    $   45,521       $   51,084
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

In 1997, we entered into a credit  agreement with G.E.
Capital  Corporation,  or G.E.  Capital,  pursuant  to
which  we  borrowed  $5,500,000  for the  purchase  of
CoinBank  component  equipment,  working  capital  and
general  corporate  purposes.  Due to our inability to
repay G.E. Capital on the original terms, on September
29,  2000 we entered  into the first of  several  loan
modifications  with G.E. The most recent  modification
requires  interest-only payments at a rate of 9.5% and
the  entire  unpaid  balance  is  due at  maturity  in
November,  2005. We do not have sufficient  capital to
repay  this  debt.  We have  continued  to pay G.E. in
accordance  with  the  terms  of the  expired note and
believe  based on  discussions with  G.E. that another
renewal will be executed.  We  have no current plan or
capability to repay G.E. its principal.
As of May 31, 2006, we owed G.E. Capital  $3,683,045,
Which includes  the  principal,  financing  fees and
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
                                                         ==========   ==========

NOTE 5 - CONVERTIBLE DEBT


                                                    Additions     Adjustments
                                                    6-1-05 to      6-1-05 to
         Description             Bal. @ 6/01/05      5/31/06        5/31/06      Bal. @ 5/31/06
         ------------            --------------    ----------     -----------    --------------

Convertible Debt--Principal LT   $      335,012                   $              $      335,012
Convertible Debt--Interest              137,963        41,201                           179,164
Convertible Debt--Stockholders          270,750                      (150,000)          120,750
                                 --------------    ----------     -----------    --------------

         Totals                   $     743,975    $   41,201      $ (150,000)   $      634,926
                                  =============    ==========      ==========    ==============


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

NOTE 6 - LONG-TERM DEBT

      As of May 31, 2006 long term debt consists of the following:

      Note Payable - Truck (a)                                $   9,422
      Note Payable - Unsecured (b)                               13,735
                                                              ---------
                                                                 23,157
     Less: Current Maturities                                   (18,488)
                                                              ---------

     Total                                                    $   4,669
                                                              =========

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

On February 28, 2006, we completed an investment in ClaimRemedi, Inc., the licensor of certain healthcare software products marketed by our Claim-Remedi subsidiary. Under the terms of the investment, we have issued 350 shares of our Series K Convertible Preferred Stock to ClaimRemedi in exchange for 19.5% of the outstanding shares of ClaimRemedi. The Preferred Stock is convertible into shares of our common stock at any time at a conversion price of between $1.00 and $2.00 per share, determined at the time of conversion based on the market value of our common stock, which shall result in the issuance of between 1,750,000 and 3,500,000 shares of common stock. However, any conversion prior to February 28, 2008 shall be at a conversion price of $2.00 per share. The Preferred Stock accrues dividends at a rate of 4% per annum, which dividends are payable in cash or stock at our option. If certain performance criteria applicable to the license agreement between ClaimRemedi and our subsidiary are not met, ClaimRemedi has the right to buy back up to 50% of the ClaimRemedi Shares beginning 24 months after closing, and up to 100% of the ClaimRemedi Shares beginning 30 months after closing if the conditions have still not been met. Any such repurchase of ClaimRemedi Shares by ClaimRemedi may be made in cash or by the sale of the Preferred Stock back to us at the issue price.

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

On April 18, 2005, the Company agreed to pay 50 shares with a $500,000 stated value of Series J Preferred Stock to ClaimRemedi, Inc., a vendor of the Company's Claim-Remedi Services, Inc. subsidiary, in exchange for a discount not to exceed $1,000,000 on future transaction fees to be paid by Claim-Remedi to ClaimRemedi under the existing license agreement between the two companies. The Series J Preferred Stock shall be convertible to common stock at any time at the then current market price of the Company's common stock, with a floor of $1.00 per share and a ceiling of $3.00 per share, but has agreed not to sell any such common stock until after the earlier of Claim-Remedi achieving 5,000,000 transactions per quarter for 4 consecutive quarters or an aggregate of 25,000,000 transactions under the license agreement. In the event that Claim-Remedi never achieves the transaction benchmarks prior to the termination of the license agreement, ClaimRemedi shall return the securities to the Company or repay the value thereof. The Company recorded this transaction as a prepaid asset.

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

On May 2, 2005, the Company issued 25 shares with a $250,000 stated value of Series I Preferred Stock to the Chief Executive Officer, Ray Pedden, of Claim-Remedi Technologies. The Series I Preferred Stock shall be convertible to common stock at any time after the second anniversary following the close of the transaction, at the then current market price of the Company's common stock with a floor of $2.00 per share and a ceiling of $3.00 per share. The Company recorded this transaction as a prepaid asset.

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


                                                                      2006          2005
                                                                 ------------   ------------

      Net Income (Loss)
      -----------------
            As Reported......................................    $(5,038,393)     $ 2,520,060
            Pro Forma........................................    $(4,809,693)     $ 1,839,863

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
===============                                       ===============
-----------------------------------------------------------------------------------------

NOTE 11 - SEGMENT REPORTING

We operate through four business segments: Claim-Remedi Services, Inc., CashTechCard Systems, Inc., TAP Holdings, LLC (aka "Tomco"), and CoinBank machine-related activities. We sell CoinBank self-service coin counting machines through existing equipment distribution channels.

Information on our business segments for the fiscal years ended May 31,

                                    2006         2005
                                 ----------   ----------
Net Revenues and Sales:
  CoinBank machines              $   35,635       61,662
  EMMA                                   --           --
  Claim-Remedi                        5,257           --
  Unallocated                        14,114           --
                                 ----------   ----------

                                 $   55,006   $   61,662
                                 ==========   ==========

                                                    2006           2005
                                                -----------    -----------

Interest expense
  CoinBank machines                                      --             --
  EMMA                                                   --             --
  Claim-Remedi                                           --             --
  Unallocated                                       390,562        153,345
                                                -----------    -----------
                                                    390,562        153,345
                                                ===========    ===========
Depreciation & Amortization
  CoinBank machines                                      --             --
  EMMA                                              559,767        559,768
  Claim-Remedi                                           --             --
  Unallocated                                         4,496          3,568
                                                -----------    -----------
                                                    564,263        563,336
                                                ===========    ===========

Segment profit (loss)
  CoinBank machines                                (255,757)        96,626
  EMMA                                                   --             --
  Claim-Remedi                                   (1,257,791)      (605,854)
  Unallocated                                    (3,524,845)    (4,277,661)
                                                -----------    -----------
                                                 (5,038,393)     3,768,433
                                                ===========    ===========

Net identifiable assets:
  CoinBank machines                                 615,260        753,744
  EMMA                                              326,531        886,300
  Claim-Remedi                                           --             --
  Unallocated                                    18,330,962     12,470,823
                                                -----------    -----------
                                                 19,272,753     14,110,867
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

                                           Assets purchased &
                                           liabilities assumed
                                               Nov. 5, 2004
                                             ---------------
Assets

     Cash                                    $       116,565
     Accounts receivable                     $     1,968,276
     Accounts receivable other               $        55,815

     Inventory                               $     9,650,225
     Less: inventory reserve                 $    (1,180,000)

     Prepaid expenses                        $       372,367
     Other assets                            $        18,230
                                             ---------------

Total Assets                                 $    11,001,478
                                             ===============

Liabilities

     Accounts payable                        $     1,568,358
     Warranty reserve                        $       202,490
     Accrued expenses                        $       480,679

                                             ---------------

Total Liabilities                            $     2,251,527
                                             ---------------

Net Assets                                   $     8,749,951

Purchase price                               $     2,500,000
                                             ---------------

Extraordinary gain                           $     6,249,951
                                             ===============

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

During the 2nd quarter ending November 30, 2006, the Company will have finalized the Tomco sale to Champion Parts, Inc. for up to $11 million; $1.5 million in cash and up to $9.5 million in a note payable as a percentage of Champion's sales over a maximum of 11 years. The transaction is expected to generate $1,000,000 of income.

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

ITEM 8B OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The following table sets forth information regarding our directors and executive officers:


Name                     Age        Position
Bruce R. Korman           47        President, Chief Executive Officer and
                                    Chairman of the Board

Edmund King               42        Chief Financial Officer and Secretary

Richard  Miller           54        Director(1)(2)

Robert B. Fagenson        57        Director(1)

Kevin Walls               44        Director(2)

Robin Richards            47        Director(1)


--------------
(1)   Compensation Committee member.
(2)   Audit Committee member.

      Bruce Korman has been our President, Chief Executive Officer and Chairman of the Board of Directors since our inception, and has served in the same capacities at our wholly-owned subsidiaries, since their inception. Previously, Mr. Korman was a principal and general partner in a series of real estate limited partnerships engaged in the development, construction and management of multi-family housing projects in Southern California.

      Edmund King has served as Chief Financial Officer and Secretary for Cash Technologies since December 11, 2000. Mr. King served as financial and operations consultant for numerous manufacturing, entertainment and e-commerce companies from 1998-2000. He also served as Vice-President and Chief Financial Officer of UStel, Inc. between 1997-1998, controller for ITT Fluid Technology Corporation between 1989-1992, as well as a financial analyst for Trouver Capital Partners from 1994-1997.

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

      Robin Richards has been a director since October, 2005. He is currently Chairman and CEO of Notification Technologies, Inc., a privately held company that provides school-to-parent communication services throughout the U.S. Previously, he was CEO of Vivendi Universal Net USA ("VUNet USA"), a subsidiary of Vivendi Universal. VUNet USA operated MP3.com, Inc., Flipside Network, Moviso, a leading wireless service provider and VUNet USA Technologies, a leading internet distribution infrastructure provider. Prior to his position at VUNet USA, Mr. Richards was the founding president, chief operating officer and a director of MP3.com, Inc., involved in all aspects of that company's operations, its IPO and ultimate sale to Vivendi Universal. Additionally, Mr. Richards served as managing director of Tickets.com, Inc. and was founder and CEO of Lexi International, a tele-services and database management company. Mr. Richards served on the Board of Cash Technologies previously from 1999 through 2001.

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

      In addition, our board of directors has established a Compensation Committee, currently comprised of Robert Fagenson, Richard Miller and Robin
Richards. All of the members of the Compensation Committee are independent directors. The Compensation Committee administers our Employee Stock Option Plan and negotiates and approves employment agreements with our executive officers.

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

      Joseph Tumbarello, 48, has been the COO of our CashTechCard Systems, Inc. subsidiary since May, 2006. He previously held the same position with CashTechCard's predecessor, Heuristic Technologies, Inc. From 1997 to 2002 Mr. Tumbarello was V.P. General Manager of First Data Merchant Services and later CFO of CardService International, both units of First Data Corporation. From 1990 to 1997 he was V.P. Strategic Planning for Showtime Networks, a division of Viacom, Inc. and from 1982 to 1990 he was Manager, Finance and Analysis for HBO.

      Raymond Pedden, 54, has been Chief Technology Officer of our Claim-Remedi Services, Inc. subsidiary (formerly Heuristic Technologies, Inc.) since August, 2004. Mr. Pedden is a recognized expert in healthcare operations management, information systems and product development. From 2001 to 2003 Mr. Pedden was CEO of Heuristic Technologies, LLC. From 1999 to 2001 Mr. Pedden was Executive Vice President of Health eConnex, Inc. From 1997 - 1999 he was the Chief Technology Officer for Imperial Technology Solutions, a division of Imperial Bank. From 1994 - 1995, he was the Executive Director for the Camino Medical Group in Sunnyvale, California. From 1989 - 1994, Mr. Pedden was the Director of Business Operations at the Stanford University Clinic. From 1986 - 1988, Mr. Pedden was the Chief Operating Officer for Health Care Alternatives, Inc. From 1983 - 1984, he was the Assistant Dean for Fiscal Affairs at the University of California, San Diego School of Medicine and Executive Director, UCSD Medical Group. Mr. Pedden has served on the faculties of The University of North Dakota and the University of California, San Diego.

      Scott Bayer, 45, has been the Vice President of Client Development for our Claim-Remedi Services, Inc. subsidiary since November, 2005. Mr. Bayer has over 20 years of experience in healthcare informatics sales. From 2004 to 2005 he was National Vice President of Sales for Per-Se Technologies. Previously he held executive sales positions at MedTek Management, Everest Technologies (now SAIC) and Logos Healthcare Systems.

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


Aggregated Option Exercises And Fiscal Year-End Option Values

      The following table sets forth information concerning the number of options owned by the Named Executive Officers and the value of any in-the-money unexercised stock options as of May 31, 2006. No options were exercised by any of the Named Executive Officers during the fiscal year ended May 31, 2006:


                          Number of Securities Underlying Unexercised                Value of Unexercised In-the-Money
                                    Options at May 31, 2006                             Options at May 31, 2006(1)
                        ----------------------------------------------      ---------------------------------------------------

Name                         Exercisable           Un-exercisable           Exercisable             Un-exercisable
----------------------- ----------------------- ---------------------- ---------------------- ----------------------------
Bruce Korman...........        3,350,000                  0                  $ 3,350,000                  $ 0

Edmund King............          750,000                  0                  $   750,000                  $ 0


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

      At our Annual Meeting of Stockholders held on June 21, 1999, our stockholders approved an amendment to the 1996 Employee Stock Option Plan to increase the number of shares available for issuance from 557,887 to 775,887 shares. On January 5, 2004 the plan was increased by 2,725,000 shares to 3,500,887.

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

      On June 20, 2005, the stockholders approved another amendment to the Director Plan. Under the amendment the number of shares was increased to 1,000,000 and each director received an additional 50,000 options at an exercise price of $1.20.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of May 31, 2006 with respect to each executive officer and director, all directors and officers as a group and the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by us to be the beneficial owner of more than five percent of our common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days from May 31, 2005, upon the exercise of options, warrants or convertible securities. At May 31, 2005, there were 18,374,346 shares of common stock outstanding.


      Name and Address of                     Amount and Nature               Percentage of Shares
    Beneficial Owners(1)(2)              of Beneficial Ownership (2a)          Beneficially Owned
    -----------------------              ----------------------------          ------------------

Bruce Korman (3)                                 3,866,267                          12.47%

Richard Miller (4)                                 856,657                           2.76%

Robert B. Fagenson (5)(6)                          271,126                            .87%

Kevin Walls (7)                                    336,927                           1.09%

Eric Butlein (8)                                 3,533,130                          11.40%

Edmund King (9)                                    750,000                           2.42%

Darryl Bergman (10)                                500,000                           1.61%

Willi Muhr (11)                                    200,000                            .65%

Peter & Irene Gauld (12)                         1,755,860                           5.66%

Robin Richards                                     180,000                            .58%
                                                ----------                          -----
All directors and executive officers
as a group (persons)(1)(2)(3)(4)(5)(6)
(7)(8)(9)(10)(11)(12)                           12,249,967                          39.51%
                                                ==========                          =====

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

(3) Includes 516,267 shares owned by First Bancorp L.P. Mr. Korman is a limited partner of First Bancorp L.P. and the President of the general partner of First Bancorp L.P. Also includes 3,350,000 shares subject to outstanding exercisable employee options.

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

(6) Includes 117,188 shares issuable upon the conversion of warrants exercisable at $0.01 per share with a term of 7 years, approved by the Board of Directors in lieu of repayment of a $75,000 loan from Mr. Fagenson to the Company. Any of such warrants can be redeemed at any time for a cash payment from the Company of $0.65 per warrant share.

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

(9)   Includes 750,000 shares subject to options.

(10)  Includes 500,000 shares subject to options.

(11)  Includes 200,000 shares subject to options.

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
----------------------------------------------------------------------------------------------------------------------------


Certain Reports

      Other than the individuals disclosed below, during the fiscal year ended May 31, 2005, based upon the information and reports received by us, other than one of our shareholders as described below, no Director, officer of beneficial owner of more than ten percent of the Corporation's Common Stock (which is the only class of securities of the Corporation registered under Section 12 of the Securities Exchange Act of 1934 (the "Act"), (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. Mr. Butlein one of our shareholders failed to timely file reports on forms 3, 4, 5 commencing in January 2001. The Corporation was not subject to the reporting requirements under the Act prior to its initial public offering in July 1998.

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

      As of May 31, 2006, we had outstanding short-term loans of an aggregate principal amount of $8,915 from Bruce Korman (and related parties), who is our Chief Executive Officer and Chairman of the Board of Directors. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of May 31, 2006, we were in arrears of $290,874 for salary to Mr. Korman and owed $69,050 in accrued rent for our offices to Prime Financial Partners, a company in which Mr. Korman has a beneficial interest.

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

*3.1 Our Restated Certificate of Incorporation {Exhibit 3.1 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*3.2 Our Bylaws {Exhibit 3.2 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*3.3 Certificate of Designation of Series A 8% Cumulative Convertible Preferred Stock {filed as Exhibit 3.1 (a) to our Form 10 QSB for the quarter ended August 31, 1999.
*3.4 Certificate of Designation of Series E Cumulative Convertible Preferred Stock {Exhibit 3.4 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*3.5 Certificate of Designation of Series F Cumulative Convertible Preferred Stock {Exhibit 3.5 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*3.6     Certificate of Designation of Series H Cumulative Convertible Preferred
         Stock
*3.7     Certificate of Designation of Series I Cumulative Convertible Preferred
         Stock
*3.8     Certificate of Designation of Series J Cumulative Convertible Preferred
         Stock
*4.1 Our Common Stock Certificate form {Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*4.2 Form of the Underwriter's Warrant Agreement, including Form of Warrant Certificate dated as of July 9, 1998 between us, Starr Securities, Inc. and GunnAllen Financial Inc. (the "Underwriters"){Exhibit 4.1 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.1 Lease for our Facilities at 1422 -34 West 11th Street, Los Angeles Ca {Exhibit 10.1 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.2 Agreement dated November 22, 1996 between National Cash Processors Inc. and First Bancorp LP {Exhibit 10.2 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.3 Manufacturing and License Agreement dated January 17, 1997 between us and Geld Bearbeitungs Systeme GES.M.B.H.{Exhibit 10.3 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.4 Form of Employment Agreement between us and Bruce Korman {Exhibit 10.4 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.5 Employee Stock Option Plan {Exhibit 10.5 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.6 Form of Consulting Agreement between us and the Underwriters dated as of July 9, 1998 {Exhibit 10.6 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.7 Our Stock Purchase Agreement and Plan of Reorganization {Exhibit 10.7 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.9 Promissory Note issued to G.E. Capital Corp, Security Agreement and related Guarantees {Exhibit 10.9 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.10 Form of Bridge Notes and Bridge Warrant {Exhibit 10.10 to our Registration Statement on Form SB-2 (File No. 333-6436)}
*10.11 Non-Executive Director Stock Option Plan {filed as Exhibit A to our Proxy Statement for its Annual Meeting held on June 21, 1999}.
23.      Consent of Vasquez & Company LLP, independent auditors
31.1     Certification
31.2     Certification
32.1     Certification pursuant to 18 U.S.C. Section 1350

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