Form 10QSB
period 2006-08-31
CASH TECHNOLOGIES INC
filed 2006-10-20
CIK 1022964

`
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED AUGUST 31, 2006

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

On October 18, 2006, there were 20,887,143 shares of common stock, $ .01 par value per share, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

CASH TECHNOLOGIES, INC.
FORM 10-QSB

INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	August 31, 2006	May 31, 2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$85,419	$81,355
Accounts receivable	15,890	14,226
Prepaid expenses and other current assets	192,135	185,986
Other receivable (net of allowance $50,000)	108,535	104,684
Inventory (net of allowance $1,180,000) (Note 2)	-	-
Assets of discontinued operations
Cash	9,631	61,636
Accounts receivable	2,244,371	2,095,107
Prepaid expenses and other current assets	222,830	231,422
Inventory (net of allowance $1,180,000) (Note 2)	8,350,891	8,436,161
Property and equipment, net	14,136	15,261
Other assets	109,756	144,038
Total assets of discontinued operations	10,951,615	10,983,625

Total Current Assets	11,353,594	11,369,876

CoinBank machines held for sale (Note 1(n))	609,890	609,890

PROPERTY AND EQUIPMENT (net) (Note 3 )	29,136	30,260

CAPITALIZED SOFTWARE COSTS (Note 1(n))	186,589	326,531

CDHC PREFERRED STOCK (Note 10)	900,901	900,901

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

BIPS PREFERRED STOCK	2,000,000	2,000,000

OTHER ASSETS	535,295	535,295
TOTAL ASSETS	$19,115,406	$19,272,753

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 4)	3,482,287	3,482,287
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 5)	511,645	514,176
Due to Shareholders (Note 5)	129,665	120,750
Accounts payable	645,530	607,945
Accrued liabilities	1,456,199	927,228
Bank overdraft	-	-
Dividend payable	105,416	50,416
Liabilities of discontinued operations
Accounts payable	1,153,437	1,126,690
Notes payable	2,270,051	2,321,207
Accrued expenses and other current liabilities	1,803,181	1,658,943
Total liabilities of discontinued operations	5,226,669	5,106,840
Total Current Liabilities	11,566,326	10,818,557

Long-Term Notes Payable (Note 6)	75,000	-

TOTAL LIABILITIES	11,641,326	10,818,557

COMMITMENTS & CONTINGENCIES (Note 7)		-

MINORITY INTEREST	(80,567)	(74,517)
MINORITY INTEREST OF DISCONTINUED OPERATIONS	684,662	684,662
TOTAL MINORITY INTEREST	604,095	610,145

STOCKHOLDERS' EQUITY (DEFICIENCY): (Note 6)
Stockholder's equity of discontinued operations
Additional paid in capital	910,000	910,000
Accumulated equity	4,113,581	4,966,785
Total stockholder's equity of discontinued operations	5,023,581	5,876,785

Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized,	10,825,812	10,625,812
647,515 and 647,093 shares issued and outstanding at May 31, 2006 and 2005

Common Stock, $0.01 par value, 35,000,000 shares authorized,	454,029	346,445
23,035,964 and 20,635,964 issued and outstanding at May 31, 2006 and 2005
-
Additional Paid-In-Capital	38,543,239	38,262,424
Accumulated Deficit	(47,976,676)	(47,267,415)

Total stockholders' Equity	6,869,985	7,844,050

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$19,115,406	$19,272,753

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	August 31,	August 31,
	2006	2005

NET REVENUES BEFORE RECLASSIFICATION OF DISCONTINUED OPERATIONS	$1,866,493	$1,877,501

NET REVENUES	$34,592	$15,664
COST OF REVENUES	19,511	10,383

GROSS PROFIT (LOSS)	15,081	5,281

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	839,638	818,690
RESEARCH AND DEVELOPMENT	37,500	37,500
IMPAIRMENT ON COIN MACHINES	-	-
DEPRECIATION & AMORTIZATION EXPENSE	141,066	141,066

OPERATING LOSS	(1,003,122)	(991,975)

OTHER INCOME (Note 14)	-	-

INTEREST EXPENSE	99,092	97,898

LOSS BEFORE INCOME TAXES	(1,102,214)	(1,089,873)

INCOME TAXES	2,400	4,800

MINORITY INTEREST (Note 13)	22,754	6,262

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,081,859)	(1,088,411)

DISCONTINUED OPERATIONS
NET REVENUES	1,831,901	1,861,837
COST OF REVENUES	(1,249,929)	(1,336,380)
SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	(611,940)	(624,867)
INTEREST EXPENSE	(121,874)	(98,768)
EXTRAORDINARY LOSS ON DIS OPERATIONS	(151,842)	(198,178)

NET INCOME	$(1,233,701)	$(1,286,589)

Dividends & deemed dividends	$55,000	$50,415

Net income (loss) allocable to common shareholders	$(1,288,701)	$(1,337,004)

Basic and diluted net income (loss) per share	$(0.06)	$(0.08)

Basic and diluted weighted average shares of common
stock outstanding	20,887,143 / 31,519,950	17,106,973

See notes to consolidated financial statements.

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	August 31,	August 31,
	2006	2005

OPERATING ACTIVITIES:
Net loss	$(1,233,701)	$(1,286,589)
Adjustments to reconcile net loss to net cash used by
operating activities:
Minority interest	(22,753)	(6,262)
Amortization of capitalized software	139,942	139,943
Depreciation expense	1,124	952

Changes in operating assets and liabilities:

Accounts receivable	(1,664)	(28,035)
Prepaid expenses and other current assets	(6,149)	(71,965)
Other receivable	(3,851)	-
CoinBank machines held for sale	-	9,289
Other assets	-	119,490
Accrued interest	6,384	(91,143)
Accounts payable	37,585	(236,067)
Change in net assets of discontinued operations	-	424,727
Accrued expenses and other current liabilities	528,750	101,856
Net cash used in operating activities	(554,336)	(923,804)

INVESTING ACTIVITIES:

Net acquisition cost of Tomco
Purchase of property and equipment	-	(2,189)

Net cash provided by (used in) investing activities	-	(2,189)

FINANCING ACTIVITIES:

Net proceeds from issuance of preferred stock	200,000	-
Proceeds from Long-term debt	75,000	-
Repayments on short-term debt	-	(100,000)
Repayments on long-term debt	-	(867)
Proceeds from sale of common stock	283,400	1,000,000

Net cash provided by financing activities	558,400	899,133

CHANGE IN CASH AND CASH EQUIVALENTS	4,064	(26,860)

Cash and Cash Equivalents, Beginning of Year	81,355	163,627

Cash and Cash Equivalents, End of Year	$85,419	$136,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income taxes	$2,400	$4,800

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Loss on operations of discontinued operations	$(151,839)	$(198,178)
Dividends declared on preferred stock	$55,000	$50,415

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

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2006 and the results of operation and cash flows for the three-month periods ended August 31, 2006 and August 31, 2005. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2006, filed with the SEC. The results of operations for the three-month period ended August 31, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

Technological feasibility of the Company’s EMMA technology was achieved in September of 1999, and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $37,500 for the three month period ended August 31, 2006.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software to five years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the quarter ended August 31, 2006, we amortized an additional $139,942 of capitalized software.

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

The second high risk development issue was obtaining independent ATM certification for our new messaging architecture. In order to process EFT network transactions, the software being developed has to be certifiable by one of the major authorized EFT networks (such as Star, etc.) for interfacing with the global EFT network. We partnered with a third-party ATM software provider to assist in these efforts, instead of developing the software for this step ourselves. This significantly reduced our costs to complete this high risk development step because we were able to incorporate and modify the third party’s software, which had been previously certified, and re-certify it rather than develop our own similar software from scratch. A per-transaction license fee will be paid by us to the third party when the system starts generating transactions, thereby further reducing development costs. Certification was obtained in August of 1999 and the EMMA software was then deemed feasible.

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

NOTE 2. COMMITMENTS AND CONTINGENCIES

In February 2003 Abraham Mirman of Samson Consulting Corp. was hired, interalia, to provide consulting services and arrange financing for us. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of our stock; either party had the right to terminate after one month for any reason. Shortly thereafter, we terminated the agreement for Samson's failure to perform. In July 2004, Mirman initiated an arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson was owed $600,000 in damages plus costs. In June 2005, an arbitrator awarded Sampson $100,000 in unpaid fees, $21,650 in statutory interest through July 20, 2005 and no attorney fees or costs. Subsequently, we initiated a lawsuit against Mirman in California, alleging that he failed to provide financing promised in February, 2003, causing damages in excess of $400,000. In February 2006, both parties agreed to settle all outstanding claims without any funds exchanged; i.e. we have dismissed our California lawsuit and Samson has vacated its New York judgment

In 2001 we delivered stock certificates representing 700,000 shares to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. Thereafter the escrow agent, an attorney, passed away and we were never able to recover the certificates. In August, 2004 it came to our attention that a party was attempting to transfer 450,000 of the 700,000 shares. We immediately initiated a lawsuit in New York to prevent the transfer of the shares and have them retired. In December, 2004, we reached a tentative settlement in which the shares would be returned to us without any exchange of money. We intend to similarly pursue the recovery of the remaining 250,000 shares, however in the event that we cannot achieve a satisfactory outcome in such effort, or in the event that the pending settlement is not consummated for any reason, some or all of these shares may be treated as outstanding and our Stockholders' Equity line item would have to be adjusted to reflect such additional shares.

NOTE 3: STOCKHOLDERS EQUITY

In the fiscal quarter ended August 31, 2006, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 280,575 shares of the Company's Common Stock for gross proceeds of $283,400. In addition the Company issued 282,500 five year Common Stock purchase warrants with exercise prices ranging from $1.50 to $2.50.

During the fiscal quarter ended August 31, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 20 shares of preferred stock for gross proceeds of $200,000 to four existing shareholders. The Preferred Stock shall, for a period of seven years, be convertible into Units, each consisting of 4 five-year Warrants to purchase common stock at the rate of one unit for each dollar invested. In each Unit, 2 Warrants shall be exercisable at $2.00 per share, 1 Warrant shall be exercisable at $1.50 per share and 1 Warrant shall be exercisable at $2.00 per share. The Preferred Stock shall earn dividends at 8% per annum, payable quarterly in cash or common stock at the Company's option. If paid in common stock, the stock price shall be the lower of the Market Price or $1.37 per share. Market Price is defined as the average of the closing prices of the common stock for the 10 consecutive trading days immediately preceding the dividend due date.

Subsequent to the fiscal quarter ended August 31, 2006, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 79,000 shares of the Company's Common Stock for gross proceeds of $83,200. In addition the Company issued 79,000 five year Common Stock purchase warrants with exercise prices ranging from $2.00 to $2.50.

NOTE 4: RELATED PARTY TRANSACTIONS

As of August 31, 2006, we were in arrears $286,849 for salary to Mr. Korman, $47,935 in expense reimbursements and owed $96,995 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest. In addition, Mr. King has loaned $53,000 and Mr. Korman has loaned $25,000 to the Company during the quarter.

NOTE 5: SHORT-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The General Electric loan is secured by certain of our CoinBank machines. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which expired in November 2005. We have continued to pay G.E. in accordance with the terms of the expired note and believe based on discussions with G.E. that another renewal will soon be executed. We have no current plan or capability to repay G.E. its principal. As of August 31, 2006, we owed $3,654,096 including principal and financing fees.

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

Since July 31, 2001, 41 out of 48 noteholders have converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each warrant previously held. The remaining 7 notes are in default of their original or restructured terms. As of August 31, 2006, we owed $511,645 in principal interest to the 7 remaining noteholders.

In May 2003 we completed a private placement offering with a stockholder consisting of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable Warrants to purchase 100,000 shares of common stock. The note is convertible into common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at $1.00 per share. At that time we also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2008. This note was converted on September 11, 2006 and will be reclassified into equity.

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

The Company’s subsidiary TAP Holdings, LLC, which owns and operates Tomco Auto Products, has an asset based revolving line of credit. On August 31, 2006, the balance on the line of credit was approximately $2,265,359, including interest. The line of credit is secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). From time to time, due to fluctuations in Tomco's cash flow, TAP has requested funds from the line of credit at advance rates higher than the contract rate. To date the lender has funded all such requests but is under no obligation to do so. In the event that the lender refuses to fund such requests in the future, TAP could be adversely affected and might not be able to pay its obligations timely causing temporary or permanent disruption in the company's operations.

NOTE 6: LONG-TERM DEBT

As of August 31, 2006 long term debt consists of the following:

Note Payable - Truck (a)	$8,250
---------

Less: Current Maturities	4,692
---------

Total	$3,558

(a) The note, which is collateralized by a security interest in a truck, is payable in monthly installments of $450, including interest at 7.49% per annum.

NOTE 7: STOCK BASED COMPENSATION

All stock options issued to employees have an exercise price not less than the fair market value of our common stock on the date of grant, and in accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in our financial statements. If the compensation had been determined based on the fair market value of the stock option on their dates of grant in accordance with SFAS 123 and SFAS 148, our net loss and loss per share for the three and six-month periods ended August 31, 2006 and August 31, 2005, would have been increased to the pro forma amounts presented below:

	FOR THREE MONTHS
	ENDED AUGUST 31,
	2006	2005

Net Income (Loss)
As Reported	(1,233,701)	(1,286,589)
Pro Forma	(1,147,510)	(1,851,775)

Basic and Diluted Income (loss) Per Common Common Share
As Reported	(0.04)	(0.08)
Pro Forma	(0.06)	(0.11)

For the three month period ended August 31, 2006, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2001-2006, expected life of the option is 5 years, expected volatility of 61.83%, risk free interest rate of 3.76% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.95 per option.

For the three month period ended August 31, 2005, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2000-2006, expected life of the option is 5 years, expected volatility of 37.01%, risk free interest rate of 4.00% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.73 per option.

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

Information on our business segments for the:

	Three months ended August 31,

Net revenues:	2006	2005
CoinBank machines	125	14,078
EMMA	-	-

CTC/CRSI	34,467	1,586
TAP	1,831,901	1,811,332

Unallocated	-	50,505
	1,866,493	1,877,501

Interest expense:

CoinBank machines	-	-
EMMA	-	-
CTC/CRSI	-
TAP	121,874	98,768
Unallocated	99,092	97,898
	220,966	196,666

Depreciation & Amortization:

CoinBank machines	-	-
EMMA	139,942	139,942
CTC/CRSI	-	-
TAP	-	-
Unallocated	1,124	1,124
	141,066	141,066

Segment Loss:

CoinBank machines	63,399	62,098
EMMA	-	-
CTC/CRSI	276,936	392,445
TAP	151,842	198,178
Unallocated	741,524	633,868
	1,233,701	1,286,589

Net identifiable assets:
CoinBank machines	609,890	628,994
EMMA	186,589	746,357
CTC/CRSI	54,083	-
TAP	10,951,615	10,591,449
Unallocated	7,313,229	1,780,200
	19,115,406	13,747,000

NOTE 9: MINORITY INTEREST

From November 2002 through March 2003, we received $443,000 in net proceeds from members for an equity share in our subsidiary CT Holdings, LLC. The minority members own 13.65% while we own 86.35%. The net proceeds from this have been used to further develop the BONUS product as well as for working capital for CT Holdings and Cash Technologies, Inc. For the three months ended August 31, 2006, we have allocated $6,051 of losses in CT Holdings to minority interest.

On November 5, 2004 TAP Holdings, LLC (dba Tomco Auto Products) acquired substantially all of the assets and assumed certain liabilities of TomcoAuto Products, Inc. We own 89% of TAP. TAP Holdings, LLC operates under the brand name Tomco which has a thirty year history as a leading provider of remanufactured fuel system components. The Los Angeles-based company distributes its products through major auto products retailers throughout the U.S. such as NAPA, with 6,000 stores, CARQUEST, with 3,600 stores, O'Reilly Automotive, with more than 1,399 stores and numerous others. These customers accounted for 77% of Tomco's 2005 sales. In August, 2006, we agreed to sell Tomco to Champion Parts, Inc. for up to $11 million; $1.5 million in cash and up to $9.5 million in a note payable as a percentage of Champion’s sales over a maximum of 11 years.

The remanufacturing business is based on the availability of discarded carburetors, called "cores". Adequate core inventories are key to the business and Tomco's core inventory as of May 31, 2006 totaled $6,172,709 with 498,340 units on hand. Tomco receives most of its cores from its customer base. Consumers turn in their used carburetors to the retailer and receive a discount on a remanufactured replacement unit. The retailers forward the old cores to Tomco and receive credits toward product invoices. For the fiscal year ended May 31, 2006 Tomco shipped 127,725 units.

NOTE 10: SUBSEQUENT EVENTS

In May 2003 we completed a private placement offering with a stockholder consisting of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable Warrants to purchase 100,000 shares of common stock. The note is convertible into common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at $1.00 per share. At that time we also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2008. This note was converted on September 11, 2006 and will be reclassified into equity.

Subsequent to the fiscal quarter ended August 31, 2006, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 79,000 shares of the Company's Common Stock for gross proceeds of $83,200. In addition the Company issued 79,000 five year Common Stock purchase warrants with exercise prices ranging from $2.00 to $2.50.

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

We are currently engaged in two principal lines of business, namely, data processing (including healthcare data processing and financial data processing) and the manufacturing of auto products, however in August, 2006 we agreed to sell our auto products business, a transaction expected to close in October, 2006.
Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2006, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to develop and improve our various products, we will have a high level of operating expenses. We anticipate that losses will continue for the near future. Our expenses have exceeded net revenues since inception. For the three-month periods ended August 31, 2006 and 2005, we incurred net income (losses) of approximately $(1,233,701) and $(1,286,589) respectively.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility was established. Technological feasibility is established upon completion of a detailed program design or working model. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $37,500 for the three-month period ended August 31, 2006.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the three-month period ended August 31, 2006, we amortized an additional $139,942 of capitalized software.

The current EMMA asset is currently valued at $186,589, which reflects the costs incurred by us in developing the asset, as well as the net realizable value estimated in management's determination. Management believes that its estimates reflect its ability, based upon management's internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained fully by the end of the calendar year 2007. These projections and estimates are subject to numerous contingencies, including, without limitation, the condition of the economy and the ability of corporate entities to purchase software such as the EMMA software.

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

Although we will continue to sell Coin Bank Machines from remaining inventory, we are focusing substantially all of our efforts and operations on the continued development of the healthcare and financial data processing products including the EMMA technology.

We are marketing CoinBank machines to other equipment manufacturer "OEM" customers (manufacturers of cash handling equipment), companies with existing equipment distribution and service channels and directly to retailers and financial institutions. Although we will continue to sell our CoinBank machines, we intend to focus substantially all of our efforts and operations on the continued development and deployment of the healthcare and financial data processing products and EMMA technology and the operation of our TAP Holdings, LLC subsidiary.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2006 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2005.

Net revenues for the three-month period ended August 31, 2006 increased to $34,592 compared to $15,664 for the same 2005 period. The increase in net revenue is attributable to an increase in sale of our health care products.

Net revenues attributable to discontinued operations for the three-month period ended August 31, 2006 decreased to $1,831,901 compared to $1,861,837 for the same 2005 period.

Cost of revenues for the three-month period ended August 31, 2006 was $19,511 compared to $10,383. The increase in cost of revenues is directly related to the increase in sales.

Cost of revenues attributable to discontinued operations the three-month period ended August 31, 2006 was $1,249,929 compared to $1,336,380 for the quarter ended August 31, 2005.

Gross profit for the three months ended August 31, 2006 was $15,081 compared to $5,281 for the same period a year ago.

Gross profit attributable to discontinued operations for the three months ended August 31, 2006 was $581,972 compared to $525,457 for the same period a year ago. The increase in gross profit was attributable a favorable product mix in sales at the Company’s TAP subsidiary.

Selling, General and Administrative expenses for the three months ended August 31, 2006, increased to $839,638 compared to $818,690 for the three months ended August 31, 2005. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Selling, General and Administrative expenses attributable to discontinued operations for the three months ended August 31, 2006, decreased to $611,940 compared to $624,867 for the three months ended August 31, 2005. The decrease is related to a decrease in revenues and a decrease in the Company’s labor force.

Research and development expenses for the three months ended August 31, 2006, was $37,500 compared to $37,500 for the three months ended August 31, 2005.

Depreciation and amortization expenses for the three months ended August 31, 2006, and August 31, 2005, were $141,066 and $141,066, respectively.

Interest expense for the three months ended August 31, 2006 and August 31, 2005, was $99,092 and $97,898, respectively.

Interest expense for the three months ended August 31, 2006 and August 31, 2005, was $121,874 and $98,768, respectively. The increase was due to a higher loan carrying amount at TAP Holdings.

Minority Interest for the three months ended August 31, 2006 and August 31, 2005, is $22,754 and $6,262, respectively

Income Taxes for the three months ended August 31, 2006 and August 31, 2005, is 2,400 and $4,800, respectively

As a result of the foregoing, net income (losses) for the three months ended August 31, 2006 and August 31, 2005, are $(1,081,859) and $(1,088,411), respectively.

As a result of the foregoing, net income (losses) attributable to discontinued operations for the three months ended August 31, 2006 and August 31, 2005, are $(151,842) and $(198,178), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At August 31, 2006, we have working capital deficit of $(614,711) compared to working capital of $650,912 at May 31, 2006. At August 31, 2006, we had a cash balance of approximately $95,050. We are in immediate need of working capital to continue our business and operations. To date, we have been funding our operations primarily through the issuance of equity in private placement transactions with existing stockholders or affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Net cash used in operating activities was $(554,336) for the three months ended August 31, 2006 compared to $(923,804) for the three months ended August 31,, 2005. The decrease was primarily due to an increase in accrued expenses.

Net cash used in investing activities for the three months ended August 31, 2006, was $0as compared to $(2,189) for the three months ended August 31, 2005.

Net cash provided by financing activities for the three months ended August 31, 2006, was $558,400 as compared to $899,133 for the three months ended August 31, 2005. The decrease was attributable to the net result of various fund raising activities.

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The General Electric loan is secured by certain of our CoinBank machines. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which expired in November 2005. We have continued to pay G.E. in accordance with the terms of the expired note and believe based on discussions with G.E. that another renewal will soon be executed. We have no current plan or capability to repay G.E. its principal. As of August 31, 2006, we owed $3,654,096 including principal and financing fees.

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

Since July 31, 2001, 41 out of 48 noteholders have converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each warrant previously held. The remaining 7 notes are in default of their original or restructured terms. As of August 31, 2006, we owed $511,645 in principal and interest to the 7 remaining noteholders.

In November 2004, TAP Holdings, LLC established a line of credit with BFI Business Finance. The maximum amount available under the line of credit is $2,000,000, limited to 60% of eligible accounts receivable plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (10% at May 31, 2005). Any outstanding balance under the credit line is due November 5, 2006. The line of credit is collateralized by a security interest in TAP's accounts receivable, inventories, property and equipment and certain other assets as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). TAP must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement. As of August 31, 2006, there was $2,265,359 outstanding including interest.

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

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2006 and 2005, we had net sales of $8,028,226 and $5,718,886, respectively. Virtually all of our revenues for the fiscal year ended May 31, 2005 and onwards have been derived from our TAP subsidiary; however TAP operations do not constitute the principal operations that we intend to conduct in the future. We intend to focus on the healthcare and financial data processing products which are marketed by our Claim-Remedi Services, Inc. subsidiary.

Prior to the fiscal year ended May 31, 2006 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2006 and 2005, net income (losses) of ($5,038,393) and $3,655,760 respectively. Net income for the fiscal year ended May 31, 2005, was derived principally from our purchase of the Tomco assets. Despite the profit generated during the last fiscal year, we have continued to generate operating losses and while management believes that it will generated operating profits in the future, no assurance can be given. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2006 and 2005, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the three month period ended August 31, 2006 we have incurred additional (losses) of $(1,233,701).

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of August 31, 2006 we had outstanding current liabilities of $11,741,326, of which approximately $511,645 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of August 31,2006, Cash Tech had working capital of $551,315 and available cash of $95,050. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of August 31,2006, we also owe $3,654,096 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which expired in November 2005. We have continued to pay G.E. in accordance with the terms of the expired note and we believe based on discussions with G.E. that another renewal will be executed; however we have no current arrangement or capability to repay G.E. its principal.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to several lenders, including the holders of the notes in the principal and interest amount of $511,645 issued in a placement which was completed in January 2000, equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997 and liens in favor of BFI Finance on all assets of TAP Holdings pursuant to a Loan and Security Agreement entered into in November, 2004.

The G.E. loan is secured by certain of our CoinBank machines. As of May 31,2006, we were indebted to G.E. in the amount of approximately $3,654,096 including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). As of August 31,2006 we owed BFI approximately $2,270,051 including interest. From time to time, due to fluctuations in Tomco's cash flow, TAP has requested funds from the BFI credit facility at advance rates higher than BFI's contract rate. To date BFI has funded all such requests but is under no obligation to do so. In the event that BFI refuses to fund such requests in the future, TAP could be adversely affected and might not be able to pay its obligations timely causing temporary or permanent disruption in the company's operations. Following the sale and winding up of TAP’s Tomco business, the BFI loan will be repaid.

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

As of May 31,2006 TAP had had a carrying value of $8,436,161 for its inventory. In November 2004, at the time TAP's assets were purchased, an obsolescence reserve of $1,180,000 was established to cover potential inventory impairment due to low core inventory turnover. In future periods, additional impairment may be taken based on future carburetor sales. If TAP concludes that such impairment exists, this could give rise to a substantial expense and negatively impact TAP's financial results, however the impact of these issues will be diminished upon the expected sale of Tomco in October, 2006.

Risks Related to Our Healthcare Revenue Management and Prepaid Debit Card Products

Competition in healthcare revenue management and prepaid debit card products is intense.

Claim-Remedi’s healthcare products compete with products offered by companies that are larger, better known and better capitalized than Claim-Remedi. Similarly, competition in the prepaid debit card market is intense and some competitors are larger and more established than CashTechCard. Claim-Remedi and CashTechCard may not be able to successfully compete with these companies in which event the companies might have to withdraw one or more of their products which would have a material adverse effect on Cash Technologies.

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

Most data processing and customer support for Claim-Remedi’s and CashTechCard’s products is performed by third parties under various exclusive and non-exclusive contracts. This reduces infrastructure development costs and increases speed to market, however the failure of a third party to perform its duties or renew a service agreement could be materially detrimental to the companies’ operations.

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

Under CashTechCard’s agreement with its card issuing bank, CashTechCard has liability for losses caused by card fraud and misuse. These losses are predicted based on historical statistics and compensating reserves are maintained by the issuing bank, however in the event that these losses were to increase due to unexpected behavior of a particular card program or cardholder group, CashTechCard would be adversely affected.

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

Although we have been issued U.S. Patents with respect to our EMMA coin machine technology, there can be no assurance that these patents will afford us any meaningful protection. We intend to rely primarily on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with our employees to establish and protect the ideas, concepts and documentation of software developed by us. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the software we have developed. Although we believe that our use of the software we developed and other software used in our operations does not infringe upon the rights of others, our use of the software we developed or such other software may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the software we developed or such other software or refrain from using such software. We may not have the necessary financial resources to defend any infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us. Moreover, if the software we developed or any other software or hardware used in our business is deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us. We received United States trademark registration for the "CoinBank" name in September 1997. Although we are not aware of any claims of infringement or other challenges to our rights to use this trademark, there can be no assurance that our marks do not or will not infringe upon the proprietary rights of others or that our marks would be upheld if challenged.

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

The market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. Since June 1, 2005, the sale price for our common stock, as reported by the American Stock Exchange has fluctuated from a low of $0.55 to a high of $1.33 per share. The market price of our common stock could be impacted by a variety of factors, including:

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2003 Abraham Mirman of Samson Consulting Corp. was hired, interalia, to provide consulting services and arrange financing for us. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of our stock; either party had the right to terminate after one month for any reason. Shortly thereafter, we terminated the agreement for Samson's failure to perform. In July 2004, Mirman initiated an arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson was owed $600,000 in damages plus costs. In June 2005, an arbitrator awarded Sampson $100,000 in unpaid fees, $21,650 in statutory interest through July 20, 2005 and no attorney fees or costs. Subsequently, we initiated a lawsuit against Mirman in California, alleging that he failed to provide financing promised in February, 2003, causing damages in excess of $400,000. In February 2006, both parties agreed to settle all outstanding claims without any funds exchanged; i.e. we have dismissed our California lawsuit and Samson has vacated its New York judgment

In 2001 we delivered stock certificates representing 700,000 shares to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. Thereafter the escrow agent, an attorney, passed away and we were never able to recover the certificates. In August, 2004 it came to our attention that a party was attempting to transfer 450,000 of the 700,000 shares. We immediately initiated a lawsuit in New York to prevent the transfer of the shares and have them retired. In December, 2004, we reached a tentative settlement in which the shares would be returned to us without any exchange of money, pending execution of final settlement documentation. We intend to similarly pursue the recovery of the remaining 250,000 shares, however in the event that we cannot achieve a satisfactory outcome in such effort, or in the event that the pending settlement is not consummated for any reason, some or all of these shares may be treated as outstanding and our Stockholders' Equity line item would have to be adjusted to reflect such additional shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the fiscal quarter ended August 31, 2006, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 280,575 shares of the Company's Common Stock for gross proceeds of $283,400. In addition the Company issued 282,550 five year Common Stock purchase warrants with exercise prices ranging from $1.50 to $2.50.

During the fiscal quarter ended August 31, 2006, in a private transaction under Section 4(2) of the Securities Act of 1933, as amended, we sold 20 shares of preferred stock for gross proceeds of $200,000 to four existing shareholders. The Preferred Stock shall, for a period of seven years, be convertible into Units, each consisting of 4 five-year Warrants to purchase common stock at the rate of one unit for each dollar invested. In each Unit, 2 Warrants shall be exercisable at $1.00 per share, 1 Warrant shall be exercisable at $1.50 per share and 1 Warrant shall be exercisable at $2.00 per share. The Preferred Stock shall earn dividends at 8% per annum, payable quarterly in cash or common stock at the Company's option. If paid in common stock, the stock price shall be the lower of the Market Price or $1.37 per share. Market Price is defined as the average of the closing prices of the common stock for the 10 consecutive trading days immediately preceding the dividend due date.

Subsequent to the fiscal quarter ended August 31, 2006, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 79,000 shares of the Company's Common Stock for gross proceeds of $83,200. In addition the Company issued 79,000 five year Common Stock purchase warrants with exercise prices ranging from $2.00 to $2.50.

The proceeds from these transactions will be used primarily for the day to day operations of the Company.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The General Electric loan is secured by certain of our CoinBank machines. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which expired in November 2005. We have continued to pay G.E. in accordance with the terms of the expired note and believe based on discussions with G.E. that another renewal will be executed. We have no current plan or capability to repay G.E. its principal. As of August 31, 2006, we owed $3,654,096 including principal and financing fees.

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. As a result of this offering, we issued notes to 48 investors in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants. The notes, secured by a first priority lien on all of our assets, were originally convertible into our common stock at the conversion rate of $9.50 per share and were due and payable on July 31, 2001. The Series B Warrants were originally exercisable at a price of $13.00 per share. Since July 31, 2001, 41 out of 48 noteholders converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each original warrant previously held. The remaining 7 notes are in default of their original or restructured terms. As of August 31, 2006, we owed $511,645 in principal and interest to the seven noteholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this three month period ended August 31, 2006, there have not been any matters submitted for a vote from the security holders.

ITEM 5. OTHER INFORMATION

In May 2003 we completed a private placement offering with a stockholder consisting of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable Warrants to purchase 100,000 shares of common stock. The note is convertible into common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at $1.00 per share. At that time we also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2008. This note was converted on September 11, 2006 and will be reclassified into equity.

Subsequent to the fiscal quarter ended August 31, 2006, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 69,000 shares of the Company's Common Stock for gross proceeds of $71,500. In addition the Company issued 69,000 five year Common Stock purchase warrants with exercise prices ranging from $2.00 to $2.50.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Report on Form 8-K filed on November 4, 2005 under Item 3.01.
Report on Form 8-K/A filed on November 9, 2005 under Item 3.01.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended August 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized the 20th day of October, 2006.

CASH TECHNOLOGIES, INC.

By: /S/ Bruce Korman
________________________________________
Bruce Korman
President and Chief Executive Officer

By: /S/ Edmund King
________________________________________
Edmund King
Chief Financial Officer