Form 10QSB
period 2006-11-30
CASH TECHNOLOGIES INC
filed 2007-01-22
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED NOVEMBER 30, 2006

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

On January 18, 2006, there were 21,439,711 shares of common stock, $ .01 par value per share, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

CASH TECHNOLOGIES, INC.
FORM 10-QSB

PART I

ITEM 1. FINANCIAL STATEMENTS
CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	NOVEMBER 30,	MAY 31,
	2006	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,513	$81,355
Accounts receivable	31,772	14,226
Prepaid expenses and other current assets	194,627	185,986
Other receivable (net of allowance $50,000)	146,818	104,684
Assets of discontinued operations
Cash	7,131	61,636
Accounts receivable	731,576	2,095,107
Prepaid expenses and other current assets	290,032	231,422
Inventory (net of allowance $121,000)	121,690	8,436,161
Property and equipment, net	10,895	15,261
Note receivable	1,387,500	-
Other assets	18,230	144,038
Total assets of discontinued operations	2,567,054	10,983,625

Total Current Assets	2,957,784	11,369,876

CoinBank machines held for sale (Note 1(n))	609,890	609,890

PROPERTY AND EQUIPMENT (net)	28,747	30,260

NOTES RECEIVABLE	7,279,045	-

CAPITALIZED SOFTWARE COSTS (Note 1(n))	46,647	326,531

CDHC PREFERRED STOCK	900,901	900,901

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

BIPS PREFERRED STOCK	2,000,000	2,000,000

OTHER ASSETS	535,295	535,295

TOTAL ASSETS	$17,858,309	$19,272,753

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 5)	$3,482,287	3,482,287
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 5)	520,020	514,176
Due to Shareholders (Note 4)	452,749	120,750
Accounts payable	904,226	607,945
Accrued liabilities	1,160,235	927,228
Dividend payable	160,416	50,416
Liabilities of discontinued operations
Accounts payable	715,603	1,126,690
Notes payable	1,928,115	2,321,207
Accrued expenses and other current liabilities	867,870	1,658,943
Total liabilities of discontinued operations	3,511,588	5,106,840

Total Current Liabilities	10,200,436	10,818,557

Long-Term Notes Payable (Note 6)	-	-

TOTAL LIABILITIES	10,200,436	10,818,557

COMMITMENTS & CONTINGENCIES (Note 7)	-	-

MINORITY INTEREST	(87,052)	(74,517)
MINORITY INTEREST OF DISCONTINUED OPERATIONS	-	684,662
TOTAL MINORITY INTEREST	(87,052)	610,145

STOCKHOLDERS' EQUITY (DEFICIENCY): (Note 6)
Stockholder's equity of discontinued operations
Additional paid in capital	-	910,000
Accumulated equity	-	4,966,785
Total stockholder's equity of discontinued operations	-	5,876,785

Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized,
647,715 and 647,515 shares issued and outstanding at November 30, 2006 and May 31, 2006	10,825,812	10,625,812

Common Stock, $0.01 par value, 35,000,000 shares authorized,
23,631,164 and 23,035,964 issued and outstanding at November 30, 2006 and May 31, 2006	456,906	346,445

Additional Paid-In-Capital	39,751,062	38,262,424
Accumulated Deficit	(43,288,855)	(47,267,415)

Total stockholders' Equity	7,744,925	7,844,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$17,858,309	$19,272,753

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTH PERIOD		SIX MONTHS
	ENDED NOVEMBER 30,		ENDED NOVEMBER 30,
	2006	2005	2006	2005
NET REVENUES BEFORE DISCONTINUED OPERATIONS	$1,036,082	$2,024,112	$2,902,575	$3,811,920

NET REVENUES	$81,782	$23,525	$116,374	$39,189
COST OF REVENUES	16,576	14,407	36,087	24,790

GROSS PROFIT (LOSS)	65,206	9,118	80,287	14,399

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	737,756	664,360	1,577,394	1,483,221
RESEARCH AND DEVELOPMENT	18,750	37,500	56,250	75,000
IMPAIRMENT ON COIN MACHINES	-	-	-	-
DEPRECIATION & AMORTIZATION EXPENSE	141,135	141,066	282,201	281,961

OPERATING LOSS	(832,435)	(833,808)	(1,835,558)	(1,825,783)

INTEREST EXPENSE	96,102	97,554	195,194	195,452

LOSS BEFORE INCOME TAXES	(928,537)	(931,362)	(2,030,752)	(2,021,235)

INCOME TAXES	-	2,200	2,400	7,000

MINORITY INTEREST (Note 13)	(6,485)	(6,082)	(12,537)	(12,343)

Income (loss) before Extraordinary Gain	(922,052)	(927,480)	(2,020,615)	(2,015,892)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(922,052)	$(927,480)	$(2,020,615)	$(2,015,892)

DISCONTINUED OPERATIONS
NET REVENUES	$954,300	$2,000,587	$2,786,201	$3,811,920
FORGIVENESS OF DEBT	-	664	-	51,169
COST OF REVENUES	(991,385)	(1,461,227)	(2,241,314)	(2,797,607)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	(707,057)	(644,696)	(1,318,997)	(1,269,563)
INTEREST EXPENSE	(127,746)	(106,279)	(249,620)	(205,047)
GAIN FROM DISPOSITION OF SUBSIDIARY'S ASSETS	1,481,468	-	1,481,468	-
INCOME FROM DISCONTINED OPERATIONS	609,580	(210,951)	457,738	(409,128)

NET INCOME (LOSS)	$(312,472)	$(1,138,431)	$(1,562,877)	$(2,425,020)

Dividends & deemed dividends	$55,000	$225,212	$110,000	$275,627

Net income (loss) allocable to common
shareholders	$(367,472)	$(1,363,643)	$(1,672,877)	$(2,700,647)

Basic and diluted net income (loss) per share
before extraordinary income	$(0.03)	$(0.05)	$(0.06)	$(0.11)

Basic and diluted net income (loss) per share
for extraordinary income	$0.02	$(0.01)	$0.01	$(0.02)

Basic and diluted weighted average
shares of common stock outstanding	31,974,661	18,011,905	31,974,661	18,011,905

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	November 30,	November 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(2,020,615)	$(2,015,891)
Adjustments to reconcile net loss to net cash used by
operating activities:
Minority interest	(12,535)	(17,674)
Amortization of capitalized software	279,884	279,885
Income on forgiveness of debt	-	(51,169)
Noncash compensation expense	-	3,308
Non-Cash payment for services	105,000	-
Depreciation expense	1,513	2,076

Changes in operating assets and liabilities:
Accounts receivable	(17,546)	17,409
Prepaid expenses and other current assets	(8,641)	(150,000)
Other receivable	(42,134)	-
Inventory	-	(677,535)
CoinBank machines held for sale	-	23,223
Other assets	-	118,250
Accrued interest	14,759	47,599
Accounts payable	296,281	(157,109)
Accrued expenses and other current liabilities	233,008	864,969
Net cash used in operating activities	(1,171,026)	(1,712,659)

INVESTING ACTIVITIES:

Net acquisition cost of Tomco
Purchase of property and equipment	-	(949)

Net cash provided by (used in) investing activities	-	(949)

FINANCING ACTIVITIES:

Proceeds from conversion of warrants	-	340
Proceeds from the issuance of warrants	-	-
Net proceeds from issuance of preferred stock	200,000	-
Proceeds from Long-term debt	323,084	143,856
Repayments on short-term debt	-	(100,000)
Proceeds from sale of common stock	584,100	1,710,000

Net cash provided by financing activities	1,107,184	1,754,196

CHANGE IN CASH AND CASH EQUIVALENTS	(63,842)	40,588

Cash and Cash Equivalents, Beginning of Period	81,355	102,611

Cash and Cash Equivalents, End of Period	$17,513	$143,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	2,400	$7,100

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Issuance of common stock for services performed	$105,000	$3,308
Gain (Loss) on operations of discontinued operations	$457,738	$(409,129)
Dividends declared on preferred stock	$110,000	$267,112
Deemed dividend on warrants issued	$-	$8,515

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: GENERAL

GOING CONCERN:

We have prepared the financial statements included in this Form 10-QSB assuming that we will continue as a going concern. Although we have raised additional capital since our initial public offering in July 1998, we have never generated sufficient revenue-producing activities to sustain our operations. Accordingly, we must raise significant capital to fund current operations and to repay existing debt. Our auditors have included an explanatory paragraph in their report for the year ended May 31, 2006, indicating there is substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2006 and the results of operation and cash flows for the three and six-month periods ended November 30, 2006 and November 30, 2005. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2006, filed with the SEC. The results of operations for the six-month period ended November 30, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

Technological feasibility of the Company’s EMMA technology was achieved in September of 1999, and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $18,750 for the three month period ended November 30, 2006.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software to five years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the six month period ended November 30, 2006, we amortized an additional $279,884 of capitalized software.

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

NOTE 2. COMMITMENTS AND CONTINGENCIES

In February 2003 Abraham Mirman of Samson Consulting Corp. was hired, interalia, to provide consulting services and arrange financing for us. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of our stock; either party had the right to terminate after one month for any reason. Shortly thereafter, we terminated the agreement for Samson's failure to perform. In July 2004, Mirman initiated an arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson was owed $600,000 in damages plus costs. In June 2005, an arbitrator awarded Sampson $100,000 in unpaid fees, $21,650 in statutory interest through July 20, 2005 and no attorney fees or costs. Subsequently, we initiated a lawsuit against Mirman in California, alleging that he failed to provide financing promised in February, 2003, causing damages in excess of $400,000. In February 2006, both parties agreed to settle all outstanding claims without any funds exchanged; i.e. we have dismissed our California lawsuit and Samson has vacated its New York judgment

In 2001 we delivered stock certificates representing 700,000 shares to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. Thereafter the escrow agent, an attorney, passed away and we were never able to recover the certificates. In August, 2004 it came to our attention that a party was attempting to transfer 450,000 of the 700,000 shares. We immediately initiated a lawsuit in New York to prevent the transfer of the shares and have them retired. In December, 2004, we reached a settlement in which the shares were returned to us without any exchange of money. We intend to similarly pursue the recovery of the remaining 250,000 shares, however in the event that we cannot achieve a satisfactory outcome in such effort, some or all of these shares may be treated as outstanding and our Stockholders' Equity line item would have to be adjusted to reflect such additional shares.

NOTE 3: STOCKHOLDERS EQUITY

In the fiscal quarter ended November 30, 2006, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 286,700 shares of the Company's Common Stock for gross proceeds of $300,700. In addition the Company issued 265,814 five year Common Stock purchase warrants with exercise prices ranging from $1.70 to $2.25.

Subsequent to the fiscal quarter ended November 30, 2006, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 265,000 shares of the Company's Common Stock for gross proceeds of $265,000. In addition the Company issued 232,500 five year Common Stock purchase warrants with exercise prices ranging from $1.65 to $2.00.

NOTE 4: RELATED PARTY TRANSACTIONS

As of November 30, 2006, we were in arrears $290,874 for salary to Mr. Korman, $47,935 in expense reimbursements and owed $114,940 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest. In addition, Mr. King has loaned $50,000 and Mr. Korman has loaned $25,000 to the Company during the quarter.

NOTE 5: SHORT-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The General Electric loan is secured by certain of our CoinBank machines. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which was executed in December, 2006 and will expire in February 1, 2008. Payments are interest only and we have no present plan or capability to repay G.E. its principal. As of November 30, 2006, we owed $3,654,096 including principal and financing fees.

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

Since July 31, 2001, 41 out of 48 noteholders have converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each warrant previously held. The remaining 7 notes are in default of their original or restructured terms. As of November 30, 2006, we owed $520,021 in principal interest to the 7 remaining noteholders.

In May 2003 we completed a private placement offering with a stockholder consisting of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable Warrants to purchase 100,000 shares of common stock. The note is convertible into common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at $1.00 per share. At that time we also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2008. This note was exercised on September 11, 2006 and will be reclassified into equity.

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

The Company’s subsidiary TAP Holdings, LLC, which, until September 30, 2006, owned and operated Tomco Auto Products, has an asset based revolving line of credit. On November 30, 2006, the balance on the line of credit was approximately $1,299,735, including interest. The line of credit is secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's former chairman (who is not an employee of Cash Technologies). Following the sale of most of the assets of TAP (the “Tomco Sale”), a payment of $1,300,000 was made toward the loan. The existing balance of $1,299,735 is secured by the remaining TAP accounts receivable and installment payments to be received from the Tomco Sale.

NOTE 6: STOCK BASED COMPENSATION

Prior to June 1, 2006, the Company accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with APB 25 and SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No.148 “Accounting for Stock-Based Compensation—Transition and Disclosures.” Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the intrinsic value method, the Company has recognized stock-based compensation common stock on the date of grant.

Effective June 1, 2006 the Company adopted SFAS 123(R) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the accelerated amortization method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after June 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is five years.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the year ended September 30, 2006 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

SFAS 123 requires the Company to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company’s employees had been determined in accordance with the fair value based method prescribed in SFAS 123. Options granted to non-employees are recognized in these financial statements as compensation expense under SFAS 123 (See Note 11) using the Black-Scholes option-pricing model.

If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the six-month period ended November 30, 2005, the pro forma on net income (loss) and net income (loss) per share would have been as follows:

	FOR THREE MONTHS		FOR SIX MONTHS
	ENDED NOVEMBER 30,		ENDED NOVEMBER 30,
	2006	2005	2006	2005
Net Income (Loss)
As Reported	312,472	(1,138,431)	(1,562,877)	(2,425,020)
Pro Forma	312,472	(1,590,119)	(1,562,877)	(2,876,708)
Basic and Diluted Income (loss) Per Common Share
As Reported	(0.03)	(0.06)	(0.06)	(0.13)
Pro Forma	(0.03)	(0.09)	(0.04)	(0.16)

For the three month period ended November 30, 2006, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2001-2006, expected life of the option is 5 years, expected volatility of 63.13%, risk free interest rate of 3.76% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.95 per option.

For the six month period ended November 30, 2005, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2000-2005, expected life of the option is 5 years, expected volatility of 18.20%, risk free interest rate of 4.00% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $0.73 per option.

NOTE 7: SEGMENT REPORTING

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

Information on our business segments for the:

	Three months ended		Six months ended
	November 30,		November 30,
	2006	2005	2006	2005
Net revenues:
CoinBank machines		21,138	126	35,216
EMMA	-	-	-
Heuristic	81,782	2,387	116,248	3,973
TAP	954,300	2,000,587	2,786,201	3,811,920
Unallocated	-	-	-	-
	1,036,082	2,024,112	2,902,575	3,851,109

Interest expense:
CoinBank machines	-	-	-	-
EMMA	-	-	-	-
Heuristic	-	-	-	-
TAP	127,746	106,279	195,194	205,047
Unallocated	96,102	97,554	249,620	195,452
	223,848	203,833	444,814	400,499

Depreciation & Amortization:
CoinBank machines	-	-	-	-
EMMA	139,941	139,942	279,883	279,885
Heuristic	-	-	-	-
TAP	-	-	-	-
Unallocated	1,194	1,124	2,318	2,076
	141,135	141,066	282,201	281,961

Segment Income (loss):
CoinBank machines	(79,421)	(57,954)	(168,294)	(120,052)
EMMA	-	-	-	-
Heuristic	(242,591)	(261,281)	(624,527)	(653,726)
TAP	609,580	(210,951)	457,738	(409,129)
Unallocated	(600,040)	(608,245)	(1,227,794)	(1,242,113)
	(312,472)	(1,138,431)	(1,562,877)	(2,425,020)

NOTE 8: MINORITY INTEREST

From November 2002 through March 2003, we received $443,000 in net proceeds from members for an equity share in our subsidiary CT Holdings, LLC. The minority members own 13.65% while we own 86.35%. The net proceeds from this have been used to further develop the BONUS product as well as for working capital for CT Holdings and Cash Technologies, Inc. For the six months ended November 30, 2006, we have allocated $12,537 of losses in CT Holdings to minority interest.

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

On September 30, 2006 TAP Holdings, LLC sold most of its assets to Champion Parts, Inc. The sale included a transfer of all carburetor related inventory, trademarks, patents and sales contracts. TAP received $1.3 million in cash and up to $9.1 million in future payments, represented by a secured promissory note, to be paid over a maximum of 11 years based on a percentage of combined carburetor sales by Champion. TAP has closed its Los Angeles factory and terminated any remaining employees.

NOTE 9: SUBSEQUENT EVENTS

Subsequent to the fiscal quarter ended November 30, 2006, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 265,000 shares of the Company's Common Stock for gross proceeds of $265,000. In addition the Company issued 232,500 five year Common Stock purchase warrants with exercise prices ranging from $1.65 to $2.00.

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

Introduction

Cash Technologies, Inc. is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized and operating in Salzburg, Austria, Cash Tech Card Systems, Inc. (formerly Cintelia Systems Inc.), a Delaware corporation,CT Holdings, LLC., a Delaware corporation of which we own 86.65%, Claim-Remedi Service, Inc., a Delaware company and TAP Holdings, LLC (dba Tomco Auto Products). Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2006, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop and market our data processing software. We anticipate that losses will continue for the near future. Our expenses have exceeded net revenues since inception. For the six-month periods ended November 30, 2006 and 2005, we incurred net income (losses) before extraordinary gain of approximately $(1,299,422) and $(2,425,020) respectively.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility was established. Technological feasibility is established upon completion of a detailed program design or working model. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $56,250 for the six-month period ended November 30, 2006.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the six-month period ended November 30, 2006, we amortized an additional $279,884of capitalized software.

The current EMMA asset is currently valued at $46,647, which reflects the costs incurred by us in developing the asset, as well as the net realizable value estimated in management's determination. Management believes that its estimates reflect its ability, based upon management's internal projections, to obtain a recovery on the asset. These estimates assume that recovery of the value of the asset will be obtained commencing in the last half of 2006 calendar year, and will be obtained fully by the end of the calendar year 2007. These projections and estimates are subject to numerous contingencies, including, without limitation, use of EMMA software in other products being developed and marketed by us.

In its projections, management has calculated transaction fees based upon the use of the technology through placement in various environments. The projected transaction fees are based upon the current and future use of the technology in our products.

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

Our principal line of business is data processing in two market sectors, healthcare and consumer finance. Until the October 2006 sale of most of the assets of our TAP subsidiary, we were also involved in the manufacturing of auto products.

Although we still possess and are in discussions for the sale of our CoinBank technology and machines, substantially all of our efforts are directed to the continued development and deployment of our healthcare and financial data processing products.

 RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THE THREE MONTHS
ENDED NOVEMBER 30, 2005.

Net revenues for the three-month period ended November 30, 2006 increased to $81,782 compared to $23,525 for the same 2005 period. The increase in net revenue is attributable to an increase in sales of our health care products.

Net revenues attributable to business held for sale for the three-month period ended November 30, 2006 decreased to $954,300 compared to $2,000,587 for the same 2005 period. This decrease is directly attributable to the sale of a majority of the business during the first part of the November 30, 2006 quarter.

Cost of revenues for the three-month period ended November 30, 2006 was $16,576 compared to $14,407. This small increase in cost of revenues is directly related to the increase in sales.

Cost of revenues attributable to business held for sale the three-month period ended November 30, 2006 was $991,385 compared to $1,461,227 for the quarter ended November 30, 2005. This decrease is attributable to the Tomco sale part way through the quarter.

Gross profit for the three months ended November 30, 2006 was $65,206 compared to $9,118 for the same period a year ago.

Gross profit attributable to business held for sale for the three months ended November 30, 2006 was $(37,085) compared to $539,360 for the same period a year ago. The decrease in gross profit was attributable to reduced operations due to the Tomco sale during the quarter and higher than normal returns immediately prior to the sale.

Selling, General and Administrative expenses for the three months ended November 30, 2006, increased to $737,756 compared to $664,360 for the three months ended November 30, 2005. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Selling, General and Administrative expenses attributable to business held for sale for the three months ended November 30, 2006, increased to $707,057 compared to $644,696 for the three months ended November 30, 2005. The increase is related to costs incurred in closing down the Tomco business.

Research and development expenses for the three months ended November 30, 2006, was $18,750 compared to $37,500 for the three months ended November 30, 2005.

Depreciation and amortization expenses for the three months ended November 30, 2006, and November 30, 2005, were $141,135 and $141,066, respectively.

Interest expense for the three months ended November 30, 2006 and November 30, 2005, was $96,102 and $97,554, respectively.

Interest expense attributable to the business held for sale for the three months ended November 30, 2006 and November 30, 2005, was $127,746 and $106,279, respectively. The increase was due to a higher loan carrying amount at TAP Holdings.

Minority Interest for the three months ended November 30, 2006 and November 30, 2005, is $6,485 and $6,082, respectively

Income Taxes for the three months ended November 30, 2006 and November 30, 2005, is 0 and $2,200, respectively

As a result of the foregoing, net income (losses) for the three months ended November 30, 2006 and November 30, 2005, are $(922,052) and $(927,780), respectively.

As a result of the foregoing, net income (losses) attributable to business held for sale for the three months ended November 30, 2006 and November 30, 2005, are $609,580 and $(210,951), respectively.

As a result of the foregoing, consolidated net income (losses) for the three months ended November 30, 2006 and November 30, 2005, are $(312,472) and $(1,138,431), respectively. The net income for 2006 is attributable to an extraordinary gain on the sale of most of TAP Holdings’ assets of approximately $1,800,000.

SIX MONTHS ENDED NOVEMBER 30, 2006 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2005.

Net revenues for the six-month period ended November 30, 2006 increased to $116,374 compared to $39,189 for the same 2005 period. The increase in net revenue is attributable to an increase in sales of our health care products.

Net revenues attributable to business held for sale for the six-month period ended November 30, 2006 decreased to $2,786,201 compared to $3,811,920 for the same 2005 period. This decrease is directly attributable to the Tomco sale during the first part of the November 30, 2006 quarter.

Cost of revenues for the six-month period ended November 30, 2006 was $36,087 compared to $24,790. The increase in cost of revenues is directly related to the increase in sales.

Cost of revenues attributable to business held for sale the six-month period ended November 30, 2006 was $2,241,314 compared to $2,797,607 for the quarter ended November 30, 2005. The decrease in cost of revenues was attributable the reduced operations because of the sale of the Tomco business at the beginning of the quarter offset partially by higher than normal returns immediately prior to the sale.

Gross profit for the six months ended November 30, 2006 was $80,287 compared to $14,399 for the same period a year ago.

Gross profit attributable to business held for sale for the six months ended November 30, 2006 was $544,887 compared to $1,014,313 for the same period a year ago. The decrease in gross profit was attributable the reduced operations due to the Tomco sale at the beginning of the quarter and higher than normal returns immediately prior to the sale.

Selling, General and Administrative expenses for the six months ended November 30, 2006, increased to $1,577,394 compared to $1,483,221 for the six months ended November 30, 2005. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Selling, General and Administrative expenses attributable to business held for sale for the six months ended November 30, 2006, decreased to $1,318,997 compared to $1,269,563 for the six months ended November 30, 2005. The increase is related to costs incurred in closing down the Tomco business.

Research and development expenses for the six months ended November 30, 2006, was $56,250 compared to $75,000 for the six months ended November 30, 2005.

Depreciation and amortization expenses for the six months ended November 30, 2006, and November 30, 2005, were $282,201 and $281,961, respectively.

Interest expense for the six months ended November 30, 2006 and November 30, 2005, was $195,194 and $195,452, respectively.

Interest expense attributable to the business held for sale for the six months ended November 30, 2006 and November 30, 2005, was $249,620 and $205,047, respectively. The increase was due to a higher loan carrying amount at TAP Holdings.

Minority Interest for the six months ended November 30, 2006 and November 30, 2005, is $12,537 and $12,343, respectively

Income Taxes for the six months ended November 30, 2006 and November 30, 2005, is 2,400 and $7,000, respectively

As a result of the foregoing, net income (losses) for the six months ended November 30, 2006 and November 30, 2005, are $(2,020,615) and $(2,015,892), respectively.

As a result of the foregoing, net income (losses) attributable to business held for sale for the six months ended November 30, 2006 and November 30, 2005, are $457,738 and $(409,128), respectively.

As a result of the foregoing, consolidated net income (losses) for the six months ended November 30, 2006 and November 30, 2005, are $(1,562,877) and $(2,425,020), respectively. The reduction in net loss for 2006 is attributable to an extraordinary gain on the sale of most of TAP Holdings’ assets of approximately $1,800,000.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At November 30, 2006, we have working capital deficit of $(7,242,652) compared to a working capital of $551,319 at May 31, 2006. The large change is a direct result of the sale of most of the current assets of TAP Holdings, LLC which resulted in a long term note. At November 30, 2006, we had a cash balance of approximately $17,513. We are in immediate need of working capital to continue our business and operations. To date, we have been funding our operations primarily through the issuance of equity in private placement transactions with existing stockholders or affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Net cash used in operating activities was $(1,171,026) for the six months ended November 30, 2006 compared to $(1,712,659) for the six months ended November 30, 2005. The decrease was primarily due to an increase in accrued expenses.

Net cash used in investing activities for the six months ended November 30, 2006, was $0as compared to $(949) for the six months ended November 30, 2005.

Net cash provided by financing activities for the six months ended November 30, 2006, was $1,107,184 as compared to $1,754,196 for the six months ended November 30, 2005. The decrease was attributable to the net result of various fund raising activities.

Total shareholder’s equity as of November 30, 2006 is $7,744,925.

In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The General Electric loan is secured by certain of our CoinBank machines. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which was executed in December, 2006 and will expire in February 1, 2008. Payments are interest only and we have no present plan or capability to repay G.E. its principal. As of November 30, 2006, we owed $3,654,096 including principal and financing fees.

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

Since July 31, 2001, 41 out of 48 noteholders have converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each warrant previously held. The remaining 7 notes are in default of their original or restructured terms. As of November 30, 2006, we owed $520,021 in principal and interest to the 7 remaining noteholders.

In November 2004, TAP Holdings, LLC established a line of credit with BFI Business Finance. The maximum amount available under the line of credit is $2,000,000, limited to 60% of eligible accounts receivable plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (10% at May 31, 2005). Any outstanding balance under the credit line is due November 5, 2006. The line of credit is collateralized by a security interest in TAP's accounts receivable, inventories, property and equipment and certain other assets as well as a limited personal guaranty from TAP's former chairman (who is not an employee of Cash Technologies). TAP must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement. As of November 30, 2006, there was $1,299,735 outstanding including interest.

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

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2006 and 2005, we had net sales of $8,208,226 and $5,718,886, respectively. Virtually all of our revenues for the fiscal year ended May 31, 2005 and onwards have been derived from our TAP subsidiary; however TAP operations substantially ceased in October, 2006 with the sale of most of its assets. We intend to focus on our healthcare and financial data processing products which are marketed by our Claim- Remedi Services, Inc. and CashTechCard Systems, Inc. subsidiaries.

Prior to the fiscal year ended May 31, 2006 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2006 and 2005, net income (losses) of ($5,038,393) and $3,655,760 respectively. Net income for the fiscal year ended May 31, 2005, was derived principally from our purchase of the Tomco assets. Despite the profit generated during the last fiscal year, we have continued to generate operating losses and while management believes that it will generate operating profits in the future, no assurance can be given. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2006 and 2005, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the six month period ended November 30, 2006 we have incurred additional (losses) of $(1,229,422).

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of November 30, 2006 we had outstanding current liabilities of $10,200,436, of which approximately $250,021 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of November 30, 2006, Cash Tech had working capital deficit of $7,242,652 and available cash of $17,513. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements.

We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of November 30, 2006, we also owe $3,654,096 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which was executed in December, 2006 and will expire on February 1, 2008. We have no current arrangement or capability to repay G.E. its principal.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to several lenders, including the holders of the notes in the principal and interest amount of $520,021 issued in a placement which was completed in January 2000, equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997 and liens in favor of BFI Finance on all assets of TAP Holdings pursuant to a Loan and Security Agreement entered into in November, 2004.

The G.E. loan is secured by certain of our CoinBank machines. As of May 31,2006, we were indebted to G.E. in the amount of approximately $3,654,096 including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's former chairman (who is not an employee of Cash Technologies). As of November 30, 2006 we owed BFI approximately $1,299,735 including interest. Following the sale and winding up of TAP’s Tomco business, the BFI loan will be repaid.

Any additional financing that we may obtain may substantially dilute the interests of our stockholders.

To the extent that we obtain additional financing through the issuance of additional equity securities in the future, such issuance may involve substantial dilution to our then-existing stockholders.

Risks Related to TAP Holdings, LLC

TAP’s revenues are entirely dependent on payments from one company

In October, 2006, TAP sold most of its assets to Champion Parts, Inc. The initial cash payment from Champion was paid to TAP’s secured lender to allow TAP’s assets to be transferred to Champion. The remainder of the purchase price is in the form of a $9.1 million promissory note with a term of 11 years, monthly payments for which are calculated based on a percentage of the total carburetor sales by Champion. While Champion’s projected revenues are expected to result in the note being paid in full during its term, poor performance by Champion, its customers or the carburetor industry, or a default or bankruptcy by Champion could result in a disruption in monthly payments and the note amount not being fully paid. Further, Champion’s payment obligations under the note shall cease at the end of the 11-year term even if the note amount has not been paid in full if through no act of default by Champion.

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

Risks Related to Our CoinBank Business
Impairment Charge

We currently are holding for sale approximately 236 CoinBank machines, which have a carrying value of approximately $609,890 at May 31, 2006. We have taken an impairment charge in the fiscal year ended May 31, 2004 for the carrying value of our CoinBank machines. Impairment on coin machines was $154,140. The impairment was taken due to low inventory turnover for the coin machines. In future periods, additional impairment may be taken based on future sales of coin machines. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. For the fiscal year ended May 31, 2006, we sold eight (8) machines for $31,620. We continue attempting to identify parties interested in acquiring the remaining units, although we cannot guarantee we will continue to have sales or will obtain similar sales results.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 2003 Abraham Mirman of Samson Consulting Corp. was hired, interalia, to provide consulting services and arrange financing for us. The term of the agreement was 12 months at a monthly cost of $50,000 or an equivalent value in shares of our stock; either party had the right to terminate after one month for any reason. Shortly thereafter, we terminated the agreement for Samson's failure to perform. In July 2004, Mirman initiated an arbitration in New York State claiming that the agreement was wrongfully terminated and that Samson was owed $600,000 in damages plus costs. In June 2005, an arbitrator awarded Sampson $100,000 in unpaid fees, $21,650 in statutory interest through July 20, 2005 and no attorney fees or costs. Subsequently, we initiated a lawsuit against Mirman in California, alleging that he failed to provide financing promised in February, 2003, causing damages in excess of $400,000. In February 2006, both parties agreed to settle all outstanding claims without any funds exchanged; i.e. we have dismissed our California lawsuit and Samson has vacated its New York judgment

In 2001 we delivered stock certificates representing 700,000 shares to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. Thereafter the escrow agent, an attorney, passed away and we were never able to recover the certificates. In August, 2004 it came to our attention that a party was attempting to transfer 450,000 of the 700,000 shares. We immediately initiated a lawsuit in New York to prevent the transfer of the shares and have them retired. In December, 2004, we reached a settlement in which the shares were returned to us without any exchange of money. We intend to similarly pursue the recovery of the remaining 250,000 shares, however in the event that we cannot achieve a satisfactory outcome in such effort, some or all of these shares may be treated as outstanding and our Stockholders' Equity line item would have to be adjusted to reflect such additional shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the fiscal quarter ended November 30, 2006, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 286,700 shares of the Company's Common Stock for gross proceeds of $300,700. In addition the Company issued 265,814 five year Common Stock purchase warrants with exercise prices ranging from $1.70 to $2.25.

Subsequent to the fiscal quarter ended November 30, 2006, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 265,000 shares of the Company's Common Stock for gross proceeds of $265,000. In addition the Company issued 232,500 five year Common Stock purchase warrants with exercise prices ranging from $1.65 to $2.00.

The proceeds from these transactions will be used primarily for the day to day operations of the Company.

ITEM 3. DEFAULT UPON SENIOR SECURITIES
In 1997, we entered into a credit agreement with G.E. Capital Corporation ("G.E.") pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The General Electric loan is secured by certain of our CoinBank machines. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which was executed in December, 2006 and will expire in February 1, 2008. Payments are interest only and we have no present plan or capability to repay G.E. its principal. As of November 30, 2006, we owed $3,654,096 including principal and financing fees.

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. As a result of this offering, we issued notes to 48 investors in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants. The notes, secured by a first priority lien on all of our assets, were originally convertible into our common stock at the conversion rate of $9.50 per share and were due and payable on July 31, 2001. The Series B Warrants were originally exercisable at a price of $13.00 per share. Since July 31, 2001, 41 out of 48 noteholders converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each original warrant previously held. The remaining 7 notes are in default of their original or restructured terms. As of November 30, 2006, we owed $520,021 in principal and interest to the seven noteholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this six month period ended November 30, 2006, there have not been any matters submitted for a vote from the security holders.

ITEM 5. OTHER INFORMATION

In May 2003 we completed a private placement offering with a stockholder consisting of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable Warrants to purchase 100,000 shares of common stock. The note is convertible into common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at $1.00 per share. At that time we also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2008. This note was exercised on September 11, 2006 and will be reclassified into equity.

Subsequent to the fiscal quarter ended November 30, 2006, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 69,000 shares of the Company's Common Stock for gross proceeds of $71,500. In addition the Company issued 69,000 five year Common Stock purchase warrants with exercise prices ranging from $2.00 to $2.50.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Report on Form 8-K filed on November 4, 2005 under Item 3.01. Report on Form 8-K/A filed on November 9, 2005 under Item 3.01.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended November 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized the 20th day of October, 2006.

CASH TECHNOLOGIES, INC.

By: /S/ Bruce Korman
Bruce Korman President and Chief Executive Officer

By: /S/ Edmund King
Edmund King Chief Financial Officer