Form 10QSB
period 2007-02-28
CASH TECHNOLOGIES INC
filed 2007-04-24
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED FEBRUARY 28, 2007

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

On April 15, 2007, there were 22,485,475 shares of common stock, $ .01 par value per share, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

CASH TECHNOLOGIES, INC.
FORM 10-QSB

INDEX

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of February 28, 2007 (unaudited) and
	May 31, 2006	3

	Consolidated Statements of Operations for the three-month and nine month
	periods ended February 28, 2007 and February 28, 2006 (unaudited)	4

	Consolidated Statements of Cash Flows for the three-month and nine month
	periods Ended February 28, 2007 and Februrary 28, 2006 (unaudited)	5

	Notes to Consolidated Financial Statements for the three-month and nine month
	periods ended February 28, 2007 and February 28, 2006 (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition,
	Results of Operations, and Risk Factors	14

Item 3.	Controls And Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 5.	Other Information	29

Item 6.	Exhibits and Reports on Form 8-K	29

SIGNATURES		30

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	FEBRUARY 28,	MAY 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,725	$81,355
Accounts receivable	50,292	14,226
Prepaid expenses and other current assets	194,627	185,986
Other receivable (net of allowance $50,000)	151,656	104,684
Assets of discontinued operations
Cash	872	61,636
Accounts receivable	313,696	2,095,107
Prepaid expenses and other current assets	274,614	231,422
Inventory (net of allowance $121,000)	121,690	8,436,161
Property and equipment, net		15,261
Note receivable	1,387,500	-
Other assets	18,230	144,038
Total assets of discontinued operations	2,116,602	10,983,625

Total Current Assets	2,535,902	11,369,876

CoinBank machines held for sale (Note 1(n))	609,890	609,890

PROPERTY AND EQUIPMENT (net)	27,577	30,260

NOTES RECEIVABLE	7,179,045	-

CAPITALIZED SOFTWARE COSTS (Note 1(n))		326,531

CDHC PREFERRED STOCK	900,901	900,901

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

BIPS PREFERRED STOCK	2,000,000	2,000,000

OTHER ASSETS	535,295	535,295

TOTAL ASSETS	$17,288,610	$19,272,753

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 5)	$3,482,287	3,482,287
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 5)	434,646	514,176
Due to Shareholders (Note 4)	532,665	120,750
Accounts payable	1,072,972	607,945
Accrued liabilities	1,599,964	927,228
Dividend payable	210,831	50,416
Liabilities of discontinued operations
Accounts payable	725,459	1,126,690
Notes payable	1,504,004	2,321,207
Accrued expenses and other current liabilities	855,820	1,658,943
Total liabilities of discontinued operations	3,085,283	5,106,840

Total Current Liabilities	10,427,563	10,818,557

Long-Term Notes Payable (Note 6)	-	-

TOTAL LIABILITIES	10,427,563	10,818,557

COMMITMENTS & CONTINGENCIES (Note 7)	-	-

MINORITY INTEREST	(92,535)	(74,517)
MINORITY INTEREST OF DISCONTINUED OPERATIONS	-	684,662
TOTAL MINORITY INTEREST	(92,535)	610,145

STOCKHOLDERS' EQUITY (DEFICIENCY): (Note 6)
Stockholder's equity of discontinued operations
Additional paid in capital	910,000	910,000
Accumulated equity	5,300,364	4,966,785
Total stockholder's equity of discontinued operations	6,210,364	5,876,785

Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized,
647,715 and 647,515 shares issued and outstanding at November 30, 2006 and May 31, 2006	11,188,283	10,625,812

Common Stock, $0.01 par value, 35,000,000 shares authorized,
23,631,164 and 23,035,964 issued and outstanding at November 30, 2006 and May 31, 2006	458,057	346,445

Additional Paid-In-Capital	39,060,773	38,262,424
Accumulated Deficit	(49,963,895)	(47,267,415)

Total stockholders' Equity	6,953,582	7,844,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$17,288,610	$19,272,753

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTH PERIOD		NINE MONTHS
	ENDED FEBRUARY 28,		ENDED FEBRUARY 28,
	2007	2006	2007	2006

NET REVENUES	$103,858	$1,460	$220,232	$40,650
COST OF REVENUES	63,072	444	99,159	25,234

GROSS PROFIT (LOSS)	40,786	1,016	121,073	15,416

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	813,692	730,893	2,376,915	2,213,945
RESEARCH AND DEVELOPMENT	18,750	37,500	75,000	112,500
DEPRECIATION & AMORTIZATION EXPENSE	47,818	141,066	330,019	423,197

OPERATING LOSS	(839,474)	(908,443)	(2,660,861)	(2,734,226)

INTEREST EXPENSE	123,228	96,091	318,422	291,560

LOSS BEFORE INCOME TAXES	(962,702)	(1,004,534)	(2,979,283)	(3,025,786)

INCOME TAXES	-	-	2,400	7,000

MINORITY INTEREST (Note 13)	(5,483)	(6,282)	(18,020)	(18,626)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(957,219)	$(998,252)	$(2,963,663)	$(3,014,160)

DISCONTINUED OPERATIONS
NET REVENUES	$(4,393)	$2,213,261	$2,781,808	$6,025,180
FORGIVENESS OF DEBT	-		-	51,169
COST OF REVENUES	(8,912)	(1,576,645)	(2,250,226)	(4,374,252)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	(68,568)	(638,238)	(1,387,565)	(1,907,801)
INTEREST EXPENSE	(42,288)	(118,196)	(291,908)	(323,227)
GAIN FROM DISPOSITION OF SUBSIDIARY'S ASSETS		-	1,481,468	-
INCOME FROM DISCONTINUED OPERATIONS	(124,161)	(119,818)	333,577	(528,931)

NET INCOME (LOSS)	$(1,081,380)	$(1,118,070)	$(2,630,086)	$(3,543,091)

Dividends & deemed dividends	$55,000	$50,415	$165,000	$326,043

Net income (loss) allocable to common
shareholders	$(1,136,380)	$(1,168,485)	$(2,795,086)	$(3,869,134)

Basic and diluted net income (loss) per share
before extraordinary income	$(0.03)	$(0.06)	$(0.08)	$(0.18)

Basic and diluted net income (loss) per share
for extraordinary income	$(0.03)	$(0.06)	$(0.08)	$(0.20)

Basic and diluted weighted average
shares of common stock outstanding	32,290,404	19,183,870	32,290,404	19,183,870

See notes to consolidated financial statements.

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	February 28,	February 28,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(2,963,663)	$(2,745,374)
Adjustments to reconcile net loss to net cash used by
operating activities:
Minority interest	(275,082)	(18,626)
Amortization of capitalized software	326,531	419,827
Income on forgiveness of debt	-	-
Noncash compensation expense	-	3,308
Non-Cash payment for services	105,000	-
Depreciation expense	2,683	5,689

Changes in operating assets and liabilities:
Accounts receivable	(36,066)	(89,559)
Prepaid expenses and other current assets	(8,641)	(132,419)
Other receivable	(46,972)	-
Inventory	-	(156,111)
CoinBank machines held for sale	-	23,223
Other assets	-	118,250
Accrued interest	(70,615)	105,021
Accounts payable	465,027	13,128
Accrued expenses and other current liabilities	672,736	387,854
Net cash used in operating activities	(1,829,062)	(2,065,789)

INVESTING ACTIVITIES:

Net acquisition cost of Tomco
Purchase of property and equipment	-	(3,439)
		-
Net cash provided by (used in) investing activities	-	(3,439)

FINANCING ACTIVITIES:

Proceeds from conversion of warrants	-	340
Proceeds from the issuance of warrants	-	-
Net proceeds from issuance of preferred stock	562,471	475,000
Proceeds from Long-term debt	403,000
Repayments on short-term debt	-	(321,513)
Repayments on long-term debt		(3,212)
Proceeds from sale of common stock	804,961	1,985,000

Net cash provided by financing activities	1,770,432	2,135,615

CHANGE IN CASH AND CASH EQUIVALENTS	(58,630)	66,387

Cash and Cash Equivalents, Beginning of Period	81,355	102,611

Cash and Cash Equivalents, End of Period	$22,725	$168,998

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	2,400	$7,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Issuance of common stock for services performed	$105,000	$3,308
Gain (Loss) on operations of discontinued operations	$333,577
Dividends declared on preferred stock	$160,415	$317,528
Deemed dividend on warrants issued	$-	$8,515

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

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 28, 2007 and the results of operation and cash flows for the three and nine-month periods ended February 28, 2007 and February 28, 2006. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2006, filed with the SEC. The results of operations for the nine-month period ended February 28, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

Technological feasibility of the Company’s EMMA technology was achieved in September of 1999, and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $18,750 for the three month period ended February 28, 2007.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software to five years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the nine month period ended February 28, 2007, we amortized an additional $326,530 of capitalized software.

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

NOTE 3: STOCKHOLDERS EQUITY

In the fiscal quarter ended February 28, 2007, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 278,000 shares of the Company’s Common Stock for gross proceeds of $299,100. In addition, the Company issued 232,500 five year Common Stock purchase warrants with exercise prices ranging from $1.65 to $2.00.

NOTE 4: RELATED PARTY TRANSACTIONS

As of February 28, 2007, we were in arrears $412,577 for salary to Mr. Korman, $73,088 in expense reimbursements and owed $142,835 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest. In addition, Mr. King loaned $50,000 and Mr. Korman loaned $28,000 to the Company during the nine month period ended February 28, 2007.

NOTE 5: SHORT-TERM DEBT
In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The G.E. loan is secured by certain of our CoinBank machines. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which was executed in December, 2006 and will expire in February, 2008. Payments are interest only and we have no present plan or capability to repay G.E. its principal. As of February 28, 2007 we owed $3,654,096 including principal and financing fees.

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

Since July 31, 2001, 41 out of 48 noteholders have converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each warrant previously held. An additional noteholder has converted $120,876 of his note for 151,095 common shares. The remaining 6 notes are in default of their original or restructured terms. As of February 28, 2007 we owed $434,646 in principal and interest to the 6 remaining noteholders.

In May 2003 we completed a private placement offering with a stockholder consisting of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable Warrants to purchase 100,000 shares of common stock. The note is convertible into common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at $1.00 per share. At that time we also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2008. This note was converted on September 11, 2006 and was reclassified into equity.
For a period of approximately two years, the Company’s subsidiary, TAP Holdings, LLC, operated Tomco Auto Products, until the sale of most of the Tomco assets on October 31, 2006. During such period, TAP maintained as asset-based line of credit for the benefit or Tomco on which a partial repayment of $1,300,000 was made as part of the Tomco sale transaction. As of February 28, 2007, the line of credit had an outstanding balance of approximately $882,701 including interest. The line of credit is secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP’s chairman (who is not an employee of Cash Technologies). The outstanding balance of the line of credit is expected to be fully paid by approximately August, 2007 from remaining Tomco receivables (which were not sold by TAP in the Tomco sale transaction) and monthly note payments from the acquirer of the Tomco assets.

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

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

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

If the fair value based method under FAS 123 had been applied in measuring stock-based compensation expense for the three-month and nine-month periods ended February 28, 2007 and February28, 2006, the pro forma on net income (loss) and net income (loss) per share would have been as follows:

	FOR THREE MONTHS ENDED FEBRUARY 28,			FOR NINE MONTHS ENDED FEBRUARY 28,
	2007	2006	2007	2006

Net Income (Loss)
As Reported	(1,081,380)	(1,118,070)	(2,630,086)	(3,543,091)
Pro Forma	(1,116,354)	(1,515,190)	(2,665,090)	(4,215,839)

Basic and Diluted Income (loss) Per Common Share
As Reported	$(0.03)	$(0.06)	$(0.08)	$(0.18)
Pro Forma	$(0.03)	$(0.08)	$(0.08)	$(0.22)

For the three month period ended February 28, 2007, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2001-2006, expected life of the option is 5 years, expected volatility of 35%, risk free interest rate of 3.76% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $1.66 per option.

For the nine month period ended February 28, 2007, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2000-2005, expected life of the option is 5 years, expected volatility of  78%, risk free interest rate of 3.76% and a 0% dividend yield. The weighted average fair value at the grant date for such option is $1.66 per option.

NOTE 7: SEGMENT REPORTING

We operate through two principal business segments: Claim-Remedi Services, Inc., and CashTechCard Systems, Inc.

	Three months ended		Nine months ended
	February 28,		February 28,
	2007	2006	2007	2006
Net revenues:
Claim Remedi/CashTechCard	103,858	1,460	220,232	5,433
Unallocated	-	-	-	35,217
	103,858	1,460	220,232	40,650

Interest expense:
Claim Remedi/CashTechCard	-	-	-	-
Unallocated	123,228	96,091	318,422	291,560
	123,228	96,091	318,422	291,560

Depreciation & Amortization:
Claim Remedi/CashTechCard	-	-	-	-
Unallocated	47,818	141,066	330,019	423,197
	47,818	141,066	330,019	423,197

Segment Income (loss):
Claim Remedi/CashTechCard	(357,306)	(303,320)	(981,834)	(957,046)
Unallocated	(599,913)	(694,952)	(1,981,829)	(2,057,134)
	(957,219)	(998,272)	(2,963,663)	(3,014,180)

NOTE 8: MINORITY INTEREST

For the nine months ended February 28, 2007, we have allocated $18,019 of losses in CT Holdings to minority interest.

On November 5, 2004 TAP Holdings, LLC (dba Tomco Auto Products) acquired substantially all of the assets and assumed certain liabilities of TomcoAuto Products, Inc. On October 31, 2006 TAP Holdings, LLC sold most of its assets to Champion Parts, Inc. The sale included a transfer of all carburetor related inventory, trademarks, patents and sales contracts. TAP received $1.3 million in cash and up to $9.1 million in future payments, represented by a secured promissory note, to be paid over a maximum of 11 years based on a percentage of combined carburetor sales by Champion. After Cash Tech's investment in TAP has been fully repaid (approximately $1.1 million), TAP will pay approximately 37% of the proceeds from the Champion note to Tibrand Capital Ventures, LLC, Cash Tech's former partner in TAP, with the remainder paid to Cash Tech. TAP has closed its Los Angeles factory and terminated any remaining employees.

NOTE 9: SUBSEQUENT EVENTS

Subsequent to the fiscal quarter ended February 28,2007, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 196,000 shares of the Company’s Common Stock for gross proceeds of $181,000. In addition, the Company issued 20,000 five year Common Stock purchase warrants witha n exercise price of $2.00.

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

Introduction

Cash Technologies, Inc. is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries Cash Tech Card Systems, Inc. (formerly Cintelia Systems Inc.), a Delaware corporation, Claim-Remedi Service, Inc. (formerly Heuristic Technologies, Inc.), a Delaware company, National Cash Processors, Inc., a Delaware corporation, CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized and operating in Salzburg, Austria,  CT Holdings, LLC., a Delaware corporation of which we own 86.65%,  and TAP Holdings, LLC (dba Tomco Auto Products).  Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

Business Highlights

Following are certain financial and operational accomplishments during the current fiscal year, some of which are explained in further detail throughout this document:

•	Completed contracts between October, 2006 and February, 2007 which are expected to bring the Company to profitability as they roll out:

o
Claim-Remedi contract with Imacs, Inc., October, 2006: Provides for integration of Claim-Remedi’s healthcare insurance verification product with Imacs’ industry leading hospital software. Estimated value of contract, $4 million over 36 months.

o	Sale of certain assets of TAP Holdings, November, 2006: Sale of the Tomco assets for $10.4 million, originally purchased for $2.5 million two years earlier.

o
Claim-Remedi contract with Physician Sales and Service (“PSS”), December, 2006: Distribution agreement with the largest supplier of durable medical products in U.S., with a national sales force of 700 reps and client base of 100,000 accounts, to market Claim-Remedi’s healthcare software and services.

o	CashTechCard contract with Connectados.com in January, 2007: Marketing agreement with the largest Spanish-speaking internet community to co-brand and advertise our prepaid MasterCard® debit cards.

o
CashTechCard contract with TV Media, LLC in February, 2007: Marketing agreement with TV advertising group to co-brand and market our prepaid MasterCard® debit card to tens of millions of U.S. households through cable and satellite TV networks.

•
CashTechCard went live on the Green Dot® Financial Network, allowing prepaid debit cards to be loaded at more than 40,000 locations throughout the U.S. at retails stores including Rite Aid, CVS, Walgreens, RadioShack and others.

•	Expanded Claim-Remedi’s DoD business: As the only electronic pharmacy claim processor to the U.S. Dept of Defense, Claim-Remedi expanded its U.S. Air Force processing to include two U.S. Army bases.

•	Expanded and improved Claim-Remedi product line:

o	Claim-Remedi’s best-of-breed insurance claim editor, Pro837™, became web-enabled.

o	Added “universal” interface, allowing healthcare provider’s existing patient management software to import from and export to Claim-Remedi products without manual data entry of most key information.

o	New reporting engine allows clients to create and customize data presentation.

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2006, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop and market our products. We anticipate that losses will continue for the near future. Our expenses have exceeded net revenues since inception. For the nine-month periods ended February 28, 2007 and 2006, we incurred net income (losses) before extraordinary gain of approximately $(2,630,086) and $(3,543,091) respectively.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility was established. Technological feasibility is established upon completion of a detailed program design or working model. Technological feasibility of our EMMA technology was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $75,000 for the nine-month period ended February 28, 2007.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the nine-month period ended February 28, 2007, we amortized an additional $326,530 of capitalized software.

The EMMA asset has been amortized completely as of the February 28, 2007 quarter.

Much of our SG&A costs are fixed in nature, therefore, as the volume of transactions and revenues increase, our SG&A does not increase proportionately.

We record as revenue licensing and software fees as well as coin counting machine sales in accordance with generally accepted accounting principles.

We are currently engaged in two principal lines of business, namely, data processing (including healthcare data processing and financial data processing)and the manufacturing of auto products, however in August, 2006 we agreed to sell our auto products business, a transaction which was sold in October, 2006.

We are currently engaged in two principal businesses within the data processing industry, namely, healthcare data processing, including the sale of related software, and consumer financial transactions generated from the issuance of prepaid MasterCard® debit cards.

 RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2007.

Net revenues for the three-month period ended February 28, 2007 increased to $103,858 compared to $1,460 for the same 2006 period. The increase in net revenue is attributable to an increase in sales of our health care products.

Net revenues attributable to business held for sale for the three-month period ended February 28, 2007 decreased to $(4,393) compared to $2,213,261 for the same 2006 period. This decrease is directly attributable to the sale of a majority of the business during the November 30, 2006 quarter.

Cost of revenues for the three-month period ended February 28, 2007 was $63,072 compared to $444. The increase in cost of revenues is directly related to the increase in sales.

Cost of revenues attributable to business held for sale the three-month period ended February 28, 2007 was $8,912 compared to $1,576,645 for the quarter ended February 28, 2006. This decrease is directly attributable to the sale of a majority of the business during the November 30, 2006 quarter.

Gross profit for the three months ended February 28, 2007 was $40,786 compared to $1,016 for the same period a year ago.

Gross profit attributable to business held for sale for the three months ended February 28, 2007 was $(13,305) compared to $636,616 for the same period a year ago. The decrease in gross profit was attributable the reduced operations because of the sale of the business during the November 30, 2006 quarter.

Selling, General and Administrative expenses for the three months ended February 28, 2007, increased to $813,692 compared to $730,893 for the three months ended February 28, 2006. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Selling, General and Administrative expenses attributable to business held for sale for the three months ended February 28, 2007, decreased to $68,568 compared to $638,238 for the three months ended February 28, 2006. The decrease is related to the sale of a majority of the business.

Research and development expenses for the three months ended February 28, 2007, was $18,750 compared to $37,500 for the three months ended February 28, 2006.

Depreciation and amortization expenses for the three months ended February 28, 2007, and February 28, 2006, were $47,818 and $141,066, respectively.

Interest expense for the three months ended February 28, 2007 and February 28, 2006, was $123,228 and $96,091, respectively the increase was due to additional interest paid to retire a secured note.

Interest expense attributable to the business held for sale for the three months ended February 28, 2007 and February 28, 2006, was $42,288 and $118,196, respectively. The decrease was due to a lower loan carrying amount at TAP Holdings LLC.

Minority Interest for the three months ended February 28, 2007 and February 28, 2006, is $5,483 and $6,282, respectively

Income Taxes for the three months ended February 28, 2007 and February 28, 2006, is 0 and $0, respectively

As a result of the foregoing, net income (losses) for the three months ended February 28, 2007 and February 28, 2006, are $(957,219) and $(998,252), respectively.

As a result of the foregoing, net income (losses) attributable to business held for sale for the three months ended February 28, 2007 and February 28, 2006, are $(124,161) and $(119,818), respectively.

NINE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2006.

Net revenues for the nine-month period ended February 28, 2007 increased to $220,232 compared to $40,650 for the same 2006 period. The increase in net revenue is attributable to an increase in sales of our health care products.

Net revenues attributable to business held for sale for the nine-month period ended February 28, 2007 decreased to $2,781,808 compared to $6,025,180 for the same 2006 period. This decrease is directly attributable to the sale of a majority of the business during the November 30, 2006 quarter.

Cost of revenues for the nine-month period ended February 28, 2007 was $99,159 compared to $25,234 for the same 2006 period. The increase in cost of revenues is directly related to the increase in sales.

Cost of revenues attributable to business held for sale the nine-month period ended February 28, 2007 was $2,250,226 compared to $4,374,252 for the quarter ended February 28, 2006. The decrease in cost of revenues was attributable the reduced operations because of the sale of the business during the November 30,2006 quarter.

Gross profit for the nine months ended February 28, 2007 was $121,073 compared to $15,416 for the same period a year ago.

Gross profit attributable to business held for sale for the nine-months ended February 28, 2007 was $531,582 compared to $1,650,928 for the same period a year ago. The decrease in gross profit was attributable the reduced operations because of the sale of the business at the beginning of the November 30, 2006 quarter.

Selling, General and Administrative expenses for the nine-months ended February 28, 2007, increased to $2,376,915 compared to $2,213,945 for the nine-months ended February 28, 2006. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Selling, General and Administrative expenses attributable to business held for sale for the nine-months ended February 28, 2007, decreased to $1,387,565 compared to $1,907,801 for the nine-months ended February 28, 2006. The decrease is related to costs incurred in closing down the business.

Research and development expenses for the nine-months ended February 28, 2007, was $75,000 compared to $112,500 for the nine-months ended February 28, 2006.

Depreciation and amortization expenses for the nine-months ended February 28, 2007, and February 28, 2006, were $330,019 and $423,197, respectively.

Interest expense for the nine-months ended February 28, 2007 and February 28, 2007, was $318,422 and $291,560, respectively.

Interest expense attributable to the business held for sale for the nine-months ended February 28, 2007 and February 28, 2006, was $291,908 and $323,227, respectively. The decrease was due to a lower loan carrying amount at TAP Holdings LLC.

Minority Interest for the nine-months ended February 28, 2007 and February 28, 2006, is $18,020 and $18,626, respectively

Income Taxes for the nine-months ended February 28, 2007 and February 28, 2006, is 2,400 and $7,000, respectively

As a result of the foregoing, net income (losses) for the nine-months ended February 28, 2007 and February 28, 2006, are $(2,963,663) and $(3,014,160), respectively.

As a result of the foregoing, net income (losses) attributable to business held for sale for the nine-months ended February 28, 2007 and February 28, 2006, are $333,577 and $(528,931), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At February 28, 2007, we had a working capital deficit of $(7,891,661) compared to working capital of $551,319 at May 31, 2006. The large change is a direct result of the sale of most of the current assets of TAP Holdings, LLC which resulted in a long term note. At February 28, 2007, we had a cash balance of approximately $22,725. We are in immediate need of working capital to continue our business and operations. To date, we have been funding our operations primarily through the issuance of equity in private placement transactions with existing stockholders or affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Net cash used in operating activities was $(1,829,062) for the nine-months ended February 28, 2007  compared to $(2,065,789) for the nine-months ended February 28, 2006. The decrease was primarily due to an increase in accrued expenses.

Net cash used in investing activities for the nine-months ended February 28, 2007, was $0 as compared to $(3,439) for the nine-months ended February 28, 2006.

Net cash provided by financing activities for the nine-months ended February 28, 2007, was $1,770,432 as compared to $2,135,615 for the nine-months ended February 28, 2006. The decrease was attributable to the net result of various fund raising activities.

In 1997, we entered into a credit agreement with G.E. Capital Corporation (“G.E.”) pursuant to which we borrowed $5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. The G.E. loan is secured by certain of our CoinBank machines. In 2000, we entered inot the firest of several loan renewals with G.E.,the most recent of which was executed in December, 2006 and will expire in February, 2008. Payments are interest only and we have no present plan or capability to repay G.E. its principal. As of February 28, we owed $3,654,096 including principal and financing fees.

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

Since July 31, 2001, 41 out of 48 noteholders have converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each warrant previously held. An additional noteholder has converted $120,876 of his note for 151,095 common shares. The remaining 6 notes are in default of their original or restructured terms. As of February 28, 2007 we owed $434,646 in principal interest to the 6 remaining noteholders.

In November 2004, TAP Holdings, LLC established a line of credit with BFI Business Finance. The maximum amount available under the line of credit is $2,000,000, limited to 60% of eligible accounts receivable plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (10% at May 31, 2005). The line of credit is collateralized by a security interest in TAP's accounts receivable, inventories, property and equipment and certain other assets as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). TAP must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement. As of February 28, 2007, there was $882,701 outstanding including interest.

The outstanding balance is expected to be fully paid by approximately August, 2007 from the collection of remaining Tomco receivables (which were not sold by TAP in the Tomco sale transaction) and monthly note payments from the acquirer of the Tomco assets.

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

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2006 and 2005, we had net sales of $8,208,226 and $5,718,886, respectively. Virtually all of our revenues for the fiscal year ended May 31, 2005 until the quarter ending November 30, 2006 were derived from our TAP subsidiary; however TAP operations substantially ceased in October, 2006 with the sale of most of its assets. Our efforts are now focused on the healthcare and financial data processing products which are marketed by our Claim-Remedi Services, Inc. and CashTechCard Systems, Inc. subsidiaries, however, revenues will be substantially lower and losses will continue until and unless our products are more widely sold.

Prior to the fiscal year ended May 31, 2006 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2006 and 2005, net income (losses) of ($5,038,393) and $3,655,760 respectively. Net income for the fiscal year ended May 31, 2005, was derived principally from our purchase of the Tomco assets. While management believes that it will generate operating profits in the future, no assurance can be given. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2006 and 2005, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the nine month period ended February 28, 2007 we have incurred additional (losses) of (2,630,086).

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of February 28, 2007 we had outstanding current liabilities of $10,427,563, of which approximately $434,646 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of February 28, 2007, Cash Tech had working capital deficit of $7,891,661 and available cash of $22,725. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of February 28, 2007, we also owe $3,654,096 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which was executed in December 2006 and will expire on February 1, 2008. We have no current arrangement or capability to repay G.E. its principal.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to several lenders, including the holders of the notes in the principal and interest amount of $434,646 issued in a placement which was completed in January 2000, equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997 and liens in favor of BFI Finance on all assets of TAP Holdings pursuant to a Loan and Security Agreement entered into in November, 2004.

The G.E. loan is secured by certain of our CoinBank machines. As of May 31,2006, we were indebted to G.E. in the amount of approximately $3,654,096 including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). As of February 28, 2007 we owed BFI approximately $882,701 including interest. The outstanding balance owed to BFI is expected to be fully paid by approximately August, 2007 from the collection of remaining Tomco receivables (which were not sold by TAP in the Tomco sale transaction) and monthly note payments from the acquire of the Tomco assets.

Any additional financing that we may obtain may substantially dilute the interests of our stockholders.

To the extent that we obtain additional financing through the issuance of additional equity securities in the future, such issuance may involve substantial dilution to our then-existing stockholders.

Risks Related to our TAP Holdings, LLC

TAP’s cash flow is entirely dependent on payments from one company

On October, 31 2006, TAP sold most of its assets to Champion Parts, Inc. The initial cash payment from Champion of $1.3 million was paid to TAP,s secured lender to allow TAP’s assets to be transferred to Champion. The remainder of the purchase price is in the form of a $9.1 million promissory note with a term of 11 years, monthly payments for which are calculated based on a percentage of the total carburetor sales by Champion. While Champion’s projected revenues are expected to result in the note being paid in full during its term, poor performance by Champion, its customers or the carburetor industry, or a default or bankruptcy by Champion could result in a disruption in monthly payments and the note amount not being fully paid. Further, Champion’s payment obligations under the note shall cease at the end of the 11-year term even if the note amount has not been paid in full if through no act of default by Champion. Under the terms of the Champion note, the initial six payments beginning February, 2007 are $100,000 per month. Thereafter, payments will vary based on the terms of the note. In any event, however, such payments shall, for the foresccable future, constitute a material contribution to the Company’s cash flow and the loss of such payments for any reason could have a material adverse affect.

Risks Related to Our Healthcare software and Prepaid Debit Card Products

Competition in healthcare software and prepaid debit card products is intense.

Claim-Remedi’s healthcare products compete with products offered by companies that are larger, better known and better capitalized than Claim-Remedi. Similarly, competition in the prepaid debit card market is intense and some competitors are larger and more established than CashTechCard. Claim-Remedi and CashTechCard have taken steps and developed features designed to differentiate our products, however these steps may prove inadequate in which event the companies might have to withdraw one or more of their products which would have a material adverse effect on Cash Technologies.

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

Under CashTechCard’s agreement with its card issuing bank, CashTechCard has liability for losses caused by card fraud and misuse. These losses are predicted based on historical statistics and compensating reserves are maintained by the issuing bank, however in the event that these losses were to increase due to unexpected behavior of a particular card program or cardholder group, CashTechCard and the Company would be adversely affected.

Risks Related to Our CoinBank Business

Impairment Charge

We are currently holding for sale approximately 236 CoinBank machines which were manufactured when the Company was actively engaged in the sale of such equipment. The machines have a carrying value of approximately $609,890 at May 31, 2006. We have taken an impairment charge in the fiscal year ended May 31, 2004 for the carrying value of our CoinBank machines. Impairment on coin machines was $154,140. The impairment was taken due to low inventory turnover for the coin machines. In future periods, while we intend to liquidate the remaining machines, additional impairment may be taken based. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. For the fiscal year ended May 31, 2006, we sold eight (8) machines for $31,620. We have identified parties interested in acquiring the remaining units, although there is no assurance that such sales will be consummated and we may not fully recover the carrying value of our CoinBank machines held for sale.

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

The market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. Since June 1, 2005, the sale price for our common stock, as reported by the American Stock Exchange has fluctuated from a low of $0.55 to a high of $1.75 per share. The market price of our common stock could be impacted by a variety of factors, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the fiscal quarter ended February 28, 2007, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 278,000 shares of the Company’s Common Stock for gross proceeds of $299,100. In addition, the Company issued 232,500 five year Common Stock purchase warrants with exercise prices ranging from $1.65 to $2.00.

The proceeds from these transactions will be used primarily for the day to day operations of the Company.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. As a result of this offering, we issued notes to 48 investors in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants. The notes, secured by a first priority lien on all of our assets, were originally convertible into our common stock at the conversion rate of $9.50 per share and were due and payable on July 31, 2001. The Series B Warrants were originally exercisable at a price of $13.00 per share. Since July 31, 2001, 41 out of 48 noteholders converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each original warrant previously held. An additional noteholder has converted $120,876 of his note for 151,095 common shares. The remaining 6 notes are in default of their original or restructured terms. As of February 28, 2007 we owed $434,646 in principal interest to the 6 remaining noteholders.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this nine-month period ended February 28, 2007, there have not been any matters submitted for a vote from the security holders.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Report on Form 8-K filed on November 4, 2005 under Item 3.01.
Report on Form 8-K/A filed on November 9, 2005 under Item 3.01.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended February 28, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized the 19th day of April 2007.

CASH TECHNOLOGIES, INC.

By: /S/ Bruce Korman
Bruce Korman
President and Chief Executive Officer

By: /S/ Edmund King
Edmund King
Chief Financial Officer