Form 10KSB
period 2007-05-31
CASH TECHNOLOGIES INC
filed 2007-09-13
CIK 1022964

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Our revenues, for our fiscal year ended May 31, 2007, were $313,946.

On May 31, 2007, there were 22,790,663 shares of common stock, $ .01 par value per share, issued and outstanding. The aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $0.96 at which the stock was sold on such date was, approximately $21,879,036.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

On September 9, 2007, there were 24,442,976 shares of Common Stock, $ .01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Description of Business

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, Cash Tech Card Systems, Inc. (formerly Cintelia Systems Inc.), a Delaware corporation,CT Holdings, LLC., a Delaware corporation of which we own 86.65%, Claim-Remedi Service, Inc. (formerly Heuristic Technologies, Inc.), a Delaware company and TAP Holdings, LLC (formerly dba Tomco Auto Products), of which we own 100%. Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

Business Highlights

Following are certain financial and operational accomplishments during and subsequent to FY 2007, explained in further detail throughout this document:

•
Sold our Tomco line of business, which we purchased in November 2004 for $2.5 million in cash, for up to $11 $10.4 million in the form of a $9.1 million secured promissory note and $1.3 million in cash*

•	Raised approx. $2.2M in equity for operations

•
Established strategic relationships with major distribution partners in the healthcare industry, including the largest supplier of medical supplies in the U.S., Physician Sales and Service (NASDAQ:PSSI) and Accuro Healthcare Solutions (formerly Imacs, Inc.), a leading healthcare software company.

•	Rolled out the first electronic pharmacy claims processing platform to the U.S. Air Force

•	Completed exclusive agreements with debit card distributors including TV advertising company TV Media LLC, online Latino community Connectados.com, Birthright Israel sponsor Mayanot Institute.

(*under certain conditions the note may not pay out the entire face amount - see details below)

Until this year, we were engaged in two principal lines of business, namely, data processing (including healthcare data processing and financial data processing)and the manufacturing of auto products, however in October, 2006 we sold our auto products business.

Furthermore, it is our strategy, in addition to the continued aggressive marketing of our products, to actively seek acquisitions and investments in the healthcare industry that are synergistic to our healthcare products.

Patented capabilities of EMMA include its ability to manage and communicate the various transaction messages in parallel, or asynchronously, expediting transaction processing and the ability to manage disparate networks efficiently.

CLAIM-REMEDI SERVICES, INC., CASHTECHCARD SYSTEMS, INC.

In August late 2004, we expanded our data processing initiatives into the healthcare and debit card industries by establishing our Claim-Remedi Services, Inc. and CashTechCard Systems, Inc. subsidiaries and hiring executive staff experienced in those industries. After marketing research and technical development, Claim-Remedi has launched a line of products to improve the processing of healthcare insurance claims and CashTechCard began marketing a debit card product that targets the employee benefits, payroll and underbanked market segments.

Claim-Remedi's products include more specifically:

•
ProIdentify, which allows determination of a patient's insurance eligibility status in real time, allowing healthcare providers to avoid eligibility losses that affect approximately 6% of insurance claims.

•
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

•
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

CashTechCard's products include a stored-value MasterCard debit card suited for the unbanked, sub-prime or underage markets as well as for corporate payments, loyalty programs, membership clubs and other applications. The cards overlap our healthcare strategy in that they can be used as Health Savings Accounts and claim-payment tools by healthcare insurers. In addition to allowing typical credit-card type purchases and ATM withdrawals, the Card acts as a virtual bank account, permitting direct deposits and electronic bill payments. Unlike credit cards, stored-value cards are prepaid; i.e. they can be used only for purchases or withdrawals up to the amount previously loaded onto the card. Since no credit underwriting is required; persons without a bank account or with poor credit can obtain one. Companies can use the Card as a way to distribute payroll to temporary or unbanked workers or to distribute tax-exempt medical and transportation benefits without issuing checks, parents can provide the Cards to teenagers to efficiently and safely manage a spending allowance, check cashers can distribute the Card to customers and load the Card with check cashing proceeds, etc. The medical benefits capabilities of the cards provides an interrelationship with our Claim-Remedi healthcare products. The card is presently marketed under the name CashTech.Card and Papa Cash Card. We earn fees on every card transaction.

Prior to the formation of Claim-Remedi and CashTechCard Services the Company developed and patented sophisticated transaction processing technology called EMMA. Our EMMA software, when integrated with Claim-Remedi's products in the future, will enhance those products. For healthcare products, EMMA can integrate financial functions with health insurance processing to further improve efficiency in the healthcare industry. For stored-value cards, EMMA can add proprietary functionality to differentiate the cards from competitive offerings.

TOMCO AUTO PRODUCTS

Tomco remanufactured and sold replacement fuel systems (carburetors and diesel pumps) for domestic and foreign automobiles, trucks and marine applications. The Company distributed its products through a nationwide network of retailers. On October 31, 2006 TAP Holdings, LLC sold most of its assets to Champion Parts, Inc. The sale included a transfer of all carburetor related inventory, trademarks, patents and sales contracts. TAP received $1.3 million in cash and up to $9.1 million in future payments, represented by a secured promissory note, to be paid over a maximum of 11 years based on a percentage of combined carburetor sales by Champion. After Cash Tech's investment in TAP has been fully repaid (approximately $1.2 million), TAP will pay approximately 37% of the proceeds from the Champion note to Tibrand Capital Ventures, LLC, Cash Tech's former partner in TAP, with the remainder paid to Cash Tech. TAP has closed its Los Angeles factory and terminated any remaining employees.

Industry (Market) Overview

Health Care Products

The healthcare industry is plagued with data communications and compatibility problems that financial services and other industries solved years ago using modern data processing tools. Our experience in financial data processing technologies provided the background for us to acquire and develop products that bridge weaknesses in healthcare administration. "Cost control" in the healthcare industry has traditionally referred only to capping medical expenditures. Since further reducing payments to providers is difficult and will likely result in only small gains, the emphasis has shifted to reducing administrative costs. Comparatively few efforts had been made to control administrative costs, which account for a large portion of the total cost of healthcare. In the United States, where $2 trillion is spent on healthcare annually, inefficient healthcare administration is costly. Our software solutions target several particularly inefficient areas of healthcare administration: claim submission, determination of patient insurance eligibility for healthcare providers, and claim editing for providers and payers.

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

Currently, some 30% of all health insurance claims submitted by a provider are rejected by the payer organization and returned weeks later for correction and resubmission or are considered invalid. Pro837 acts like a claims proofreader: Before the claims are submitted to the payer organization, Pro837 subjects the claim to the exact standards used by the respective payer organization in adjudicating the claim - nearly two million business rules are contained in Pro837's rules engine. It then reports problem claims with precise instructions for repairing the errors and forwards payable claims to the payer- all in a matter of seconds. Pro837 can reduce a provider's claim rejection rate to less than 2%, a dramatic improvement. Implementation of Pro837 results in a significant reduction in receivables, receivables days outstanding and overhead costs of managing claims. To maintain the highest performance standards, Pro837's rules engine is updated every week with the newest published rules from payer organizations as well as unpublished and often unannounced rules resulting from the reverse engineering of actual payment rejection files.

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

Payor837 acts like a filter for payers, allowing only claims that are able to be paid to reach the billing staff, immediately rejecting defective claims (those that are incomplete, erroneous or fail the payer's business rules), sending those claims back to the respective providers with detailed explanations of required corrections. This process results in a dramatic reduction in claims handling and associated costs and improved information for the providers. We have joined forces with strategic partner Affiliated Computer Services, Inc. ("ACS"), one of the nation's largest medical data processors, to bundle Payor837 with ACS's claims submission gateway. This will allow payers to receive "clean" claims submitted by any provider through a single connection instead of receiving error-laden claims from thousands of submitters over hundreds of separate connections. We will believe that this will prove to be a compelling product for payers in the U.S.

Pro837/Payor837 Software

Claim-Remedi acquired an 8-year exclusive license for the major component of Pro837/Payor837 from the third-party developer of the software, subject to certain volume targets. A portion of all per-transaction revenue received from customers is paid to the third-party developer. Further, Cash Technologies owns a 19.9% equity stake in the developer, Claim Remedi, Inc.

Stored Value Card

CashTechCard Systems offers a stored-value debit MasterCard card which has a variety of applications, including (i) corporate expense and benefits reimbursements, (ii) corporate payroll, (iii) credit card functionality for those with bad or no credit or no bank account, (iv) as a loyalty or membership card with financial functions, (v) virtual bank account, (vi) as a means of providing funds to dependents, etc. The Card can also be used as a Health Savings Account (HAS), allowing employers to reimburse healthcare costs of high-deductible health plans with greatly reduced administration and costs. The Card can be used at millions of merchants and ATMs around the world and features MasterCard fraud and loss protection. The Card can be reloaded and managed at the CashTechCard.com website, via toll free phone support or at tens of thousands of Green Dot Financial Network locations, including Rite Aid, CVS, Walgreens, RadioShack and many other retailers nationwide. Competition in the U.S. for debit card distribution is fierce and made it attractive for us to create a card program in Europe, where prepaid debit cards are in their infancy and where we can distribute cards through relationships created previously in the marketing of our European coin machines.

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

Claim-Remedi has contracted non-exclusively with Physician Sales and Service, Inc. (PSS), the largest supplier of medical products to the physician practice market in the U.S., to distribute its healthcare software products. PSS has about 700 sales reps in the U.S. and approximately 250,000 doctor clients. Claim-Remedi is also direct-marketing to the small practice market and pursuing partnerships with other software vendors for integration of our products with their complimentary products.

In the hospital market, Claim-Remedi has begun direct marketing to hospitals and pursuing relationships with hospital software vendors. One such relationship, with Accuro Healthcare Solutions (formerly Imacs, Inc.) will integrate Claim-Remedi’s eligibility product with Accuro’s products. Accuro provides software to more than a thousand hospitals in the U.S. Lastly, through direct marketing and our association with Affiliated Computer Services, Inc. (ACS), we are marketing our products to payers.

CashTechCard's debit card products are sold through several channels. We are marketing the cards through resellers, including: A Southern California check cashing chain Leading TV advertising company TV Media, LLC, who have begun marketing a private-labeled version of our debit card called the iShop Card Conectados.com, the largest Spanish speaking internet community Mayanot Institute, a sponsor of the Birthright Israel program in which the Israeli government sponsors thousands of Jewish students to visit Israel at no cost We have also completed an agreement with a payment processor to distribute a private-labeled  version of the card to be called the Greenback Card(TM).  Our website at www.cashtechcard.com, is used to market the card using  internet marketing techniques. In addition we have created a prepaid debit card program in Europe, where the prepaid market is in its infancy.
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

Employees

As of May 31, 2007, we employed 14 employees and three contractors on a full-time basis.  Of the Cash Tech staff, two were engaged in facilities and security, one in customer service, six in administration and business development, and six in system support and development.

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

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2007 and 2006, we had net sales of $313,946 and $55,007, respectively. Virtually all of our revenues for the fiscal year ended May 31, 2005 until the quarter ending November 30, 2006 were derived from our TAP subsidiary; however TAP operations substantially ceased on October 31, 2006 with the sale of most of its assets. Our efforts are now focused on the healthcare and financial data processing products which are marketed by our Claim-Remedi Services, Inc. and CashTechCard Systems, Inc. subsidiaries, however revenues will be substantially lower and losses will continue until and unless our products are more widely sold.

Prior to the fiscal year ended May 31, 2007 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2006 and 2007, net income (losses) of ($5,038,393) and $(3,733,746) respectively. Net income for the fiscal year ended May 31, 2005, was derived principally from our purchase of the Tomco assets. While management believes that it will generate operating profits in the future, no assurance can be given. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2006 and 2007, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of May 31, 2007 we had outstanding current liabilities of $10,025,982, of which only $193,750 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of May 31, 2007, Cash Tech had working capital of $331,640 and available cash of $1,107,649. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of May 31, 2007, we also owe $3,654,096 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which was executed in December 2006 and will expire on February 1, 2008. We have no current arrangement or capability to repay G.E. its principal.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to several lenders, including the holder of notes in the principal and interest amount of $256,500 issued in a placement which was completed in January 2000, equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997 and liens in favor of BFI Finance on all assets of TAP Holdings pursuant to a Loan and Security Agreement entered into in November, 2004.

The G.E. loan is secured by certain of our CoinBank machines. As of May 31,2007, we were indebted to G.E. in the amount of approximately $3,654,096 including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's former chairman (who is not an employee of Cash Technologies). As of May 31 2007 we owed BFI approximately $538,821 including interest. The outstanding balance owed to BFI is expected to be fully paid by approximately October, 2007 from the collection of remaining Tomco receivables (which were not sold by TAP in the Tomco sale transaction) and monthly note payments from the acquirer of the Tomco assets.

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

Risks Related to TAP Holdings, LLC

TAP’s revenues are entirely dependent on payments from one company

On October 31, 2006, TAP sold most of its assets to Champion Parts, Inc. The initial cash payment from Champion of $1.3 million was paid to TAP,s secured lender. The remainder of the purchase price is in the form of a $9.1 million promissory note with a term of 11 years, monthly payments for which are calculated based on a percentage of the total carburetor sales by Champion. While Champion’s projected revenues are expected to result in the note being paid in full during its term, poor performance by Champion, its customers or the carburetor industry, or a default or bankruptcy by Champion could result in a disruption in monthly payments and the note amount not being fully paid. Further, Champion’s payment obligations under the note shall cease at the end of the 11-year term even if the note amount has not been paid in full if through no act of default by Champion. Under the terms of the Champion note, the initial six payments beginning February, 2007 are $100,000 per month. Thereafter, payments will vary based on the terms of the note. In any event, however, such payments shall, for the foreseeable future, constitute a material contribution to the Company’s cash flow and the loss of such payments for any reason could have a material adverse affect.

Risks Related to Our Healthcare and Prepaid Debit Card Products

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

Risks Related to Our CoinBank Machines
Impairment Charge

We are currently holding for sale approximately 236 CoinBank machines which were manufactured when the Company was actively engaged in the sale of such equipment. The machines have a carrying value of approximately $609,890 at May 31, 2007. We have taken an impairment charge in the fiscal year ended May 31, 2004 for the carrying value of our CoinBank machines. Impairment on coin machines was $154,140. The impairment was taken due to low inventory turnover for the coin machines. In future periods, while we intend to liquidate the remaining machines, additional impairment may be taken. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. For the fiscal year ended May 31, 2007, we sold no machines. We have identified parties interested in acquiring the remaining units, although there is no assurance that such sales will be consummated and we may not fully recover the carrying value of our CoinBank machines held for sale.

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

Although we have been issued U.S. Patents with respect to our CoinBank and EMMA technologies, there can be no assurance that these patents will afford us any meaningful protection. We intend to rely primarily on a combination of trade secrets, technical measures, copyright protection and nondisclosure agreements with our employees to establish and protect the ideas, concepts and documentation of software developed by us. Such methods may not afford complete protection, and there can be no assurance that third parties will not independently develop such technology or obtain access to the software we have developed. Although we believe that our use of the software we developed and other software used in our operations does not infringe upon the rights of others, our use of the software we developed or such other software may infringe upon the patents or intellectual property rights of others. In the event of infringement, we could, under certain circumstances, be required to obtain a license or modify aspects of the software we developed or such other software or refrain from using such software. We may not have the necessary financial resources to defend any infringement claim made against us or be able to successfully terminate any infringement in a timely manner, upon acceptable terms and conditions or at all. Failure to do any of the foregoing could have a material adverse effect on us. Moreover, if the software we developed or any other software or hardware used in our business is deemed to infringe upon the rights of others, we could, under certain circumstances, become liable for damages, which could have a material adverse effect on us. We received United States trademark registration for the "CoinBank" name in September 1997. Although we are not aware of any claims of infringement or other challenges to our rights to use this trademark, there can be no assurance that our marks do not or will not infringe upon the proprietary rights of others or that our marks would be upheld if challenged.

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

Our common stock has not been traded above $5.00 in over seven years. If our common stock were to be delisted from trading on the American Stock Exchange and the trading price of the common stock remained below $5.00 per share, trading in our common stock would be subject to the requirements of certain rules promulgated under the Exchange Act related to so-called penny stocks. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock and the ability of purchasers to sell our common stock in the secondary market.

The price of our common stock has been, and may continue to be, volatile.

The market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. Since June 1, 2006, the sale price for our common stock, as reported by the American Stock Exchange has fluctuated from a low of $0.xx to a high of $x.xx per share. The market price of our common stock could be impacted by a variety of factors, including:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5. MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the American Stock Exchange under the symbol, "TQ".

The following is the range of closing bid prices for the common stock for the periods indicated below:

Year ended May 31, 2007		High	Low

Q1	June 1 - August 31	1.29	.67

Q2	September 1 - November 30	1.25	.80

Q3	December 1 - February 28	1.17	.80

Q4	March 1 - May 31	1.12	0.85

Year ended May 31, 2006		High	Low

Q1	June 1 - August 31	1.09	0.75

Q2	September 1 - November 30	1.19	0.65

Q3	December 1 - February 28	0.93	0.55

Q4	March 1 - May 31	1.20	0.59

On Jan 30, 2006 we had a high and low price of $0.84 and $0.55, respectively.

Dividend Policy

During the fiscal year ended May 31, 2007, we paid no dividends. The declaration in the future of any cash dividends on our common stock will be at the discretion of our board of directors and will depend upon a variety of factors, including our earnings, if any, capital requirements and financial position, as well as the general economic conditions at the time in question. Moreover, the payment of cash dividends on the Common stock in the future could be limited or prohibited by the terms of financing agreements that we may enter into, such as a bank line of credit or an agreement relating to the issuance of other of our debt securities, or by the terms of any preferred stock that are or may be issued and then outstanding.

During the fiscal year ended May 31, 2007, we accrued dividends of $210,803 for all Preferred Stock outstanding as compared to $50,416 for the fiscal year ended May 31, 2006.

•	a 6% interest 3 year convertible note for $1,200,000 with a conversion price of $1.05 per share,

•	$300,000 of common stock at $0.80 per share, or 375,000 shares of common stock,

•	common stock purchase warrants to purchase 759,000 shares of common stock at $1.75 per share

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
Recent Sales of Unregistered Securities

On June 22, 2006, the company announced that on May 30, 2006 it completed a $2,000,000 investment in Business Intelligent Processing Systems, Limited (BIPS). Under the terms of the investment, Cash Technologies has issued 200 shares of its Series M Convertible Preferred Stock to BIPS in exchange for 10% of the outstanding shares of BIPS. The Preferred Stock is convertible into shares of Cash Tech's Common Stock after June 1, 2007 at a conversion price of between $1.00 and $2.00 per share, determined at the time of conversion based on the market value of the Common Stock, resulting in the issuance of between 1,000,000 and 2,000,000 share of Common Stock to BIPS. In addition, if BIPS does not reach certain revenue targets within two years, Cash Tech can repurchase up to 75% of the Preferred Stock for $.01 pr share. Preferred Stock which is subject to Cash Tech's repurchasing rights cannot be converted. Cash Technologies will have the right to appoint a director to the Board of Directors of BIPS.
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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, CashTechCard Systems, Inc. (formerly Cintelia Systems Inc.), a Delaware corporation,CT Holdings, LLC., a Delaware corporation of which we own 86.65%, Claim-Remedi Services, Inc. (formerly Heuristic Technologies, Inc.), a Delaware company, formed in May, 2004, to engage in healthcare data processing and debit card issuance and TAP Holdings, LLC (dba Tomco Auto Products), formed in November, 2004 to acquire certain assets and assume certain liabilities of Tomco Auto Products, Inc.

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2007, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to have a high level of operating expenses, we will continue to develop and improve our various products. We anticipate that losses will continue for the foreseeable future. Our expenses have exceeded net revenues since inception. For the fiscal years ended May 31, 2007 and 2006, we received net income (losses) of $(3.3) million and $(5.0) million, respectively.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of May 31, 2007, capitalized software costs had been fully amortized. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $93,750 for the fiscal year ended May 31, 2007 and $150,000 for the fiscal year ended May 31, 2006.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the fiscal year ended May 31, 2007, we amortized an additional $326,531 of capitalized software.

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

Revenues generated from CoinBank machines accounted for approximately 0% of net revenues for the fiscal year ended May 31, 2007 compared to 65% for the fiscal year ended May 31, 2006, with the balance involving software and licensing fees from our EMMA related services and Tomco. Although there can be no assurance, we anticipate that the revenue associated with processing fees derived from Claim-Remedi and CashTechCard transaction processing will become the primary source of our future revenues.

Results of Operations

Fiscal Year Ended May 31, 2007, Compared to Fiscal Year Ended May 31, 2006

Net Revenues for the year ended May 31, 2006, was $313,946 compared to $55,007 in fiscal year 2006. Cost of revenues for the year ended May 31, 2007, was $424,281 compared to $32,064 in fiscal year 2006.

Gross profit for the year ended May 31, 2007, was $(110,335) as compared to $22,943 for the year ended May 31, 2006.

Selling, general and administrative expenses for the year ended May 31, 2007, were $3,011,275 compared to expenses of $3,271,606 for the fiscal year 2006. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase was primarily due to Increases in license, consulting, and legal fees.

Research and development expenses for the fiscal year ended May 31, 2007, was $93,750 compared to $150,000 for the fiscal year ended May 31, 2006. The decrease was the result of a reduction in programmer costs incurred.

Depreciation and amortization expenses in fiscal year 2007 was $407,567 compared to $390,562 in fiscal 2006.

Other Income for the fiscal year ended May 31, 2007 was $271,250 compared to $121,650 for the 2006 period. Other Income was from forgiveness of certain debt in 2006 and was from a write-off of certain convertible debt in 2007 which debt had been deemed abandoned .

Interest expense for the fiscal years 2007 and 2006 was $407,567 and $390,562, respectively.

Income Taxes for the fiscal year ended May 31, 2007 was $7,000 compared to $2,400 for the fiscal year ended May 31, 2006.

Minority Interest for the fiscal year ended May 31, 2007 and May 31, 2006, was $(24,124) and ($24,521), respectively.  Gain From Disposition of Subsidiary’s Assets of $1,481,468 was a result of the sale of a majority of the assets of the Company’s TAP subsidiary. As a result of the foregoing, net income (losses) for the years ended May 31, 2007 and 2006 were (3,377,746) and $(5,038,393), respectively.

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

Selling, general and administrative expenses for the year ended May 31, 2006, were $3,271,606 compared to expenses of $2,695,792 for the fiscal year 2005. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The increase was primarily due to Increases in license, consulting, and legal fees.

Research and development expenses for the fiscal year ended May 31, 2006, was $150,000 compared to $155,680 for the fiscal year ended May 31, 2005. The decrease was the result of a reduction in programmer costs incurred.

Depreciation and amortization expenses in fiscal year 2006 was $564,263 compared to $563,336 in fiscal 2005.

Other Income for the fiscal year ended May 31, 2006 was $121,650 compared to $1,859,693 for the 2005 period. Income from forgiveness of debt in 2005 was comprised of forgiveness of certain debt and settlement of certain pending lawsuits of the Company and its subsidiaries.

Interest expense for the fiscal years 2006 and 2005 was $390,562 and $153,345, respectively. The decrease was due to the reversal of overaccrued interest in 2005 after an analysis of the GE Capital debt/interest.

Income Taxes for the fiscal year ended May 31, 2006 was $7,000 compared to $4,000 for the fiscal year ended May 31, 2005. The increase was due to the formation new subsidiaries.

Minority Interest for the fiscal year ended May 31, 2006 and May 31, 2005, was $(24,521) and ($26,795), respectively.

Extraordinary gain(loss) for the fiscal year ended May 31, 2006 was $(824,075) and May 31, 2005 was $5,324,648 resulting from the purchase of assets from Tomco.

As a result of the foregoing, net income (losses) for the years ended May 31, 2006 and 2005 were $5,038,393 and $3,655,760, respectively.

Liquidity And Capital Resources

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At May 31, 2007, we had working capital of $331,640 compared to $551,319 at May 31, 2006. At May 31, 2007, we had a cash balance of $1,107,649 compared to $81,355 at May 31, 2006. We are in immediate need of substantial working capital to continue our business and operations. To date, we have been funding our operations through the issuance of equity in private placement transactions with existing stockholders or persons with whom we have relationships, including affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

Since inception, we have satisfied our working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from our security holders. Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2007, which indicated a substantial doubt as to our ability to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs.

Net cash used in operating activities was $2,785,693 for the fiscal year ended May 31, 2007 compared to $2,835,269for the fiscal year ended May 31, 2006.

Net cash used in investing activities for the fiscal year ended May 31, 2007, was $0 as compared to $1,120 for the fiscal year ended May 31, 2006.

Net cash provided by financing activities for the fiscal year ended May 31, 2007, was $3,801,987as compared to $2,815,134 for the fiscal year ended May 31, 2006. The increase in Net cash provided by financing activities for 2006 was primarily attributable to increases in proceeds from the issuance of Debt of $1,616,420and $250,000 in proceeds from the issuance of preferred stock.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cash Technologies, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Cash Technologies, Inc. and Subsidiaries (the "Company") as of May 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cash Technologies, Inc. and Subsidiaries as of May 31, 2007 and 2006 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ VASQUEZ & Company LLP

Los Angeles, California
September 13, 2007.

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MAY 31,	MAY 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,107,649	$81,355
Accounts receivable	29,853	14,226
Prepaid expenses and other current assets	194,627	185,986
Other receivable (net of allowance $50,000)	163,551	104,684
Assets of discontinued operations
Cash	41	61,636
Accounts receivable	192,360	2,095,107
Prepaid expenses and other current assets	263,076	231,422
Inventory (net of allowance $121,000) (Note 2)	121,690	8,436,161
Property and equipment, net		15,261
Note receivable	8,266,545	-
Other assets	18,230	144,038
Total assets of discontinued operations	8,861,942	10,983,625

Total Current Assets	10,357,622	11,369,876

CoinBank machines held for sale (Note 1(n))	609,890	609,890

PROPERTY AND EQUIPMENT (net) (Note 3)	26,823	30,260

NOTES RECEIVABLE		-

CAPITALIZED SOFTWARE COSTS (Note 1(n))		326,531

CDHC PREFERRED STOCK	900,901	900,901

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

BIPS PREFERRED STOCK	2,000,000	2,000,000

OTHER ASSETS	535,295	535,295

TOTAL ASSETS	$17,930,531	$19,272,753

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 4)	$3,482,286	3,482,287
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 4)	170,519	514,176
Due to Shareholders	602,610	120,750
Accounts payable	1,131,497	607,945
Accrued liabilities	1,666,733	927,228
Dividend payable	261,246	50,416
Liabilities of discontinued operations
Accounts payable	725,443	1,126,690
Notes payable	1,172,207	2,321,207
Accrued expenses and other current liabilities	804,526	1,658,943
Total liabilities of discontinued operations	2,702,176	5,106,840

Total Current Liabilities	10,025,982	10,818,557

Long-Term Notes Payable (Note 4)	1,134,560	-

TOTAL LIABILITIES	11,160,542	10,818,557

COMMITMENTS & CONTINGENCIES (Note 15)	-	-

MINORITY INTEREST	(98,639)	(74,517)
MINORITY INTEREST OF DISCONTINUED OPERATIONS	-	684,662
TOTAL MINORITY INTEREST	(98,639)	610,145

STOCKHOLDERS' EQUITY (DEFICIENCY): (Note 8)
Stockholder's equity of discontinued operations
Additional paid in capital	910,000	910,000
Accumulated equity	5,249,766	4,966,785
Total stockholder's equity of discontinued operations	6,159,766	5,876,785

Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized,	10,875,812	10,625,812
647,715 and 647,515 shares issued and outstanding at November 30, 2006 and May 31, 2006

Common Stock, $0.01 par value, 60,000,000 shares authorized,	366,876	346,445
23,035,964 and 24,740,663 issued and outstanding atMay 31, 2006 and May 31, 2007

Additional Paid-In-Capital	40,177,546	38,262,424
Accumulated Deficit	(50,711,372)	(47,267,415)

Total stockholders' Equity	6,868,628	7,844,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$17,930,531	$19,272,753

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR ENDED
	MAY 31,
	2007	2006

NET REVENUES	$313,946	$55,007
COST OF REVENUES	424,281	32,064

GROSS PROFIT (LOSS)	(110,335)	22,943

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	3,011,275	3,271,606
RESEARCH AND DEVELOPMENT	93,750	150,000
DEPRECIATION & AMORTIZATION EXPENSE	330,772	564,263

OPERATING LOSS	(3,546,132)	(3,962,926)

OTHER INCOME (Note 13)	(271,250)	(121,650)

INTEREST EXPENSE	407,567	390,562

LOSS BEFORE INCOME TAXES	(3,682,449)	(4,231,838)

INCOME TAXES	2,400	7,000

MINORITY INTEREST (Note 12)	(24,124)	24,521

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(3,660,725)	$(4,214,317)

DISCONTINUED OPERATIONS
NET REVENUES	$2,780,586	$8,153,219
FORGIVENESS OF DEBT	-
COST OF REVENUES	(2,250,226)	(6,313,030)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	(1,399,818)	(2,209,953)
INTEREST EXPENSE	(329,031)	(454,311)
GAIN FROM DISPOSITION OF SUBSIDIARY'S ASSETS	1,481,468	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	282,979	(824,075)

NET INCOME (LOSS)	$(3,377,746)	$(5,038,392)

Dividends & deemed dividends	$210,832

Net income (loss) allocable to common
shareholders	$(3,588,578)	$(5,038,392)

Basic and diluted net income (loss) per share
before extraordinary income

Basic and diluted net income (loss) per share
for extraordinary income

Basic and diluted weighted average
shares of common stock outstanding

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Fiscal year ended May 31, 2007

Balance for May 31, 2005	18,321,490	$183,300	647,093	$4,195,812	$36,652,496	$(36,885,779)	$4,145,828

Common stock payments to consultants			—	—	—	—	—

Common stock warrant payments to consultants	1,400,000	140,000	—	—	—	—	140,000

Unit purchase - common stock	1,975,667	19,757	—	—	2,077,200	—	2,096,957

Beneficial conversion of warrants	—	—	—	—	—	—	—

Unit purchase - preferred stock	—	—	350	6,430,000	—	—	6,430,000

Conversion of warrants to common stock	—	—	—	—	—	(8,515)	(8,515)

Conversion of preferred stock to common stock	—	—	—	—	—	—	—

Conversion of notes payable to common stock	—	—	—	—	—	—	—

Investment in subsidiary	—	—	—	—	—	—	—

Misc	—	—	—	—	—		—

Dividends paid with common stock	338,807	3,388	—	—	442,728	—	446,116

Dividends accrued on preferred stock	—	—	—	—	—	(367,943)	(367,943)

Net income (loss)	—	—	—	—	—	(5,038,393)	(5,038,393)

Balance for May 31, 2006	22,035,964	$346,445	647,443	$10,625,812	$39,172,424	$(42,300,630)	$7,844,050

Common stock payments to consultants			—	—	—	—	—

Common stock warrant payments to consultants	—	—	—	—	—	—	—

Unit purchase - common stock	—	20,431	—	—	1,932,246	—	1,952,677

Beneficial conversion of warrants	—	—	—	—	—	—	—

Unit purchase - preferred stock	—	—	—	250,000	—	—	250,000

Conversion of warrants to common stock	—	—	—	—	—	—	—

Conversion of preferred stock to common stock	—	—	—	—	—	—	—

Conversion of notes payable to common stock	—	—	—	—	—	—	—

Investment in subsidiary	—	—	—	—	—	—	—

Misc	—	—	—	—	(17,124)	427,603	410,479

Dividends paid with common stock	—	—	—	—	—	—	—

Dividends accrued on preferred stock	—	—	—	—	—	(210,832)	(210,832)

Net income (loss)	—	—	—	—	—	(3,377,746)	(3,377,746)

Balance for May 31, 2006	22,035,964	$366,876	647,443	$10,875,812	$41,087,546	$(45,461,605)	$6,868,628

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR ENDED MAY 31
	2007		2006
OPERATING ACTIVITIES:
Net loss		$(3,660,724)	$(5,038,393)
Adjustments to reconcile net loss to net cash used by
operating activities:
Minority interest		(281,203)	(24,521)
Amortization of capitalized software		326,531	559,769
Income on forgiveness of debt		(271,250)
Noncash compensation expense			3,308
Non-Cash payment for services		(72,407)	140,000
Depreciation expense		3,437	4,494

Changes in operating assets and liabilities:
Accounts receivable		(15,627)	(14,226)
Prepaid expenses and other current assets		(8,641)	302,058
Other receivable		(58,867)	(76,649)
Inventory
CoinBank machines held for sale			28,393
Other assets			(324,223)
Accrued interest			285,023
Accounts payable		523,552	(154,974)
Change in net assets of business held for sale			1,330,392
Accrued expenses and other current liabilities		739,506	144,280
Net cash used in operating activities		(2,775,693)	(2,835,269)

INVESTING ACTIVITIES:

Purchase of property and equipment		-	(1,120)

Net cash provided by (used in) investing activities		-	(1,120)

FINANCING ACTIVITIES:

Proceeds from conversion of warrants			340
Proceeds from the issuance of warrants			830,000
Net proceeds from issuance of preferred stock		250,000
Proceeds from Long-term debt		1,134,560
Proceeds from short term debt from equity holder		481,860
Repayments on short-term debt			(100,000)
Repayments on long-term debt
Proceeds from sale of common stock		1,935,567	2,084,794

Net cash provided by financing activities		3,801,987	2,815,134

CHANGE IN CASH AND CASH EQUIVALENTS		1,026,294	(21,255)

Cash and Cash Equivalents, Beginning of Period		81,355	102,610

Cash and Cash Equivalents, End of Period		$1,107,649	$81,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes			$7,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion from convertible debt to common stock		$120,876	$50,000
Conversion of notes payable to common stock			$50,000
Issuance of common stock for services performed		$210,000	$143,308
Gain (Loss) on operations of discontinued operations		$282,979
Dividends declared on preferred stock		$210,830	$367,943
Dividends payd via common stock			$446,116
Deemed dividend on warrants issued			$8,515
Issuance of preferred stock	$		$5,500,000

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

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

(d)	Fiscal Year--CTI's fiscal year ended May 31, 2007 but TAP Holdings, LLC's fiscal year ends on the last Sunday in May, 2007 which normally results in a 52 or 53 week year

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

(l)
Trade & Other Receivables--Receivables are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past due receivable balances are written-off when collection efforts have been unsuccessful in collecting the amount due. As of May 31, 2007 the Company had an Allowance for Bad Debts of $50,000.

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

(w)
Capitalized Software -- The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $93,750 for the fiscal year ended May 31, 2007.

 Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the fiscal year ended May 31, 2007 amortization was completed.

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

NOTE 2 - INVENTORIES

As of May 31, 2007 inventories consist of the following:

Finished Goods	$56,428
Work in Process	3,000
Cores	159,540
Component Parts	23,732
Inventories at Standard Cost	242,690
Provision for Obsolescence	(121,000)
Net Carrying Value of Inventories	$121,690

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2007		2006
Transportation Equipment	$		$15,561
Computer equipment		84,036	145,483
Office Equipment			2,061
Other equipment			32,134
Total Property and Equipment	$		$195,239
Less Accumulated Depreciation		57,213	149,718
		$26,823	$45,521

NOTE 4 - NOTES PAYABLE

Loan	Balance 6/1/06	Additions 6/1/06 to 5/31/07	Adjustments 6/1/06 to 5/31/07	Balance 5/31/07
GE Capital Principal	$3,288,465	$—	$—	$3,288,465
GE Capital Interest	394,580	365,631	(365,631)	394,580
BFI Business Finance	2,097,292	—		538,821
Notes Payable - TAP (Note 6)	23,157		(23,157)	-0-
Totals	$5,803,494	$508,362	$(372,773)	$4,221,866

	2007	2006
In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity in February, 2008. We do not have sufficient capital to repay this debt. We have no current plan or capability to repay G.E. its principal. As of May 31, 2007, we owed G.E. Capital $3,683,045,Which includes the principal, financing fees and unpaid interest.
	$3,683,045	$3,683,045

For a period of approximately two years, the Company’s subsidiary, TAP Holdings, LLC, operated Tomco Auto Products, until the sale of most of the Tomco assets on October 31, 2006. During such period, TAP maintained an asset-based line of credit for the benefit or Tomco on which a partial repayment of $1,300,000 was made as part of the Tomco sale transaction. As of February 28, 2007, the line of credit had an outstanding balance of approximately $882,701 including interest. The line of credit is secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). The outstanding balance of the line of credit is expected to be fully paid by approximately August, 2007 from remaining Tomco receivables (which were not sold by TAP in the Tomco sale transaction) and monthly note payments from the acquirer of the Tomco assets.
	538,821	2,097,292

At May 31, 2006 TAP Holdings, LLC. had a loan payable outstanding from the purchase of a delivery truck. The loan has since been satisfied.	-0-	23,157
	4,221,866	5,803,494

NOTE 5 - CONVERTIBLE DEBT

Description	Bal. @ 6/01/06	Additions 6-1-06 to 5/31/07	Adjustments 6-1-06 to 5/31/07	Bal. @ 5/31/07
Convertible Debt--Principal LT	$335,012	1,134,560	$(102,455)	$1,391,110
Convertible Debt--Interest	179,164	59,376	(214,547)	23,993
Convertible Debt--Stockholders	120,750			120,750
Totals	$634,926	$1,193,936	$(317,002)	$1,535,853

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

Since July 31, 2001, 41 out of 48 noteholders have converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each warrant previously held. An additional noteholder has converted $120,876 of his note for 151,095 common shares. On March 31, 2007, another noteholder agreed to a new $62,833 note bearing interest at the rate of 10% per annum and due and payable on January 31, 2008, replacing the old note. Another 3 notes totaling $271,250 as of May 31, 2007, were canceled due to the expiration of the statute of limitations. The 2 remaining outstanding notes are in default of their original or restructured terms. As of May 31, 2007, we owed $193,750 in principal and interest to the 2 remaining noteholders.

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

On May 22, 2007 we completed a private placement consisting of a convertible note, common stock and common stock warrants. The total placement was for $1,500,000 and consisted of:

•	a 6% interest 3 year convertible note for $1,200,000 with a conversion price of $1.05 per share,

•	$300,000 of common stock at $0.80 per share, or 375,000 shares of common stock,

•	common stock purchase warrants to purchase 759,000 shares of common stock at $1.75 per share

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

As of May 31, 2007, we still owed $173,080 in principal and interest to the remaining noteholders. There can be no assurance that we will be able to pay the remaining noteholders when the notes are due and that the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

NOTE 6 - MAJOR CUSTOMERS AND SUPPLIERS

On February 28, 2006, we completed an investment in ClaimRemedi, Inc., the licensor of certain healthcare software products. As such ClaimRemedi, Inc. became a major supplier.

NOTE 7 - INCOME TAXES

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

As of May 31, 2007, we had available federal net operating loss ("NOL") carry-forwards that approximate $34.5 million and may be applied against future taxable income through tax year 2024. State NOL carry-forward is approximately $21.4 million and expire through tax year 2011. A 100% valuation reserve has been set up to entirely offset any deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

NOTE 8 - STOCKHOLDERS' EQUITY

On May 22, 2007 we completed a private placement consisting of a convertible note, common stock and common stock warrants. The total placement was for $1,500,000 and consisted of:

•	a 6% interest 3 year convertible note for $1,200,000 with a conversion price of $1.05 per share,

•	$300,000 of common stock at $0.80 per share, or 375,000 shares of common stock,

•	common stock purchase warrants to purchase 759,000 shares of common stock at $1.75 per share

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

On May 22, 2007 we completed a private placement consisting of a convertible note, common stock and common stock warrants. The total placement was for $1,500,000 and consisted of:

•	a 6% interest 3 year convertible note for $1,200,000 with a conversion price of $1.05 per share,

•	$300,000 of common stock at $0.80 per share, or 375,000 shares of common stock,

•	common stock purchase warrants to purchase 759,000 shares of common stock at $1.75 per share

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

NOTE 9 - STOCK OPTION PLAN AND WARRANTS

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

We have granted the following options/warrants to purchase common stock as of May 31, 2006.

	Number of Options/Warrants	Weighted Average Price $/Share
Options/Warrants outstanding - May 31, 2005	8,721,445		$1.93
Employee Stock Options
Granted	1,020,500		$1.01
Expired	—		—
Exercised	—		—
Stockholder Warrants
Granted	676,964		2.26
Expired	375,000		7.84
Exercised	—		—
Options
Options/Warrants outstanding - May 31, 2006	10,418,909		$2.01
Employee Stock Options
Granted	100,000		$0.95
Expired	—		—
Exercised	—		—
Stockholder Warrants
Granted	1,809,864
Expired	2,044,886
Exercised	—		—
Options
Options/Warrants outstanding - May 31, 2007	10,283,887	$

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

	2007	2006
Net Income (Loss)
As Reported	$(3,377,745)	$(5,038,393)
Pro Forma	$(3,414,456)	$(4,809,693)
Basic and Diluted Income (Loss) Per Common Share
As Reported	$(0.10)	$(0.26)
Pro Forma	$(0. 10)	$(0.25)

For the fiscal year ended May 31, 2007, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2002-2007, expected life of the option is 5 years.

For the fiscal year ended May 31, 2006, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2001-2006, expected life of the option is 5 years.

Outstanding Weighted Average			Exercisable Weighted Average
Total Shares 05/31/07	Life	Exercise Price	Total Shares 05/31/07	Exercise Price

300,000	3.50	$1.20	300,000	$1.20

480,000	3.50	$0.81	480,000	$0.81

30,000	3.25	$1.75	30,000	$1.75

205,000	3.50	$2.00	205,000	$2.00

253,809	3.50	$2.50	253,809	$2.50

428,574	3.00	$2.50	428,574	$2.50

117,118	1.75	$0.01	117,118	$0.01

331,000	3.00	$0.01	331,000	$0.01

1,350,000	2.75	$0.65	1,350,000	$0.65

74,250.75		$0.65	74,250	$0.65

175,000.75		$0.65	175,000	$0.65

5,250.75		$0.65	5,250	$0.65

22,500.75		$0.65	22,500	$0.65

4,000.75		$0.65	4,000	$0.65

1,054,560.75		$0.65	1,054,560	$0.65

30,000.75		$0.65	30,000	$0.65

50,000.75		$0.80	50,000	$0.80

97,369.75		$0.95	97,369	$0.95

487,931.75		$1.00	487,931	$1.00

357,856	1.50	$1.00	357,856	$1.00

100,000.75		$1.00	100,000	$1.00

25,000	2.25	$1.00	25,000	$1.00

25,000	2.50	$1.00	25,000	$1.00

350,000.75		$1.01	350,000	$1.01

200,180.75		$1.01	200,180	$1.01

10,000.75		$1.20	10,000	$1.20

Outstanding Weighted Average			Exercisable Weighted Average
Total Shares		Exercise	Total Shares	Exercise
05/31/07	Life	Price	05/31/07	Price

5,000.75		$1.20	5,000	$1.20

7,813	1.50	$1.30	7,813	$1.30

50,000.75		$1.36	50,000	$1.36

100,000.75		$1.25	100,000	$1.46

90,000.75		$1.50	90,000	$1.50

150,000.75		$1.00	150,000	$1.50

36,000.75		$1.50	36,000	$1.50

7,500.75		$1.70	7,500	$1.70

240,000.75		$1.75	240,000	$1.75

180,000.75		$1.75	180,000	$1.75

50,000.75		$1.88	50,000	$1.88

34,500.50		$2.00	34,500	$2.00

50,000.50		$2.00	50,000	$2.00

10,000.50		$2.00	10,000	$2.00

50,400.50		$2.00	50,400	$2.00

20,000	2.25	$2.00	20,000	$2.00

215,000	2.50	$2.00	215,000	$2.00

787,675	2.75	$2.00	787,675	$2.00

185,000	3.00	$2.00	185,000	$2.00

10,417.75		$2.50	10,417	$2.50

64,000.50		$2.50	64,000	$2.50

45,000.50		$2.50	45,000	$2.50

5,000.50		$2.50	5,000	$2.50

22,763	2.00	$2.50	22,763	$2.50

10,000	2.25	$2.50	10,000	$2.50

191,830	2.00	$3.00	191,830	$3.00

13,100	2.25	$3.00	13,100	$3.00

30,000	2.50	$3.00	30,000	$3.00

Outstanding Weighted Average			Exercisable Weighted Average
Total Shares		Exercise	Total Shares	Exercise
05/31/07	Life	Price	05/31/07	Price

64,500	2.75	$3.00	64,500	$3.00

15,000	2.25	$3.50	15,000	$3.50

66,500	2.75	$4.00	66,500	$4.00

268,570	2.00	$5.00	268,570	$5.00

18,300	2.25	$5.00	18,300	$5.00

71,500	2.75	$5.00	71,500	$5.00

40,000.50		$5.88	40,000	$5.88

125,000	4.25	$2.00	125,000	$2.00

10,000	4.25	$0.90	10,000	$0.90

5,000	4.25	$2.00	5,000	$2.00

5,000	4.25	$2.50	5,000	$2.50

25,000	4.25	$1.50	25,000	$1.50

25,000	4.25	$2.00	25,000	$2.00

5,000	4.25	$2.00	5,000	$2.00

5,000	4.25	$2.50	5,000	$2.50

87,000	4.25	$1.50	87,000	$1.50

87,000	4.25	$2.00	87,000	$2.00

15,000	4.25	$1.50	15,000	$1.50

15,000	4.25	$2.00	15,000	$2.00

25,000	4.50	$2.00	25,000	$2.00

25,000	4.50	$2.50	25,000	$2.50

9,500	4.50	$1.50	9,500	$1.50

9,500	4.50	$2.00	9,500	$2.00

62,500	4.50	$2.00	62,500	$2.00

37,500	4.50	$1.90	37,500	$1.90

48,750	4.50	$1.90	48,750	$1.90

18,182	4.50	$1.75	18,182	$1.75

18,182	4.50	$2.25	18,182	$2.25

100,000	4.75	$1.65	100,000	$1.65

10,000	4.75	$1.65	10,000	$1.65

32,500	4.75	$2.00	32,500	$2.00

35,000	4.75	$0.80	35,000	$0.80

12,500	4.75	$2.00	12,500	$2.00

20,000	5.00	$2.00	20,000	$2.00

12,000	5.00	$0.01	12,000	$0.01

26,500	5.00	$1.50	26,500	$1.50

17,750	5.00	$1.50	17,750	$1.50

20,000	5.00	$0.01	20,000	$0.01

7,500	5.00	$1.50	7,500	$1.50

30,000	5.00	$0.01	30,000	$0.01

21,500	5.00	$1.50	21,500	$1.50

10,000	5.00	$1.50	10,000	$1.50

8,500	5.00	$1.50	8,500	$1.50

759,000	5.00	$1.75	759,000	$1.75

24,000	5.00	$1.50	24,000	$1.50
11,579,629			11,579,629

NOTE 10 - SEGMENT REPORTING

We operate through four business segments: Claim-Remedi Services, Inc., CashTechCard Systems, Inc., TAP Holdings, LLC (aka "Tomco"), and CoinBank machine-related activities. We sell CoinBank self-service coin counting machines through existing equipment distribution channels.

Information on our business segments for the fiscal years ended May 31,

	2007	2006

Net Revenues and Sales:
CoinBank machines	$126	35,635
EMMA	—	—
Claim-Remedi	31,348	5,257
Unallocated	182,472	14,115

	$313,946	$55,007

	2007	2006

Interest expense
CoinBank machines	—	—
EMMA	—	—
Claim-Remedi	—	—
Unallocated	407,567	390,562
	407,567	390,562
Depreciation & Amortization
CoinBank machines	—	—
EMMA	326,530	559,767
Claim-Remedi	—	—
Unallocated	4,242	4,496
	330,772	564,263

Segment profit (loss)
CoinBank machines	(297,486)	(255,757)
EMMA	—	—
Claim-Remedi	(1,405,715)	(1,257,791)
Unallocated	(1,674,545)	(2,700,770)
	(3,377,746)	(5,038,393)

Net identifiable assets:
CoinBank machines	609,890	615,260
EMMA	0	326,531
Claim-Remedi	—	—
Unallocated	8,458,699	7,347,537
	9,068,589	19,272,753

NOTE 11 - RELATED PARTY TRANSACTIONS

Furthermore, as of May 31, 2007, we were in arrears of $412,577 for the salary to Mr. Korman, and owed $136,930 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

During the month of July 2006, Edmund King, the Chief Financial Officer, loaned the company $50,000 and Bruce Korman, Chief Executive Officer, $25,000, respectively. Subsequent to May 31, 2007, these loans were paid back.

NOTE 12 - MINORITY INTEREST

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

NOTE 13 - OTHER INCOME

During the fiscal year ended May 31, 2007, the Company had income from forgiveness of debt of $271,250. Income from forgiveness of debt consists of settlement of three convertible debentures that have been deemed abandoned by the Company.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

NOTE 15 - SUBSEQUENT EVENTS

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

ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Bruce R. Korman	48	President, Chief Executive Officer and Chairman of the Board

Edmund King	43	Chief Financial Officer and Secretary

Richard Miller	55	Director(1)(2)

Robert B. Fagenson	58	Director(1)

Kevin Walls	45	Director(2)

Robin Richards	48	Director(1)

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

Summary of Cash and Certain Other Compensation

The following table sets forth certain compensation paid by us during the fiscal years ended May 31, 2007, May 31, 2006 and May 31, 2005 to our President and Chief Executive Officer and our other most highly compensated executive officer (collectively, the "Named Executive Officers"):

 Summary Compensation Table

Name and
All Other
Principal Position Compensation(1)	Annual Compensation				Long Term Compensation
	Year	Salary		Bonus	Underlying	Options (#)

Bruce Korman	2007	$250,000	*			$18,000	(1)
President and Chief	2006	$250,000	*		1,000,000	$18,000	(1)
Executive Officer	2005	$250,000	*			$18,000	(1)

Edmund King	2007	$180,000				$9,000	(1)
Chief Financial	2006	$180,000				$9,000	(1)
Officer	2005	$150,000				$9,000	(1)

(1) Represents paid additional benefits.

* As of May 31, 2007 the Company owes Bruce Korman $ in unpaid wages.

The following table discloses in

The following table discloses information concerning stock options granted in the year ended May 31, 2007 to our Named Executive Officers.

Option Grants in Fiscal Year Ended May 31, 2007

Individual Grants in Last Fiscal Year

		Percent of Total
		Options/
	Number of	Warrants to
	Securities	Employees
	Underlying	in Fiscal	Exercise Price	Expiration
Name	Options/Warrants	Year (%)	($/Sh)	Date

Bruce Korman	0	—	—	—

Edmund King	0	—	—	—

Aggregated Option Exercises And Fiscal Year-End Option Values

The following table sets forth information concerning the number of options owned by the Named Executive Officers and the value of any in-the-money unexercised stock options as of May 31, 2007. No options were exercised by any of the Named Executive Officers during the fiscal year ended May 31, 2007:

	Number of Securities Underlying Unexercised		Value of Unexercised In-the-Money
	Options at May 31, 2007		Options at May 31,2007 (1)
Name	Exercisable	Un-exercisable	Exercisable	Un-exercisable

Bruce Korman	3,350,000	0	$3,350,000	$0

Edmund King	750,000	0	$750,000	$0

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

Employee Stock Option Plans

In May 2007, we adopted our 2007 Employee Stock Option Plan, or the Employee Plan. The purpose of the Employee Plan is to attract and retain qualified personnel, to provide additional incentives to our employees, officers and consultants of the Company and to promote the success of our business. A reserve of 7,000,000 shares of common stock had been established for issuance under the Employee Plan. The Compensation Committee of our board of directors currently administers the Employee Plan. Subject to the Employee Plan, the board (or its designated committee) has complete discretion to determine which eligible individuals are to receive option grants, the number of shares subject to each such grant, the exercise price of the option, the status of any granted option as either an incentive stock option or a non-qualified option, the vesting schedule to be in effect for the option grant and the maximum term for which any granted option is to remain outstanding.

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

At our Annual Meeting of Stockholders held in May, 2007, our stockholders approved the 2007 Employee Stock Option Plan and increased the number of shares available for issuance from 3,500,887 to 7,000,000 shares.

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

As of May 31, 2007, there are 420,000 options to purchase 30,000 shares of our common stock outstanding.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of May 31, 2007 with respect to each executive officer and director, all directors and officers as a group and the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by us to be the beneficial owner of more than five percent of our common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days from May 31, 2007, upon the exercise of options, warrants or convertible securities. At May 31, 2007, there were 22,790,663 shares of common stock outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership (2a)	Percentage of Shares Beneficially Owned

Bruce Korman (3)	3,866,267	12.47%

Richard Miller (4)	856,657	2.76%

Robert B. Fagenson (5)(6)	271,126.87%

Kevin Walls (7)	336,927	1.09%

Eric Butlein (8)	3,533,130	11.40%

Edmund King (9)	750,000	2.42%

Darryl Bergman (10)	500,000	1.61%

Willi Muhr (11)	200,000.65%

Peter & Irene Gauld (12)	1,755,860	5.66%

Robin Richards	180,000.58%

All directors and executive officers as a group (persons)(1)(2)(3)(4)(5)(6)(7)(8)(9)(10)(11)(12)	12,249,967	39.51%

*	Denotes less than 1%.

(1)	Unless otherwise indicated, the address for each named individual or group is in care of Cash Technologies, Inc., 1434 West 11th Street, Los Angeles, California 90015.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of September 10, 2007, with respect to each employee, officer and director, each nominee for director, all directors and officers as a group and the persons known by us to hold options under our Employee Stock Option and Non-Executive Director Stock Option Plan. As of September 10, 2005 a reserve of 5,500,000 shares of our common stock had been established for issuance under the Employee Plan and 1,000,000 under the Non-Executive Director Plan. There are 4,054,000 options outstanding under the Employee Plan and 570,000 under the Non-Executive Director Plan.

Number of securities to be issued upon exercise of options, warrants and rights	Weighted average of exercise price of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of remaining available for future issuance under equity compensation plans (excluding) securities reflected in column (a))

Equity Compensation plans approved by	4,624,000	$1.00	1,876,000
Security holders

Equity Compensation plans not approved by
Security holders	—	—	—

Total	4,624,000	$1.00	1,876,000

Certain Reports

Other than the individuals disclosed below, during the fiscal year ended May 31, 2007, based upon the information and reports received by us, other than one of our shareholders as described below, no Director, officer of beneficial owner of more than ten percent of the Corporation's Common Stock (which is the only class of securities of the Corporation registered under Section 12 of the Securities Exchange Act of 1934 (the "Act"), (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year. .

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

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

	Fiscal Year Ended May 31,
	2007	2006

Audit Fees	$	$55,000

Audit-Related Fees		27,000

Tax Fees		7,000

All other fees		3,000

Total Fees Paid	$	$92,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 13th day of September, 2007.

CASH TECHNOLOGIES, INC.

By:	/s/ BRUCE KORMAN
Bruce Korman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ BRUCE KORMAN	President, Chief Executive Officer	September 13, 2007
Bruce Korman	And Director (Principal Executive Officer)

/s/ EDMUND KING	Chief Financial Officer
Edmund King	(Principal Financial Officer)	September 13, 2007

/s/ RICHARD MILLER	Director	September 13, 2007
Richard Miller

/s/ ROBERT FAGENSON	Director	September 13, 2007
Robert Fagenson

/s/ KEVIN WALLS	Director	September 13, 2007
Kevin Walls