Form 10KSB/A
period 2007-05-31
CASH TECHNOLOGIES INC
filed 2007-10-22
CIK 1022964

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

On May 31, 2007, there were 23,746,364 shares of common stock, $ .01 par value per share, issued and outstanding. The aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $0.96 at which the stock was sold on such date was, approximately $21,879,036.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

On September 9, 2007, there were 24,442,976 shares of Common Stock, $ .01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Explanatory Note

We are amending this Annual Report on form 10-KSB/A to reflect restatements to our consolidated balance sheet, statements of operations and cash flows, and revisions to certain footnote disclosures. Detailed information regarding the effect of the restatement on our results of operations and cash flows and disclosures is provided in Note 15 of the Notes to Consolidated Financial Statements, included in this report. All financial information contained in this Annual Report on Form 10-KSB/A gives effect to this restatement. Financial information included in the reports on Form 10-KSB previously filed by Cash Technologies, Inc. and the related opinions of our independent registered public accounting firm for all periods ended on or before May 31, 2007 should not be relied upon and are superseded in their entirety by the information in this Annual Report on Form 10-KSB/A.

Item 1. Description of Business

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, Cash Tech Card Systems, Inc. (formerly Cintelia Systems Inc.), a Delaware corporation, CT Holdings, LLC., a Delaware corporation of which we own 86.65%, Claim-Remedi Service, Inc. (formerly Heuristic Technologies, Inc.), a Delaware company and TAP Holdings, LLC (formerly dba Tomco Auto Products), of which we own 89%. Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

Business Highlights

Following are certain financial and operational accomplishments during and subsequent to FY 2007, explained in further detail throughout this document:

•	Sold our Tomco line of business, which we purchased in November 2004 for $2.5 million in cash, for up to $10.4 million in the form of a $9.1 million secured promissory note and $1.3 million in cash *

•	Raised approx. $2.2M in equity for operations

•
Established strategic relationships with major distribution partners in the healthcare industry, including the largest supplier of medical supplies in the U.S., Physician Sales and Service (NASDAQ:PSSI) andAccuro Healthcare Solutions (formerly Imacs, Inc.), a leading healthcare software company.

•	Rolled out the first electronic pharmacy claims processing platform to the U.S. Air Force

•	Completed exclusive agreements with debit card distributors including TV advertising company TV Media LLC, online Latino community Connectados.com , Birthright Israel sponsor Mayanot Institute.

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

CLAIM-REMEDI SERVICES, INC., CASHTECHCARD SYSTEMS, INC.

In August late 2004, we expanded our data processing initiatives into the healthcare and debit card industries by establishing our Claim-Remedi Services, Inc. and CashTechCard Systems, Inc. subsidiaries and hiring executive staff experienced in those industries . After marketing research and technical development, Claim-Remedi has launched a line of products to improve the processing of healthcare insurance claims and CashTechCard began marketing a debit card product that targets the employee benefits, payroll and underbanked market segments.

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

Pro837/Payor837 Software

Claim-Remedi acquired an 8-year exclusive license for the major component of Pro837/Payor837 from the third-party developer of the software, subject to certain volume targets . A portion of all per-transaction revenue received from customers is paid to the third-party developer. Further, Cash Technologies owns a 19.9% equity stake in the developer, Claim Remedi, Inc.

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

In the hospital market, Claim-Remedi has begun direct marketing to hospitals and pursuing relationships with hospital software vendors. One such relationship, with Accuro Healthcare Solutions (formerly Imacs, Inc.) will integrate Claim-Remedi’s eligibility product with Accuro’s products. Accuro provides software to more than a thousand hospitals in the U.S. Lastly, through direct marketing and our association with Affiliated Computer Services, Inc. (ACS) , we are marketing our products to payers.

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

Employees

As of May 31, 2007, we employed 14 employees and three contractors on a full-time basis.  Of the Cash Tech staff, two were engaged in facilities and security, one in customer service, six in administration and business development, and five in system support and development.

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

Prior to the fiscal year ended May 31, 2007 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2006 and 2007, net income (losses) of ($5,038,392) and $(3,065,247) respectively. Net income for the fiscal year ended May 31, 2006, was derived principally from Tomco assets. While management believes that it will generate operating profits in the future, no assurance can be given. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2006 and 2007, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern.

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of May 31, 2007 we had outstanding current liabilities of $10,141,083, of which $170,519 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of May 31, 2007, Cash Tech had working capital of ($95,961) and available cash of $1,107,649. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of May 31, 2007, we also owe $3,683,045 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which was executed in December 2006 and will expire on February 1, 2008. We have no current arrangement or capability to repay G.E. its principal.

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

The G.E. loan is secured by certain of our CoinBank machines. As of May 31, 2007, we were indebted to G.E. in the amount of approximately $3,683,045 including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's former chairman (who is not an employee of Cash Technologies). As of May 31 2007 we owed BFI approximately $1,172,207 including interest. The outstanding balance owed to BFI is expected to be fully paid by approximately October, 2007 from the collection of remaining Tomco receivables (which were not sold by TAP in the Tomco sale transaction) and monthly note payments from the acquirer of the Tomco assets.

Any additional financing that we may obtain may substantially dilute the interests of our stockholders .

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

We are subject to risks relating to our international installations and sales .

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

The market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. Since June 1, 2006, the sale price for our common stock, as reported by the American Stock Exchange has fluctuated from a low of $0.67 to a high of $1.29 per share. The market price of our common stock could be impacted by a variety of factors, including:

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

On October 11, 2007 we had a high and low price of $0.65 and $0.60, respectively.

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

During the fiscal year ended May 31, 2007, we accrued dividends of $210,830 for all Preferred Stock outstanding as compared to $50,416 for the fiscal year ended May 31, 2006.

Recent Sales of Unregistered Securities

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, CashTechCard Systems, Inc. (formerly Cintelia Systems Inc.), a Delaware corporation, CT Holdings, LLC., a Delaware corporation of which we own 86.65%, Claim-Remedi Services, Inc. (formerly Heuristic Technologies, Inc.), a Delaware company, formed in May, 2004, to engage in healthcare data processing and debit card issuance and TAP Holdings, LLC (dba Tomco Auto Products), formed in November, 2004 to acquire certain assets and assume certain liabilities of Tomco Auto Products, Inc.

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2007, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to have a high level of operating expenses, we will continue to develop and improve our various products. We anticipate that losses will continue for the foreseeable future. Our expenses have exceeded net revenues since inception. For the fiscal years ended May 31, 2007 and 2006, we received net income (losses) of $(3.1) million and $(5.0) million, respectively.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of May 31, 2007, capitalized software costs had been fully amortized . Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $93,750 for the fiscal year ended May 31, 2007 and $150,000 for the fiscal year ended May 31, 2006 .

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

Revenues generated from CoinBank machines accounted for approximately 0 % of net revenues for the fiscal year ended May 31, 2007 compared to 65 % for the fiscal year ended May 31, 2006, with the balance involving software and licensing fees from our EMMA related services and Tomco. Although there can be no assurance, we anticipate that the revenue associated with processing fees derived from Claim-Remedi and CashTechCard transaction processing will become the primary source of our future revenues.

Results of Operations

Fiscal Year Ended May 31, 2007, Compared to Fiscal Year Ended May 31, 2006

Net Revenues for the year ended May 31, 2007, was $313,946 compared to $55,007 in fiscal year 2006. Cost of revenues for the year ended May 31, 2007, was $424,281 compared to $32,064 in fiscal year 2006.

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

Depreciation and amortization expenses in fiscal year 2007 were $329,968 compared to $390,562 in fiscal 2006.

Other Income for the fiscal year ended May 31, 2007 was $271,250 compared to $121,650 for the 2006 period. Other Income was from forgiveness of certain debt in 2006 and was from a write-off of certain convertible debt in 2007 which debt had been deemed abandoned.

Interest expense for the fiscal years 2007 and 2006 was $407,567 and $390,562, respectively.

Income Taxes for the fiscal year ended May 31, 2007 was $2,400 compared to $7,000 for the fiscal year ended May 31, 2006.

Minority Interest for the fiscal year ended May 31, 2007 and May 31, 2006, was $(24,122) and ($24,521), respectively.   Gain From Disposition of Subsidiary’s Assets of $1,481,468 was a result of the sale of a majority of the assets of the Company’s TAP subsidiary. As a result of the foregoing, net income (losses) for the years ended May 31, 2007 and 2006 were (3,065,247) and $(5,038,392), respectively.

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

Income Taxes for the fiscal year ended May 31, 2006 was $7,000 compared to $4 ,000 for the fiscal year ended May 31, 2005. The increase was due to the formation new subsidiaries.

Minority Interest for the fiscal year ended May 31, 2006 and May 31, 2005, was $(24,521) and ($26,795), respectively.

Extraordinary gain (loss) for the fiscal year ended May 31, 200 6 was zero and May 31, 2005 was $5,324,648 resulting from the purchase of assets from Tomco.

As a result of the foregoing, net income (losses) for the years ended May 31, 2006 and 2005 were $5,038,393 and $3,655,760, respectively.

Liquidity And Capital Resources

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At May 31, 2007, we had working capital of ($ 6,662,506) compared to $551,319 at May 31, 2006. At May 31, 2007, we had a cash balance of $1,107,649 compared to $81,355 at May 31, 2006. We are in immediate need of substantial working capital to continue our business and operations. To date, we have been funding our operations through the issuance of equity in private placement transactions with existing stockholders or persons with whom we have relationships, including affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Net cash used in operating activities was $2,775,679 for the fiscal year ended May 31, 2007 compared to $2,835,269 for the fiscal year ended May 31, 2006.

Net cash used in investing activities for the fiscal year ended May 31, 2007, was $0 as compared to $1,120 for the fiscal year ended May 31, 2006.

Net cash provided by financing activities for the fiscal year ended May 31, 2007, was $3,801,973 as compared to $2,815,134 for the fiscal year ended May 31, 2006. The increase in Net cash provided by financing activities for 2006 was primarily attributable to increases in proceeds from the issuance of Debt of $1,616,420 and $250,000 in proceeds from the issuance of preferred stock.

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

As discussed in note 15 to the consolidated financial statements, the consolidated balance sheets, statements of operations and cash flows for the year ended May 31, 2007 have been restated.

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

/s/ VASQUEZ & Company LLP

Los Angeles, California
September 13, 2007 (except for note 16, as to which the date is October 10, 2007)

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MAY 31,	MAY 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,107,649	$81,355
Accounts receivable	29,853	14,226
Prepaid expenses and other current assets	194,627	185,986
Other receivable (net of allowance $50,000)	163,551	104,684
Assets of discontinued operations
Cash	41	61,636
Accounts receivable	192,360	2,095,107
Prepaid expenses and other current assets	263,076	231,422
Inventory (net of allowance $121,000) (Note 2)	121,690	8,436,161
Property and equipment, net		15,261
Note receivable	1,387,500	-
Other assets	18,230	144,038
Total assets of discontinued operations	1,982,897	10,983,625

Total Current Assets	3,478,577	11,369,876

CoinBank machines held for sale (Note 1(n))	609,890	609,890

Note receivable	6,879,045

PROPERTY AND EQUIPMENT (net) (Note 3)	26,823	30,260

CAPITALIZED SOFTWARE COSTS (Note 1(n))	-	326,531

CDHC PREFERRED STOCK	900,901	900,901

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

BIPS PREFERRED STOCK	2,000,000	2,000,000

OTHER ASSETS	535,295	535,295

TOTAL ASSETS	$17,930,531	$19,272,753

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 4)	$3,482,286	3,482,287
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 5)	170,519	514,176
Due to Shareholders (Note 5)	602,610	120,750
Accounts payable	1,131,497	607,945
Accrued liabilities	2,094,333	927,228
Dividend payable	261,246	50,416
Liabilities of discontinued operations
Accounts payable	725,443	1,126,690
Notes payable (Note 4)	1,172,207	2,321,207
Accrued expenses and other current liabilities	492,026	1,658,943
Total liabilities of discontinued operations	2,389,676	5,106,840

Total Current Liabilities	10,141,082	10,818,557

Long-Term Notes Payable (Note 5)	1,134,560	-

TOTAL LIABILITIES	11,275,543	10,818,557

COMMITMENTS & CONTINGENCIES (Note 15)	-	-

MINORITY INTEREST	(98,639)	(74,517)
MINORITY INTEREST OF DISCONTINUED OPERATIONS	-	684,662
TOTAL MINORITY INTEREST	-	610,145

STOCKHOLDERS' EQUITY (DEFICIENCY): (Note 8)
Stockholder's equity of discontinued operations
Additional paid in capital	910,000	910,000
Accumulated equity	5,249,766	4,966,785
Total stockholder's equity of discontinued operations	6,159,766	5,876,785

Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized,	10,875,812	10,625,812
647,715 and 647,715 shares issued and outstanding at May 31, 2007 and May 31, 2006

Common Stock, $0.01 par value, 60,000,000 shares authorized,	366,876	346,445
23,746,364 and 20,635,964 issued and outstanding at May 31, 2007 and May 31, 2006

Additional Paid-In-Capital	40,177,546	38,262,424
Accumulated Deficit	(50,826,471)	(47,267,415)

Total stockholders' Equity	6,753,529	7,844,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$17,930,531	$19,272,753

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR ENDED
	MAY 31,
	2007	2006

NET REVENUES	$313,946	$55,007
COST OF REVENUES	424,281	32,064

GROSS PROFIT (LOSS)	(110,335)	22,943

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	3,012,078	3,271,606
RESEARCH AND DEVELOPMENT	93,750	150,000
DEPRECIATION & AMORTIZATION EXPENSE	329,968	564,263

OPERATING LOSS	(3,546,131)	(3,962,926)

OTHER INCOME (Note 13)	(271,250)	(121,650)

INTEREST EXPENSE	407,567	390,562

LOSS BEFORE INCOME TAXES	(3,682,448)	(4,231,838)

INCOME TAXES	2,400	7,000

MINORITY INTEREST (Note 12)	(24,122)	24,521

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(3,660,726)	$(4,214,317)

DISCONTINUED OPERATIONS
NET REVENUES	$2,780,586	$8,153,219
FORGIVENESS OF DEBT	-
COST OF REVENUES	(2,250,226)	(6,313,030)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	(1,087,318)	(2,209,953)
INTEREST EXPENSE	(329,031)	(454,311)
GAIN FROM DISPOSITION OF SUBSIDIARY'S ASSETS	1,481,468	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	595,479	(824,075)

NET INCOME (LOSS)	$(3,065,247)	$(5,038,392)

Dividends & deemed dividends	$210,830	367,943

Net income (loss) allocable to common
shareholders	$(3,276,077)	$(5,406,335)

Basic and diluted net income (loss) per share
before extraordinary income	$(0.15)	$(0.28)

Basic and diluted weighted average
shares of common stock outstanding	23,189,489	19,183,870

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Fiscal year ended May 31, 2007

Balance for May 31, 2005	18,321,490	$183,300	647,093	$4,195,812	$36,652,496	$(36,885,779)	$4,145,828

Common stock warrant payments to consultants	1,400,000	140,000	—	—	—	—	140,000

Unit purchase - common stock	1,975,667	19,757	—	—	2,077,200	—	2,096,957

Unit purchase - preferred stock	—	—	350	6,430,000	—	—	6,430,000

Conversion of warrants to common stock	—	—	—	—	—	(8,515)	(8,515)

Dividends paid with common stock	338,807	3,388	—	—	442,728	—	446,116

Dividends accrued on preferred stock	—	—	—	—	—	(367,943)	(367,943)

Net income (loss)	—	—	—	—	—	(5,038,393)	(5,038,393)

Balance for May 31, 2006	22,035,964	$346,445	647,443	$10,625,812	$39,172,424	$(42,300,630)	$7,844,050

Common stock payments to consultants	1,050,000	105,000	—	—	—	—	105,000

Unit purchase - common stock	660,400	6,612	—	—	798,349	—	804,961

Unit purchase - preferred stock	—	—	—	250,000	—	—	250,000

Conversion of warrants to common stock	—	—	—	—	—	—	—

Conversion of preferred stock to common stock	—	—	—	—	—	—	—

Conversion of notes payable to common stock	—	—	—	—	—	—	—

Investment in subsidiary	—	—	—	—	—	—	—

Misc	—	—	—	—	(17,124)	—	(17,124)

Dividends paid with common stock	—	—	—	—	—	—	—

Dividends accrued on preferred stock	—	—	—	—	—	(210,830)	(210,830)

Net income (loss)	—	—	—	—	—	(3,065,247)	(3,065,247)

Balance for May 31, 2006	22,035,964	$366,876	647,443	$10,875,812	$41,087,546	$(45,576,707)	$6,753,529

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR ENDED MAY 31
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(3,065,247)	$(5,038,393)
Adjustments to reconcile net loss to net cash used by
operating activities:
Minority interest	(24,122)	(24,521)
Amortization of capitalized software	326,531	559,769
Income on forgiveness of debt	(271,250)
Noncash compensation expense		3,308
Non-Cash payment for services	(72,407)	140,000
Depreciation expense	3,437	4,494

Changes in operating assets and liabilities:
Accounts receivable	(15,627)	(14,226)
Prepaid expenses and other current assets	(8,641)	302,058
Other receivable	(58,867)	(76,649)

CoinBank machines held for sale		28,393
Other assets		(324,223)
Accrued interest		285,023
Accounts payable	523,552	(154,974)
Change in net assets of business held for sale	(967,643)	1,330,392
Accrued expenses and other current liabilities	854,605	144,280
Net cash used in operating activities	(2,775,679)	(2,835,269)

INVESTING ACTIVITIES:

Purchase of property and equipment	-	(1,120)

Net cash provided by (used in) investing activities	-	(1,120)

FINANCING ACTIVITIES:

Proceeds from conversion of warrants		340
Proceeds from the issuance of warrants		830,000
Net proceeds from issuance of preferred stock	250,000
Proceeds from Long-term debt	1,134,560
Proceeds from short term debt from equity holder	481,860
Repayments on short-term debt		(100,000)

Proceeds from sale of common stock	1,935,553	2,084,794

Net cash provided by financing activities	3,801,973	2,815,134

CHANGE IN CASH AND CASH EQUIVALENTS	1,026,294	(21,255)

Cash and Cash Equivalents, Beginning of Period	81,355	102,610

Cash and Cash Equivalents, End of Period	$1,107,649	$81,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$2,400	$7,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion from convertible debt to common stock	$120,876	$50,000
Conversion of notes payable to common stock		$50,000
Issuance of common stock for services performed	$210,000	$143,308

Dividends declared on preferred stock	$210,830	$367,943
Dividends payd via common stock		$446,116
Deemed dividend on warrants issued		$8,515
Issuance of preferred stock		$$5,500,000

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

(a)
"Going Concern"—The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have significant losses from operations and have used significant amounts of cash for operations during the last five years. As of May 31, 2007, we do not have positive working capital and net equity operating losses have continued throughout 2007. We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful.

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

(b)
Basis of Consolidation—The accompanying consolidated financial statements include the accounts of Cash Technologies, Inc. ( "CTI "), a Delaware corporation, and our wholly-owned subsidiaries, National Cash Processors, Inc. ( "NCP "), CashTechCard Systems, Inc. (formerly Cintelia, Inc.), CT Holdings, LLC, Claim-Remedi Services, Inc. (formerly Heuristic Technologies, Inc., TAP Holdings, LLC. and CoinBank Automated Systems ( "CAS ") together the "Company." CoinBank Automation Handels GmbH, Salzburg, Austria ("CoinBank Europe" or "CBE") was treated as a division of CoinBank Automated Systems during this period and was consolidated into CoinBank Automated Systems. All significant inter-company transactions and accounts have been eliminated in consolidation. CTI was incorporated in August 1995. In January 1996, a few of our affiliates exchanged their stock in NCP as part of a combination of entities under common control. CAS was incorporated in November 1995 Cintelia in December 2001, CT Holdings, LLC in June 2002, Claim-Remedi in May 2004 and Tap Holdings in November 2004. As of May 31, 2007 we own 86.35% of CT Holdings, LLC and 89% of TAP Holdings, LLC.

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

(d)	Fiscal Year—CTI's fiscal year ended May 31, 2007 but TAP Holdings, LLC's fiscal year ends on the last Sunday in May, 2007 which normally results in a 52 or 53 week year

(e)	Revenue Recognition—The Company recognizes sales when products are shipped. Net sales reflect reductions for cores returned for credit and other returns and allowances.

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

(g)	Advertising Costs—The Company expenses advertising costs when the advertising takes place.

(h)
Warranty Policy—The Company offers a limited ninety-day warranty on products sold. Warranty costs relating to this limited warranty policy are estimated and recorded as warranty obligations at the time of sale based on historical return rates.

(i)
Shipping and Handling Fees and Costs—In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10"). EITF 00-10 requires shipping and handling fees billed to customers to be classified as revenue and shipping and handling costs to be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales.

(j)	Cash Equivalents—We consider all investments purchased with an original maturity of three months or less to be cash equivalents.

(k)
Cash—The Company maintains its cash in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash.

(l)
Trade & Other Receivables—Receivables are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past due receivable balances are written-off when collection efforts have been unsuccessful in collecting the amount due. As of May 31, 2007 the Company had an Allowance for Bad Debts of $50,000.

(m)
Inventories—The Company's inventory consists of used cores, replacement component parts, and carburetors and diesel pumps in process or completed. The inventory values are based on historical standards less obsolescence and acquisition reserves. Standards are reviewed and adjusted, if necessary, at fiscal year end. The standards are valued on a lower of cost or market basis. As of May 31, 2007 an obsolescence reserve of $121,000 has been established.

(n)
CoinBank Machines Held for Sale—CTI has designated CoinBank machines and parts as being held for sale. CoinBank machines held for sale are recorded at the lower of cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. During the fourth quarter of fiscal year 2006, management evaluated the estimated fair market value of these machines and subsequently recorded an impairment loss of $5,170. As of May 31, 2007, the carrying value of the CoinBank machines is $609,890.

(o)
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

(q)
Other Assets—Other Assets are carried at cost and are amortized using a straight-line method. The organization costs are being amortized over five years and the deferred loan fees are being amortized over the life of the loan.

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

(s)
Employee Stock Option—We have adopted statement of financial accounting standard No. 123(R) , "Share Based Payment"(SFAS No. 123(R)), as of June 1, 2006, which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123(R)). SFAS 123(R) supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) was effective for fiscal years beginning after June 15, 2005.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

A. "Modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

B. "Modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods during the year of adoption.

The Company has adopted SFAS 123(R) on July 1, 2006 using the modified prospective method and have provided footnote disclosure with respect to stock-based employee compensation..

(t)
Basic and Diluted Net Income (Loss) per Common Share—Basic and diluted net income (loss) per common share is based on the weighted average number of common shares outstanding during the respective periods. Statement of Financial Accounting Standards No. 128, "Earnings per Share" issued by the FASB is effective for financial statements with fiscal years and interim periods ending after December 15, 1997. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods presented. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings, such as stock options, warrants or convertible debentures. Stock options and warrants outstanding during the periods presented were not included in diluted earnings per share since their effect would be anti-dilutive.

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

NOTE 2 - INVENTORIES

As of May 31, 2007 inventories consist of the following:

Finished Goods	$56,418
Work in Process	3,000
Cores	159,540
Component Parts	23,732
Inventories at Standard Cost	242,690
Provision for Obsolescence	(121,000)
Net Carrying Value of Inventories	$121,690

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2007		2006
	$		$
Computer equipment		145,483		145,483
Office Equipment		2,061		2,061
Other equipment		32,134		32,134
Total Property and Equipment		$179,678		$179,678
Less Accumulated Depreciation		152,855		149,418
		$26,823		$30,260

NOTE 4 - NOTES PAYABLE

Loan	Balance 6/1/06	Additions 6/1/06 to 5/31/07	Adjustments 6/1/06 to 5/31/07	Balance 5/31/07
GE Capital Principal	$3,288,465	$—	$193,822	$3,482,287
GE Capital Interest	394,580	365,631	(559,453)	200,758
BFI Business Finance	2,097,292	633,386	(1,558,471)	1,172,207
Notes Payable - TAP (Note 6)	23,157		(23,157)	-0-
Totals	$5,803,494	$999,017	$(1,947,259)	$4,855,252

	2007	2006
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

For a period of approximately two years, the Company’s subsidiary, TAP Holdings, LLC, operated Tomco Auto   Products, until the sale of most of the Tomco assets on October 31, 2006. During such period, TAP   maintained an asset-based line of credit for the   benefit or Tomco on which a partial repayment of   $1,300,000 was made as part of the Tomco sale   transaction. As of May 31, 2007, the line of   credit had an outstanding balance of approximately   $1,172,207 including interest. The line of credit is   secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). The outstanding balance of the line of credit is   expected to be fully paid by approximately August,   2007 from remaining Tomco receivables (which were not sold by TAP in the Tomco sale transaction) and monthly note payments from the acquirer of the Tomco assets.
	1,172,207	2,097,292

At May 31, 2006 TAP Holdings, LLC. had a loan payable outstanding from the purchase of a delivery truck. The loan has since been satisfied.	-0-	23,157
	4,855,252	5,803,494

NOTE 5 - CONVERTIBLE DEBT

Description	Bal. @ 6/01/06	Additions 6-1-06 to 5/31/07	Adjustments 6-1-06 to 5/31/07	Bal. @ 5/31/07
Convertible Debt—Principal LT	$335,012	1,134,560	$(225,000)	$1,244,572
Convertible Debt—Interest	179,164	-	(118,657)	60,507
Convertible Debt—Stockholders	120,750	481,860	-	602,610
Totals	$634,926	$1,616,420	$(343,657)	$1,907,689

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

Since July 31, 2001, 41 out of 48 noteholders have converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each warrant previously held. An additional noteholder has converted $120,876 of his note for 151,095 common shares. On March 31, 2007, another noteholder agreed to a new $62,833 note bearing interest at the rate of 10% per annum and due and payable on January 31, 2008, replacing the old note. Another 3 notes totaling $271,250 as of May 31, 2007, were canceled due to the expiration of the statute of limitations. The 2 remaining outstanding notes are in default of their original or restructured terms. As of May 31, 2007, we owed $170,519 in principal and interest to the 2 remaining noteholders.

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

As of May 31, 2007, we still owed $120,750 in principal and interest to the remaining noteholders. There can be no assurance that we will be able to pay the remaining noteholders when the notes are due and that the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

NOTE 6 - MAJOR CUSTOMERS AND SUPPLIERS

On February 28, 2006, we completed an investment in ClaimRemedi, Inc., the licensor of certain healthcare software products. As such ClaimRemedi, Inc. became a major supplier.

NOTE 7 - INCOME TAXES

As of May 31, 2007, we had available federal net operating loss ("NOL") carry-forwards that approximate $34.5 million and may be applied against future taxable income through tax year 2025. State NOL carry-forward is approximately $21.4 million and expire through tax year 2012. A 100% valuation reserve has been set up to entirely offset any deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

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

NOTE 9 - STOCK OPTION PLAN AND WARRANTS

We adopted a 1996 stock option plan (the "Option Plan"). As of May 31, 2007, a total of 3,500,887 shares of our common stock have been reserved for issuance under the Option Plan. As of May 31, 2006, we also had 3,500,887 of such options outstanding. The Board of Directors administers the Option Plan, or a committee appointed by the Board of Directors, which determine the recipients and term of the awards granted (Item 10. "Stock Options").

In addition to the above mentioned stock options, in July 1998, in conjunction with our initial public offering certain debt holders were granted options/warrants in exchange for note repayments.

As for May 31, 2007 a total of 3,500,887 shares of our common stock have been reserved for issuance under the Option Plan of which 1,543,600 are outstanding and 1,957,287 were remaining (Item 10. "Stock Options").

We have granted the following options/warrants to purchase common stock as of May 31, 2007.

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

	2007	2006
Net Income (Loss)
As Reported	$(3,064,974)	$(5,038,393)
Pro Forma	$(3,101,956)	$(4,809,693)
Basic and Diluted Income (Loss) Per Common Share
As Reported	$(0.09)	$(0.26)
Pro Forma	$(0. 09)	$(0.25)

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

Information on our business segments for the fiscal years ended May 31,
	2007	2006

Net Revenues and Sales:
CoinBank machines	$126	35,635
EMMA	—	—
Claim-Remedi	31,348	5,257
Unallocated	182,472	14,115

	$313,946	$55,007

	2007	2006

Interest expense
CoinBank machines	—	—
EMMA	—	—
Claim-Remedi	—	—
Unallocated	407,567	390,562
	407,567	390,562
Depreciation & Amortization
CoinBank machines	—	—
EMMA	326,531	559,769
Claim-Remedi	—	—
Unallocated	3,4374	4,496
	329,968	564,263

Segment profit (loss)
CoinBank machines	(297,486)	(255,757)
EMMA	—	—
Claim-Remedi	(1,405,715)	(1,257,791)
Unallocated	(1,362,046)	(2,700,770)
	(3,064,974)	(5,038,393)

Net identifiable assets:
CoinBank machines	609,890	615,260
EMMA	0	326,531
Claim-Remedi	—	—
Unallocated	17,320,641	7,347,537
	17,930,531	19,272,753

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

NOTE 15 - SUBSEQUENT EVENTS
The Company is restating its previously issued consolidated financial statements for the year ended May 31, 2007 for the following reasons: overaccrual of directors’ fees and the reclassification of notes receivable from current to non-current assets. In addition, a major subsequent event is disclosed in Note 16.

The following is a summary of the restatements for the year ended May 31, 2007:
Overaccrual of directors’ fee	$312,500

The effect on the Company’s previously issued 2007 financial statements is summarized as follows:

	As Previously	Increase
	Reported	(Decrease)	Restated
Balance Sheet Data:
Assets of discontinued operations - current Notes receivable	$8,266,545	$(6,879,045)	$1,387,500
Total assets of discontinued operations - current	8,861,942	(6,879,045)	1,356,397
Total current assets	10,357,622	(6,879,045)	3,478,577
Assets of discontinued operations - noncurrent Notes receivable	—	6,879,045	6,879,045
Total assets	17,930,531	—	17,930,531
Liabilities of discontinued operations - Accrued expenses and other current liabilities	804,526	(312,500)	492,026
Total liabilities of discontinued operations	2,702,176	(312,500)	2,389,676
Total current liabilities	10,453,483	(312,500)	10,141,083
Total liabilities	11,588,143	(312,500)	11,275,643
Total stockholders’ equity	6,441,027	312,500	6,753,527

Statement of Operations Data:
Discontinued operations - selling, general & administrative expenses	1,399,818	(312,500)	1,087,318
Income (loss) from discontinued operations	282,979	312,500	595,479
Net loss	$(3,377,747)	$312,500	$(3,065,247)

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

* As of May 31, 2007 the Company owes Bruce Korman $412,577 in unpaid wages.

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

On March 28, 2003, our board of directors approved an amendment to the Director Plan. Under the amendment, each director surrendered all of his previously held options and was issued a one-time grant of 140,000 options at an exercise price of $0.65, subject to shareholder approval. On January 5, 2004, the stockholders approved this increase.

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

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership (2a)	Percentage of Shares Beneficially Owned

Bruce Korman (3)	3,866,267	12.47%

Richard Miller (4)	856,657	2.76%

Robert B. Fagenson (5)(6)	271,126.87%

Kevin Walls (7)	336,927	1.09%

Eric Butlein (8)	3,533,130	11.40%

Edmund King (9)	750,000	2.42%

Darryl Bergman (10)	500,000	1.61%

Willi Muhr (11)	200,000.65%

Peter & Irene Gauld (12)	1,755,860	5.66%

Robin Richards	180,000.58%

All directors and executive officers as a group (persons)(1)(2)(3)(4)(5)(6) (7)(8)(9)(10)(11)(12)	12,249,967	39.51%

*	Denotes less than 1%.

(1)	Unless otherwise indicated, the address for each named individual or group is in care of Cash Technologies, Inc., 1434 West 11th Street, Los Angeles, California 90015.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

As of May 31, 2007, we had outstanding short-term loans of an aggregate principal amount of $8,915 from Bruce Korman (and related parties), who is our Chief Executive Officer and Chairman of the Board of Directors. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of May 31, 2007, we were in arrears of $412,577 for salary to Mr. Korman and owed $136,930 in accrued rent for our offices to Prime Financial Partners, a company in which Mr. Korman has a beneficial interest.

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

 (b) Reports on 8-K

None

ITEM 14. PRINCIPAL ACCOUNTING FEES & SERVICES

Independent Accountant Fees

The following table sets forth the aggregate fees for professional audit services rendered by Vasquez & Co LLP for the audit of our annual financial statements for the fiscal years 2007 and 2006, and fees billed for other services provided by Vasquez & Co LLP for fiscal years 2007 and 2006. Certain amounts from fiscal year 2006 have been reclassified to conform to new presentation requirements.

	Fiscal Year Ended May 31,
	2007	2006

Audit Fees	$	$55,000

Audit-Related Fees		27,000

Tax Fees		7,000

All other fees		3,000

Total Fees Paid	$	$92,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 18th day of October, 2007.

CASH TECHNOLOGIES, INC.

By:	/s/ BRUCE KORMAN
Bruce Korman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ BRUCE KORMAN	President, Chief Executive Officer	October 18, 2007
Bruce Korman	And Director (Principal Executive Officer)

/s/ EDMUND KING	Chief Financial Officer
Edmund King	(Principal Financial Officer)	October 18, 2007

/s/ RICHARD MILLER	Director	October 18, 2007
Richard Miller

/s/ ROBERT FAGENSON	Director	October 18, 2007
Robert Fagenson

/s/ KEVIN WALLS	Director	October 18, 2007
Kevin Walls