Form 10QSB
period 2007-08-31
CASH TECHNOLOGIES INC
filed 2007-10-22
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED AUGUST 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-15783

CASH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4558331
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

1434 W. 11 TH STREET, LOS ANGELES, CA	90015
(Address of principal executive offices)	(Zip Code)

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

On October 15, 2007, there were 24,442,976 shares of common stock, $ .01 par value per share, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

  CASH TECHNOLOGIES, INC.
FORM 10-QSB

INDEX

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of August 31, 2007 (unaudited) and May 31, 2007	3

	Consolidated Statements of Operations for the three-month
	periods ended August 31, 2007 and August 31, 2006 (unaudited)	5

	Consolidated Statements of Cash Flows for the three-month
	periods Ended August 31, 2007 and August 31, 2006 (unaudited)	6

	Notes to Consolidated Financial Statements for the three-month
	periods ended August 31, 2007 and August 31, 2006 (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition,
	Results of Operations, and Risk Factors	13

Item 3.	Controls And Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES		27

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	AUGUST 31,	MAY 31,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,763	$1,107,649
Accounts receivable	33,887	29,853
Prepaid expenses and other current assets	194,627	194,627
Other receivable (net of allowance $50,000)	181,551	163,551
Assets of discontinued operations
Cash	41	41
Accounts receivable	90,670	192,360
Prepaid expenses and other current assets	263,076	263,076
Inventory (net of allowance $121,000)	121,690	121,690
Note receivable	-	1,387,500
Other assets	18,230	18,230
Total assets of discontinued operations	493,707	1,982,897

Total Current Assets	917,535	3,478,577

CoinBank machines held for sale	609,890	609,890

PROPERTY AND EQUIPMENT (net)	29,555	26,823

NOTES RECEIVABLE	-	6,879,045

CDHC PREFERRED STOCK	900,901	900,901

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

BIPS PREFERRED STOCK	-	2,000,000

OTHER ASSETS	535,295	535,295

TOTAL ASSETS	$6,493,176	$17,930,531

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 5)	$3,482,286	$3,482,287
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 6)	175,769	170,519
Due to Shareholders (Note 4)	473,494	602,610
Accounts payable	540,894	1,131,497
Accrued liabilities	2,465,503	2,094,333
Dividend payable	311,246	261,246
Liabilities of discontinued operations
Accounts payable	725,443	725,443
Notes payable	799,064	1,172,207
Accrued expenses and other current liabilities	458,026	492,026
Total liabilities of discontinued operations	1,982,533	2,389,676

Total Current Liabilities	9,440,640	10,141,083

Long-Term Notes Payable (Note 6)	1,140,013	1,134,560

TOTAL LIABILITIES	10,580,653	11,275,643

COMMITMENTS & CONTINGENCIES (Note 7)		-

MINORITY INTEREST	(105,188)	(98,639)
MINORITY INTEREST OF DISCONTINUED OPERATIONS	-	-
TOTAL MINORITY INTEREST	(105,188)	(98,639)

STOCKHOLDERS' EQUITY (DEFICIENCY): (Notes 3 and 7)
Stockholder's equity of discontinued operations
Additional paid in capital	910,000	910,000
Accumulated equity	(2,398,826)	5,562,266
Total stockholder's equity of discontinued operations	(1,488,826)	6,472,266

Cumulative Redeemable Preferred Stock, 3,000,000 shares authorized,
647,715 and 647,515 shares issued and outstanding at August 31, 2007 and May 31, 2007	10,875,112	10,875,812

Common Stock, $0.01 par value, 60,000,000 shares authorized,
24,442,976 and 23,035,964 issued and outstanding at August 31, 2007 and May 31, 2007	367,782	366,876

Additional Paid-In-Capital	40,266,952	40,177,546
Accumulated Deficit	(54,004,008)	(51,138,973)

Total stockholders' Equity (Deficit)	(3,982,289)	6,753,527

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$6,493,176	$17,930,531

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTH PERIODS
	ENDED AUGUST 31,
	2007	2006

NET REVENUES	43,587	34,592
COST OF REVENUES	25,574	19,511

GROSS PROFIT (LOSS)	18,013	15,081

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	746,673	839,638
IMPAIRMENT OF INVESTMENT IN BIPS	2,000,000	-
RESEARCH AND DEVELOPMENT EXPENSE	18,750	37,500
DEPRECIATION & AMORTIZATION EXPENSE	754	141,066

OPERATING LOSS	(2,748,164)	(1,003,122)

INTEREST EXPENSE	73,421	99,092

LOSS BEFORE INCOME TAXES	(2,821,585)	(1,102,215)

INCOME TAXES	-	2,400

MINORITY INTEREST (Note 13)	6,549	22,754

NET LOSS FROM CONTINUING OPERATIONS	$(2,815,036)	$(1,081,859)

DISCONTINUED OPERATIONS
NET REVENUES	$-	$1,831,901
FORGIVENESS OF DEBT	-
COST OF REVENUES	-	(1,249,929)
SELLLLING, GENERAL & ADMINISTRATIVE EXPENSE	(130)	(611,940)
INTEREST EXPENSE	(22,299)	(121,874)
BAD DEBT	(7,938,663)	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(7,961,092)	(151,842)

NET LOSS	$(10,776,128)	$(1,233,701)

Dividends & deemed dividends	$50,000	$55,000

Net loss allocable to common
shareholders	$(10,826,128)	$(1,288,701)

Basic and diluted net loss per share	$(0.44)	$(0.06)
	(0.31)	(0.06)
Basic and diluted weighted average	24,442,976	20,887,143
shares of common stock outstanding	34,671,863	31,519,950

See notes to consolidated financial statements.

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	August 31,	August 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(2,815,036)	$(1,233,701)
Adjustments to reconcile net loss to net cash used by
operating activities:
Impairment of investment in BIPS	2,000,000	-
Minority interest	(6,549)	(22,753)
Amortization of capitalized software	-	139,942
Amortization Deemed Interest Expense	5,453	-
Depreciation expense	(2,732)	1,124
Changes in operating assets and liabilities:
Accounts receivable	(4,033)	(1,664)
Prepaid expenses and other current assets	-	(6,149)
Other receivable	(18,000)	(3,851)
Accrued interest	(6,134)	6,384
Accounts payable	(590,603)	37,585
Accrued expenses and other current liabilities	371,170	528,750
Net cash used in operating activities	(1,054,197)	(554,336)

FINANCING ACTIVITIES:

Proceeds from the issuance of warrants		-
Net proceeds from issuance of preferred stock	-	200,000
Proceeds from Long-term debt	-	75,000
Repayments on short-term debt	(130,000)	-
Proceeds from sale of common stock	90,311	283,400

Net cash provided by (used in) financing activities	(39,689)	558,400

CHANGE IN CASH AND CASH EQUIVALENTS	(1,093,886)	4,064

Cash and Cash Equivalents, Beginning of Period	1,107,649	81,355

Cash and Cash Equivalents, End of Period	$13,763	$85,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$-	$2,400

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Issuance of common stock for services performed	$-	$3,308
Loss on operations of discontinued operations	$(7,961,092)	(151,839)
Dividends declared on preferred stock	$50,000	$55,000

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:   GENERAL

GOING CONCERN:

We have prepared the financial statements included in this Form 10-QSB assuming that we will continue as a going concern. Although we have raised additional capital since our initial public offering in July 1998, we have never generated sufficient revenue-producing activities to sustain our operations. Accordingly, we must raise significant capital to fund current operations and to repay existing debt. Our auditors have included an explanatory paragraph in their report for the year ended May 31, 2007, indicating there is substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2007 and the results of operation and cash flows for the three-month periods ended August 31, 2007 and August 31, 2006. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2007, filed with the SEC. The results of operations for the three-month period ended August 31, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of May 31, 2007, capitalized software costs had been fully amortized . Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $18,750 and $37,500 for the three months ended August 31, 2007 and 2006, respectively, and $93,750 and $150,000 for the fiscal years ended May 31, 2007 and May 31, 2006 respectively.

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

IMPAIRMENT OF BIPS

During the quarter ended August 31, 2007, management concluded that due to adequate quarterly data no longer being available, that the resulting uncertainty requires us to take a 100% reserve on the BIPS investment. Although we believe that our investment in BIPS has the potential for returns previously indicated, we have concluded that we can no longer support the value of the investment under FSP 115-1.

NOTE 2. COMMITMENTS AND CONTINGENCIES

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

NOTE 3: STOCKHOLDERS EQUITY

In the fiscal quarter ended August 31, 2007, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 152,000 shares of the Company’s Common Stock for gross proceeds of $90,311. In addition, the Company issued 75,000 five year Common Stock purchase warrants with exercise prices ranging from $0.01 to $1.50.

NOTE 4: RELATED PARTY TRANSACTIONS

As of August 31, 2007, we were in arrears of $286,849 for the salary to Mr. Korman, and owed $130,560 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

During the month of July 2006, Edmund King, the Chief Financial Officer, loaned the company $50,000 and Bruce Korman, Chief Executive Officer, $25,000, respectively. As of August 31, 2007, these loans have been paid in full.

NOTE 5: SHORT-TERM DEBT

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity in February, 2008. We do not have sufficient capital to repay this debt. We have no current plan or   capability to repay G.E. its principal. As of August 31, 2007, we owed G.E. Capital $$3,683,045, which includes the principal, financing fees and unpaid interest.

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

As of August 31, 2007, we owed $175,769 in principal and interest to the 2 remaining noteholders. There can be no assurance that we will be able to pay the remaining noteholders when the notes are due and that the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

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

NOTE 6: LONG-TERM DEBT

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

NOTE 7: STOCK BASED COMPENSATION

(s) Employee Stock Option - Effective March 1, 2006 the Company adopted SFAS 123(R) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards granted prior to its adoption will be expensed over the remaining portion of their vesting period. These awards will be expensed under the straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after January 1, 2006, the Company will amortize stock-based compensation expense on a straight-line basis over the requisite service period, which is three years.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for the year ended May 31, 2007 such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

NOTE 8: SEGMENT REPORTING

We operate through two principal business segments: Claim-Remedi Services, Inc., and CashTechCard Systems, Inc.

	Three months ended
	August 31,
	2007	2006
Net revenues:
Claim Remedi/CashTechCard	43,587	34,467
Unallocated	-	1,832,026
	43,587	1,866,493

Interest expense:
Claim Remedi/CashTechCard	-	-
Unallocated	73,421	220,966
	73,421	220,966

Depreciation & Amortization:
Claim Remedi/CashTechCard	-	-
Unallocated	754	141,066
	754	141,066

Segment Income (loss):
Claim Remedi/CashTechCard	(251,656)	(276,936)
Unallocated	(2,563,380)	(956,765)
	(2,815,036)	(1,233,701)

NOTE 9: MINORITY INTEREST

For the three months ended August 31, 2007, we have allocated $6,549 of losses in CT Holdings to minority interest.

On November 5, 2004 TAP Holdings, LLC (dba Tomco Auto Products) acquired substantially all of the assets and assumed certain liabilities of TomcoAuto Products, Inc. On October 31, 2006 TAP Holdings, LLC sold most of its assets to Champion Parts, Inc. The sale included a transfer of all carburetor related inventory, trademarks, patents and sales contracts. TAP received $1.3 million in cash and up to $9.1 million in future payments, represented by a secured promissory note, to be paid over a maximum of 11 years based on a percentage of combined carburetor sales by Champion. Under the original terms of the agreement after Cash Tech's investment in TAP has been fully repaid (approximately $1.1 million), TAP would pay approximately 37% of the proceeds from the Champion note to Tibrand Capital Ventures, LLC, Cash Tech's former partner in TAP, with the remainder paid to Cash Tech, however, Champion has defaulted on the note as a result of its filing for bankruptcy protection on October 10, 2007 (see Note 10 Subsequent Events).

NOTE 10: SUBSEQUENT EVENTS

The following was submitted by Champion Parts, Inc., a major creditor to TAP Holdings, LLC, Cash Technologies, Inc. subsidiary to the SEC on Form 8-K on October 10, 2007.

"On Wednesday, October 10, 2007, Champion Parts, Inc., (the "Debtor"), filed a voluntary petition with the United States Bankruptcy Court for the Western District of Arkansas, (the "Court") under Chapter 11 of Title 11 of the United States Code in order that it may reorganize its financial obligations and capital structure (Case Nos. 4:07-bk-73253). The Debtor will file motions to continue to operate its business as "debtor-in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

The Debtors have received written notice from PNC Bank, National Association, ("the Lender") its primary lender of various events of default under the loan covenants and agreements with the lender. Discussions with the senior lender resulted in its decision that the company should file for Chapter 7 liquidation under the applicable bankruptcy law. However the Company believes it is a viable going concern, and can succeed in the future. The lender has stated that it intends to seek an orderly liquidation of the Company. As a result, the Company intends to seek from the Bankruptcy Court an order allowing it to use Cash Collateral to remain in business and service the needs of its customers.

There can be no assurance as to what the Bankruptcy Court will allow. If it does not allow the use of Cash Collateral, it is likely that the bank will have a Receiver appointed to oversee the orderly liquidation of the Company. If the Court allows the use of Cash Collateral, the Company intends to continue to sell to its customers and to seek to maximize the value for all its creditors and shareholders.

The Company intends to submit its plan of reorganization subject to the approval of the Court."

Champion's bankruptcy has resulted in the default of the $9.5 million secured note owed by Champion to TAP. It is our intention to submit a plan to purchase the assets of Champion and thereby attempt to recover most or all of the value of the defaulted note. We believe that the prospect of recovery is favorable, however there can be no assurance of success and we have therefore taken a 100% reserve against the remaining balance of the Champion note due to TAP Holdings, LLC.

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

Our independent registered public accountant included an explanatory paragraph in its report for the year ended May 31, 2007, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs.

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop and market our products. We anticipate that losses will continue for the near future. Our expenses have exceeded net revenues since inception. For the three-month periods ended August 31, 2007 and 2006, we incurred net income (losses) of approximately $(8,776,128) and $(1,233,701) respectively.

Critical Accouting Policies

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2007 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2006.

Net revenues for the three-month period ended August 31, 2007 increased to $43,587 compared to $34,592 for the same 2006 period. The increase in net revenue is attributable to an increase in sales of our health care data processing.

Cost of revenues for the three-month period ended August 31, 2007 was $25,574 compared to $19,511. The increase in cost of revenues is directly related to the increase in sales.

Gross profit for the three months ended August 31, 2007 was $18,013 compared to $15,081 for the same period a year ago.

Selling, General and Administrative expenses for the three months ended August 31, 2007, decreased to $746,673 compared to $839,638 for the three months ended August 31, 2006. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Research and development expenses for the three months ended August 31, 2007, were $18,750 compared to $37,500 for the three months ended August 31, 2006.

Depreciation and amortization expenses for the three months ended August 31, 2007, and August 31, 2006, were $754 and $141,066, respectively. The substantial decrease is due to the Capitalized Software asset being completely amortized in prior periods.

Interest expense for the three months ended August 31, 2007 and August 31, 2006, was $73,421 and $99,092, respectively the increase was due to additional interest paid to retire a secured note.

Minority Interest for the three months ended August 31, 2007 and August 31, 2006, is $6,549 and $22,754, respectively

Income Taxes for the three months ended August 31, 2007 and August 31, 2006, is zero and $2,400, respectively

Bad debt expense for the three months ended August 31, 2007 was $7,938,663 compared to zero for the 2006 period. The Company wrote off a note receivable from Champion Auto due to receiving notification that Champion has filed for Chapter 11 bankruptcy protection.

As a result of the foregoing, net income (losses) for the three months ended August 31, 2007 and August 31, 2006, are $10,776,128 and $1,233,701, respectively.

Impairment of investment in BIPS for the three months ended August 31, 2007 and August 31, 2006, is $2,000,000 and zero respectively. The Company wrote down the investment in BIPS to zero (See note 1)

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At August 31, 2007, we had a working capital deficit of $8,523,105 compared to working capital of $331,640 at May 31, 2007. The large change is a direct result of write off of the Champion note receivable. At August 31, 2007, we had a cash balance of approximately $13,763. We are in immediate need of working capital to continue our business and operations. To date, we have been funding our operations primarily through the issuance of equity in private placement transactions with existing stockholders or affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Net cash used in operating activities was $1,076,626 for the three-months ended August 31, 2007 compared to $(554,336) for the three-months ended August 31, 2006. The increase was primarily due to a decrease in accounts payable.

Net cash used in investing activities for the three-months ended August 31, 2007, was zero as compared to zero for the three-months ended August 31, 2006.

Net cash provided by (used in) financing activities for the three-months ended August 31, 2007, was $(39,689) as compared to $558,400 for the three-months ended August 31, 2006. The decrease was attributable to the net result of various fund raising activities plus repayment for short-term debt.

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires interest-only payments at a rate of 9.5% and the entire unpaid balance is due at maturity in February, 2008. We do not have sufficient capital to repay this debt. We have no current plan or   capability to repay G.E. its principal. As of August 31, 2007, we owed G.E. Capital $$3,683,045, which includes the principal, financing fees and unpaid interest.

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

As of August 31, 2007, we owed $175,769 in principal and interest to the 2 remaining noteholders. There can be no assurance that we will be able to pay the remaining noteholders when the notes are due and that the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

In November 2004, TAP Holdings, LLC established a line of credit with BFI Business Finance. The maximum amount available under the line of credit is $2,000,000, limited to 60% of eligible accounts receivable plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (10% at May 31, 2005). The line of credit is collateralized by a security interest in TAP's accounts receivable, inventories, property and equipment and certain other assets as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). TAP must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement. As of August 31, 2007, there was $300,910 outstanding including interest.

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

Prior to the fiscal year ended May 31, 2007 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2006 and 2007, net income (losses) of ($5,038,393) and $(3,733,746) respectively. Net income for the fiscal year ended May 31, 2006, was derived principally from our purchase of the Tomco assets. While management believes that it will generate operating profits in the future, no assurance can be given. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2006 and 2007, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the three month period ended August 31, 2007 we have incurred additional (losses) of $(8,776,128) which include a one time bad debt expense of $7,938,663.

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of August 31, 2007 we had outstanding current liabilities of $9,440,640, of which $175,769 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of August 31, 2007, Cash Tech had working capital deficit of $8,523,105 and available cash of $13,763. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of August 31, 2007, we also owe $3,683,045 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which was executed in December 2006 and will expire on February 1, 2008. We have no current arrangement or capability to repay G.E. its principal.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to several lenders, including the holder of notes in the principal and interest amount of $250,000 issued in a placement which was completed in January 2000, equipment liens in favor of General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997 and liens in favor of BFI Finance on all assets of TAP Holdings pursuant to a Loan and Security Agreement entered into in November, 2004.

The G.E. loan is secured by certain of our CoinBank machines. As of August 31, 2007, we were indebted to G.E. in the amount of approximately $3,683,045 including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's former chairman (who is not an employee of Cash Technologies). As of August 31 2007 we owed BFI approximately $799,064 including interest. The outstanding balance owed to BFI is expected to be fully paid by approximately October, 2007 from the collection of remaining Tomco receivables (which were not sold by TAP in the Tomco sale transaction) and monthly note payments from the acquirer of the Tomco assets.

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

Risks Related to TAP Holdings, LLC

TAP’s revenues are entirely dependent on payments from one company

On October 31, 2006, TAP sold most of its assets to Champion Parts, Inc. The initial cash payment from Champion of $1.3 million was paid to TAP's secured lender. The remainder of the purchase price was in the form of a $9.1 million promissory note with a term of 11 years. However, on Wednesday, October 10, 2007, Champion Parts, Inc., (the "Debtor"), filed a voluntary petition with the United States Bankruptcy Court for the Western District of Arkansas, (the "Court") under Chapter 11 of Title 11 of the United States Code in order that it may reorganize its financial obligations and capital structure (Case Nos. 4:07-bk-73253). The Debtor will file motions to continue to operate its business as "debtor-in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

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

Our Certificate of Incorporation includes provisions to limit, to the full extent permitted by Delaware law, the personal liability of our directors for monetary damages arising from a breach of their fiduciary duties as directors. In addition, our By-Laws require us to indemnify any of our directors, officers, employees or agents to the full extent permitted by Delaware law. As a result of such provisions in our Certificate of Incorporation and the By-Laws, security holders may be unable to recover damages against our directors and officers for actions taken by them which constitute negligence, gross negligence or a violation of their fiduciary duties. This may reduce the likelihood of security holders instituting derivative litigation against directors and officers and may discourage or deter security holders from suing our directors, officers, employees and agents for breaches of their duty of care, even though such an action, if successful, might otherwise benefit us and our security holders.

Risks Related to our Common Stock

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

The market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. The one year sale price for our common stock, as reported by the American Stock Exchange has fluctuated from a low of $0.60 to a high of $1.75 per share. The market price of our common stock could be impacted by a variety of factors, including:

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

Our Certificate of Incorporation authorizes our board of directors to issue up to 1,500,000 shares of preferred stock, from time to time, in one or more series. Our board of directors is authorized, without further approval of the security holders, to fix the dividend rights and terms, conversion rights, voting rights, redemption rights and terms, liquidation preferences, and any other rights, preferences, privileges and restrictions applicable to each new series of preferred stock. The issuance of such stock could adversely affect the voting power of the holders of common stock and, under certain circumstances, make it more difficult for a third party to gain control of us, discourage bids for our common stock at a premium, or otherwise adversely affect the market price of our common stock.

Risks Related to our listing on the American Stock Exchange

We are not in compliance with the continued listing standards of the American Stock Exchange (AMEX) and are subject to delisting.

As a result failing to meet the minimum continued listing standards of the AMEX, including the reduction in our stockholders equity below $6,000,000, we are subject to delisting in accordance with AMEX rules. It is likely that AMEX will require us to submit a plan for regaining compliance with the listing standards. If AMEX accepts the plan and we meet the plan milestones, we will continue to be listed on AMEX. If AMEX does not accept the plan and we do not meet the plan milestones, it is likely that AMEX will move to delist our stock. While we believe that the acquisition of the Champion assets (see above) and other investments being contemplated, if consummated, have the ability to return the company to good standing with AMEX, there can be no assurance that AMEX will accept any plan we propose or that we will meet the plan milestones.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the fiscal quarter ended August 31, 2007, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 152,000 shares of the Company’s Common Stock for gross proceeds of $90,311. In addition, the Company issued 75,000 five year Common Stock purchase warrants with exercise prices ranging from $0.01 to $1.50.

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

As of August 31, 2007, we owed $175,769 in principal and interest to the 2 remaining noteholders. There can be no assurance that we will be able to pay the remaining noteholders when the notes are due and that the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this three-month period ended August 31, 2007, there have not been any matters submitted for a vote from the security holders.

ITEM 5. OTHER INFORMATION

The following was submitted by Champion Parts, Inc., a major creditor to TAP Holdings, LLC, Cash Technologies, Inc. subsidiary to the SEC on Form 8-K on October 10, 2007.

"On Wednesday, October 10, 2007, Champion Parts, Inc., (the "Debtor"), filed a voluntary petition with the United States Bankruptcy Court for the Western District of Arkansas, (the "Court") under Chapter 11 of Title 11 of the United States Code in order that it may reorganize its financial obligations and capital structure (Case Nos. 4:07-bk-73253). The Debtor will file motions to continue to operate its business as "debtor-in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

The Debtors have received written notice from PNC Bank, National Association, ("the Lender") its primary lender of various events of default under the loan covenants and agreements with the lender. Discussions with the senior lender resulted in its decision that the company should file for Chapter 7 liquidation under the applicable bankruptcy law. However the Company believes it is a viable going concern, and can succeed in the future. The lender has stated that it intends to seek an orderly liquidation of the Company. As a result, the Company intends to seek from the Bankruptcy Court an order allowing it to use Cash Collateral to remain in business and service the needs of its customers.

There can be no assurance as to what the Bankruptcy Court will allow. If it does not allow the use of Cash Collateral, it is likely that the bank will have a Receiver appointed to oversee the orderly liquidation of the Company. If the Court allows the use of Cash Collateral, the Company intends to continue to sell to its customers and to seek to maximize the value for all its creditors and shareholders.

The Company intends to submit its plan of reorganization subject to the approval of the Court."

Champion's bankruptcy has resulted in the default of the $9.5 million secured note owed by Champion to TAP. It is our intention to submit a plan to purchase the assets of Champion and thereby attempt to recover most or all of the value of the defaulted note. We believe that the prospect of recovery is favorable, however there can be no assurance of success and we have therefore taken a 100% reserve against the remaining balance of the Champion note due to TAP Holdings, LLC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Report on Form 8-K filed on March 15, 2007 under Item 7.01.
Report on Form 8-K filed on June 6, 2007 under Item 1.01 and 3.02.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended August 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized the 22nd day of October 2007.

CASH TECHNOLOGIES, INC.

By: /S/ Bruce Korman
Bruce Korman
President and Chief Executive Officer

By: /S/ Edmund King
Edmund King
Chief Financial Officer