Form 10KSB/A
period 2007-05-31
CASH TECHNOLOGIES INC
filed 2007-10-23
CIK 1022964

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

As of May 31, 2007, Cash Tech had working capital of ($6,662,506) and available cash of $1,107,649. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of May 31, 2007, we also owe $3,683,045 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which was executed in December 2006 and will expire on February 1, 2008. We have no current arrangement or capability to repay G.E. its principal.

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

/s/ VASQUEZ & Company LLP

Los Angeles, California
September 13, 2007 (except for notes 15 & 16, as to which the date is October 10, 2007)

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MAY 31,	MAY 31,
	2007	2006
ASSETS	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$1,107,649	$81,355
Accounts receivable	29,853	14,226
Prepaid expenses and other current assets	194,627	185,986
Other receivable (net of allowance $50,000)	163,551	104,684
Assets of discontinued operations
Cash	41	61,636
Accounts receivable	192,360	2,095,107
Prepaid expenses and other current assets	263,076	231,422
Inventory (net of allowance $121,000) (Note 2)	121,690	8,436,161
Property and equipment, net		15,261
Note receivable	1,387,500	-
Other assets	18,230	144,038
Total assets of discontinued operations	1,982,897	10,983,625

Total Current Assets	3,478,577	11,369,876

CoinBank machines held for sale (Note 1(n))	609,890	609,890

Note receivable	6,879,045

PROPERTY AND EQUIPMENT (net) (Note 3)	26,823	30,260

CAPITALIZED SOFTWARE COSTS (Note 1(n))	-	326,531

CDHC PREFERRED STOCK	900,901	900,901

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

BIPS PREFERRED STOCK	2,000,000	2,000,000

OTHER ASSETS	535,295	535,295

TOTAL ASSETS	$17,930,531	$19,272,753

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 4)	$3,482,286	3,482,287
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 5)	170,519	514,176
Due to Shareholders (Note 5)	602,610	120,750
Accounts payable	1,131,497	607,945
Accrued liabilities	2,094,333	927,228
Dividend payable	261,246	50,416
Liabilities of discontinued operations
Accounts payable	725,443	1,126,690
Notes payable (Note 4)	1,172,207	2,321,207
Accrued expenses and other current liabilities	492,026	1,658,943
Total liabilities of discontinued operations	2,389,676	5,106,840

Total Current Liabilities	10,141,082	10,818,557

Long-Term Notes Payable (Note 5)	1,134,560	-

TOTAL LIABILITIES	11,275,543	10,818,557

COMMITMENTS & CONTINGENCIES (Note 15)	-	-

MINORITY INTEREST	(98,639)	(74,517)
MINORITY INTEREST OF DISCONTINUED OPERATIONS	-	684,662
TOTAL MINORITY INTEREST	-	610,145

STOCKHOLDERS' EQUITY (Note 8)
Stockholder's equity of discontinued operations
Additional paid in capital	910,000	910,000
Accumulated equity	5,249,766	4,966,785
Total stockholder's equity of discontinued operations	6,159,766	5,876,785

Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized,	10,875,812	10,625,812
647,468 and 647,443 shares issued and outstanding at May 31, 2007 and May 31, 2006
Common Stock, $0.01 par value, 60,000,000 shares authorized,	366,876	346,445
23,746,364 and 20,635,964 issued and outstanding at May 31, 2007 and May 31, 2006

Additional Paid-In-Capital	40,177,546	38,262,424
Accumulated Deficit	(50,826,471)	(47,267,415)

Total stockholders' Equity	6,753,529	7,844,051

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,930,531	$19,272,753

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR ENDED
	MAY 31,
	2007	2006
	(Restated)
NET REVENUES	$313,946	$55,007
COST OF REVENUES	424,281	32,064

GROSS PROFIT (LOSS)	(110,335)	22,943

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	3,012,078	3,271,606
RESEARCH AND DEVELOPMENT	93,750	150,000
DEPRECIATION & AMORTIZATION EXPENSE	329,968	564,263

OPERATING LOSS	(3,546,131)	(3,962,926)

OTHER INCOME (Note 13)	(271,250)	(121,650)

INTEREST EXPENSE	407,567	390,562

LOSS BEFORE INCOME TAXES	(3,682,448)	(4,231,838)

INCOME TAXES	2,400	7,000

MINORITY INTEREST (Note 12)	(24,122)	24,521

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(3,660,726)	$(4,214,317)

DISCONTINUED OPERATIONS
NET REVENUES	$2,780,586	$8,153,219
FORGIVENESS OF DEBT	-
COST OF REVENUES	(2,250,226)	(6,313,030)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	(1,087,318)	(2,209,953)
INTEREST EXPENSE	(329,031)	(454,311)
GAIN FROM DISPOSITION OF SUBSIDIARY'S ASSETS	1,481,468	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	595,479	(824,075)

NET INCOME (LOSS)	$(3,065,247)	$(5,038,392)

Dividends & deemed dividends	$210,830	367,943

Net income (loss) allocable to common
shareholders	$(3,276,077)	$(5,406,335)

Basic and diluted net income (loss) per share
before extraordinary income	$(0.13)	$(0.26)

Basic and diluted weighted average
shares of common stock outstanding	23,189,489	19,183,870

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Fiscal year ended May 31, 2007

Balance for May 31, 2005	18,321,490	$183,300	647,093	$4,195,812	$36,652,496	$(36,885,779)	$4,145,828

Common stock warrant payments to consultants	1,400,000	140,000	—	—	—	—	140,000

Unit purchase - common stock	1,975,667	19,757	—	—	2,077,200	—	2,096,957

Unit purchase - preferred stock	—	—	350	6,430,000	—	—	6,430,000

Conversion of warrants to common stock	—	—	—	—	—	(8,515)	(8,515)

Dividends paid with common stock	338,807	3,388	—	—	442,728	—	446,116

Dividends accrued on preferred stock	—	—	—	—	—	(367,943)	(367,943)

Net income (loss)	—	—	—	—	—	(5,038,393)	(5,038,393)

Balance for May 31, 2006	22,035,964	$346,445	647,443	$10,625,812	$39,172,424	$(42,300,630)	$7,844,050

Common stock payments to consultants	1,050,000	105,000	—	—	—	—	105,000

Unit purchase - common stock	660,400	6,612	—	—	798,349	—	804,961

Unit purchase - preferred stock	—	—	25	250,000	—	—	250,000

Conversion of warrants to common stock	—	—	—	—	—	—	—

Conversion of preferred stock to common stock	—	—	—	—	—	—	—

Conversion of notes payable to common stock	—	—	—	—	—	—	—

Investment in subsidiary	—	—	—	—	—	—	—

Misc	—	—	—	—	(17,124)	—	(17,124)

Dividends paid with common stock	—	—	—	—	—	—	—

Dividends accrued on preferred stock	—	—	—	—	—	(210,830)	(210,830)

Net income (loss)	—	—	—	—	—	(3,065,247)	(3,065,247)

Balance for May 31, 2006	22,035,964	$366,876	647,468	$10,875,812	$41,087,546	$(45,576,707)	$6,753,529

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR ENDED MAY 31
	2007	2006
OPERATING ACTIVITIES:	(Restated)
Net loss	$(3,065,247)	$(5,038,393)
Adjustments to reconcile net loss to net cash used by
operating activities:
Minority interest	(24,122)	(24,521)
Amortization of capitalized software	326,531	559,769
Income on forgiveness of debt	(271,250)
Noncash compensation expense		3,308
Non-Cash payment for services	(72,407)	140,000
Depreciation expense	3,437	4,494

Changes in operating assets and liabilities:
Accounts receivable	(15,627)	(14,226)
Prepaid expenses and other current assets	(8,641)	302,058
Other receivable	(58,867)	(76,649)

CoinBank machines held for sale		28,393
Other assets		(324,223)
Accrued interest		285,023
Accounts payable	523,552	(154,974)
Change in net assets of business held for sale	(1,280,143)	1,330,392
Accrued expenses and other current liabilities	1,167,105	144,280
Net cash used in operating activities	(2,775,679)	(2,835,269)

INVESTING ACTIVITIES:

Purchase of property and equipment	-	(1,120)

Net cash provided by (used in) investing activities	-	(1,120)

FINANCING ACTIVITIES:

Proceeds from conversion of warrants		340
Proceeds from the issuance of warrants		830,000
Net proceeds from issuance of preferred stock	250,000
Proceeds from Long-term debt	1,134,560
Proceeds from short term debt from equity holder	481,860
Repayments on short-term debt		(100,000)

Proceeds from sale of common stock	1,935,553	2,084,794

Net cash provided by financing activities	3,801,973	2,815,134

CHANGE IN CASH AND CASH EQUIVALENTS	1,026,294	(21,255)

Cash and Cash Equivalents, Beginning of Period	81,355	102,610

Cash and Cash Equivalents, End of Period	$1,107,649	$81,355

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$2,400	$7,000

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion from convertible debt to common stock	$120,876	$50,000
Conversion of notes payable to common stock		$50,000
Issuance of common stock for services performed	$210,000	$143,308

Dividends declared on preferred stock	$210,830	$367,943
Dividends payd via common stock		$446,116
Deemed dividend on warrants issued		$8,515
Issuance of preferred stock		$$5,500,000

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

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

We have granted the following options/warrants to purchase common stock as of May 31, 2007.

	Number of Options/Warrants	Weighted Average Price $/Share
Options/Warrants outstanding - May 31, 2005	8,721,445	$1.93
Employee Stock Options
Granted	1,020,500	$1.01
Expired	—	—
Exercised	—	—
Stockholder Warrants
Granted	676,964	2.26
Expired	375,000	7.84
Exercised	—	—
Options
Options/Warrants outstanding - May 31, 2006	10,418,909	$2.01
Employee Stock Options
Granted	100,000	$0.95
Expired	—	—
Exercised	—	—
Stockholder Warrants
Granted	1,809,864	$1.23
Expired	2,044,886	$2.15
Exercised	—	—
Options
Options/Warrants outstanding - May 31, 2007	10,283,887	$1.54

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

	2007	2006
Net Income (Loss)
As Reported	$(3,065,247)	$(5,038,393)
Pro Forma	$(3,101,956)	$(4,809,693)
Basic and Diluted Income (Loss) Per Common Share
As Reported	$(0.09)	$(0.26)
Pro Forma	$(0. 09)	$(0.25)

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

Information on our business segments for the fiscal years ended May 31,
	2007	2006

Net Revenues and Sales:
CoinBank machines	$126	35,635
EMMA	—	—
Claim-Remedi	31,348	5,257
Unallocated	182,472	14,115

	$313,946	$55,007

	2007	2006

Interest expense
CoinBank machines	—	—
EMMA	—	—
Claim-Remedi	—	—
Unallocated	407,567	390,562
	407,567	390,562
Depreciation & Amortization
CoinBank machines	—	—
EMMA	326,531	559,769
Claim-Remedi	—	—
Unallocated	3,4374	4,496
	329,968	564,263

Segment profit (loss)
CoinBank machines	(297,486)	(255,757)
EMMA	—	—
Claim-Remedi	(1,405,715)	(1,257,791)
Unallocated	(1,362,046)	(2,700,770)
	(3,065,247)	(5,038,393)

Net identifiable assets:
CoinBank machines	609,890	615,260
EMMA	0	326,531
Claim-Remedi	—	—
Unallocated	17,320,641	7,347,537
	17,930,531	19,272,753

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

	Fiscal Year Ended May 31,
	2007	2006

Audit Fees	$104,000	$55,000

Audit-Related Fees	18,000	27,000

Tax Fees	7,000	7,000

All other fees	3,240	3,000

Total Fees Paid	$132,240	$92,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 22nd day of October, 2007.

CASH TECHNOLOGIES, INC.

By:	/s/ BRUCE KORMAN
Bruce Korman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ BRUCE KORMAN	President, Chief Executive Officer	October 22, 2007
Bruce Korman	And Director (Principal Executive Officer)

/s/ EDMUND KING	Chief Financial Officer
Edmund King	(Principal Financial Officer)	October 22, 2007

/s/ RICHARD MILLER	Director	October 22, 2007
Richard Miller

/s/ ROBERT FAGENSON	Director	October 22, 2007
Robert Fagenson

/s/ KEVIN WALLS	Director	October 22, 2007
Kevin Walls