Form 10QSB/A
period 2007-08-31
CASH TECHNOLOGIES INC
filed 2007-10-23
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

  CASH TECHNOLOGIES, INC.
FORM 10-QSB

INDEX

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets as of August 31, 2007 (unaudited) and May 31, 2007	3

	Condensed Consolidated Statements of Operations for the three-month
	periods ended August 31, 2007 and August 31, 2006 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three-month
	periods Ended August 31, 2007 and August 31, 2006 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements for the three-month
	periods ended August 31, 2007 and August 31, 2006 (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition,
	Results of Operations, and Risk Factors	13

Item 3.	Controls And Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES		27

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	AUGUST 31,	MAY 31,
	2007	2007
ASSETS	(Unaudited)	(Restated)
CURRENT ASSETS:
Cash and cash equivalents	$13,763	$1,107,649
Accounts receivable	33,887	29,853
Prepaid expenses and other current assets	194,627	194,627
Other receivable (net of allowance $50,000)	181,551	163,551
Assets of discontinued operations
Cash	41	41
Accounts receivable	90,670	192,360
Prepaid expenses and other current assets	263,076	263,076
Inventory (net of allowance $121,000)	121,690	121,690
Note receivable	-	1,387,500
Other assets	18,230	18,230
Total assets of discontinued operations	493,707	1,982,897

Total Current Assets	917,535	3,478,577

CoinBank machines held for sale	609,890	609,890

PROPERTY AND EQUIPMENT (net)	29,555	26,823

NOTES RECEIVABLE	-	6,879,045

CDHC PREFERRED STOCK	900,901	900,901

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

BIPS PREFERRED STOCK	-	2,000,000

OTHER ASSETS	535,295	535,295

TOTAL ASSETS	$6,493,176	$17,930,531

CASH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	August 31, 2007	May 31, 2007
	(Unaudited)	(Restated)

CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 5)	$3,482,287	$3,482,287
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 6)	175,769	170,519
Due to Shareholders (Note 4)	473,494	602,610
Accounts payable	540,893	1,131,497
Accrued liabilities	2,465,503	2,094,333
Dividend payable	311,246	261,246
Liabilities of discontinued operations
Accounts payable	725,443	725,443
Notes payable	799,064	1,172,207
Accrued expenses and other current liabilities	458,026	492,026
Total liabilities of discontinued operations	1,982,533	2,389,676

Total Current Liabilities	9,440,640	10,141,083

Long-Term Notes Payable (Note 6)	1,140,013	1,134,560

TOTAL LIABILITIES	10,580,653	11,275,643

COMMITMENTS & CONTINGENCIES		-

MINORITY INTEREST	(105,188)	(98,639)
MINORITY INTEREST OF DISCONTINUED OPERATIONS	-	-
TOTAL MINORITY INTEREST	(105,188)	(98,639)

STOCKHOLDERS' EQUITY (DEFICIENCY): (Notes 3 and 7)
Stockholder's equity of discontinued operations
Additional paid in capital	910,000	910,000
Accumulated equity	(2,398,826)	5,562,266
Total stockholder's equity of discontinued operations	(1,488,826)	6,472,266

Cumulative Redeemable Preferred Stock, 3,000,000 shares authorized,
649,045 and 647,515 shares issued and outstanding at August 31, 2007 and May 31, 2007	10,875,812	10,875,812

Common Stock, $0.01 par value, 60,000,000 shares authorized,
24,442,976 and 23,035,964 issued and outstanding at August 31, 2007 and May 31, 2007	367,782	366,876

Additional Paid-In-Capital	40,266,952	40,177,546
Accumulated Deficit	(54,004,009)	(51,138,973)

Total stockholders' Equity (Deficit)	(3,982,289)	6,753,527

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$6,493,176	$17,930,531

See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTH PERIODS
	ENDED AUGUST 31,
	2007	2006

NET REVENUES	$43,587	$34,592
COST OF REVENUES	25,574	19,511

GROSS PROFIT	18,013	15,081

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	746,673	839,638
IMPAIRMENT OF INVESTMENT IN BIPS	2,000,000	-
RESEARCH AND DEVELOPMENT EXPENSE	18,750	37,500
DEPRECIATION & AMORTIZATION EXPENSE	754	141,066

OPERATING LOSS	(2,748,164)	(1,003,122)

INTEREST EXPENSE	73,421	99,092

NET LOSS BEFORE INCOME TAXES	(2,821,585)	(1,102,215)

INCOME TAXES	-	2,400

MINORITY INTEREST (Note 13)	6,549	22,754

NET LOSS FROM CONTINUING OPERATIONS	(2,815,036)	(1,081,859)

DISCONTINUED OPERATIONS
NET REVENUES	-	1,831,901
FORGIVENESS OF DEBT	-
COST OF REVENUES	-	(1,249,929)
SELLLLING, GENERAL & ADMINISTRATIVE EXPENSE	(130)	(611,940)
INTEREST EXPENSE	(22,299)	(121,874)
BAD DEBT	(7,938,663)	-
LOSS FROM DISCONTINUED OPERATIONS	(7,961,092)	(151,842)

NET LOSS	$(10,776,128)	$(1,233,701)

Dividends & deemed dividends	$50,000	$55,000

Net loss allocable to common
shareholders	$(10,826,128)	$(1,288,701)

Basic and diluted net loss per share	$(0.44)	$(0.06)
	(0.44)	(0.06)
Basic and diluted weighted average	24,442,976	20,887,143
shares of common stock outstanding	34,671,863	31,519,950

See notes to condensed consolidated financial statements.

CASH TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	August 31,	August 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(10,776,128)	$(1,233,701)
Adjustments to reconcile net loss to net cash used by
operating activities:
Bad debt - discontinued operations	7,938,663	-
Impairment of investment in BIPS	2,000,000	-
Minority interest	(6,549)	(22,753)
Amortization of capitalized software	-	139,942
Amortization Deemed Interest Expense	5,453	-
Depreciation expense	(754)	1,124
Changes in operating assets and liabilities:
Accounts receivable	(4,034)	(1,664)
Prepaid expenses and other current assets	-	(6,149)
Other receivable	(18,000)	(3,851)
Accrued interest	6,134	6,384
Accounts payable	(590,604)	37,585
Accrued expenses and other current liabilities	371,170	376,908
Change in net assets of discontinued operations	22,429	157,839
Net cash used in operating activities	(1,050,712)	(554,336)

FINANCING ACTIVITIES:

Proceeds from the issuance of warrants		-
Net proceeds from issuance of preferred stock	-	200,000
Proceeds from Long-term debt	-	75,000
Repayments on short-term debt	(130,000)	-
Proceeds from sale of common stock	90,312	283,400

Net cash provided by (used in) financing activities	(39,688)	558,400

CHANGE IN CASH AND CASH EQUIVALENTS	(1,093,886)	4,064

Cash and Cash Equivalents, Beginning of Period	1,107,649	81,355

Cash and Cash Equivalents, End of Period	$13,763	$85,419

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$-	$2,400

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
Issuance of common stock for services performed	$-	$3,308
Dividends declared on preferred stock	$50,000	$55,000

See notes to condensed consolidated financial statements

CASH TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

CRITICAL ACCOUNTING POLICIES

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

NOTE 3: STOCKHOLDERS EQUITY

In the fiscal quarter ended August 31, 2007, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 152,000 shares of the Company’s Common Stock for gross proceeds of $90,312. In addition, the Company issued 75,000 five year Common Stock purchase warrants with exercise prices ranging from $0.01 to $1.50.

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

NOTE 5: NOTE PAYABLE

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

NOTE 8: SEGMENT REPORTING

We operate through two principal business segments: Claim-Remedi Services, Inc., and CashTechCard Systems, Inc.

	Three months ended
	August 31,
	2007	2006
Net revenues:
Claim Remedi/CashTechCard	$43,587	$34,467
Unallocated	-	1,832,026
	$43,587	$1,866,493

Interest expense:
Claim Remedi/CashTechCard	$-	$-
Unallocated	73,421	220,966
	$73,421	$220,966

Depreciation & Amortization:
Claim Remedi/CashTechCard	$-	$-
Unallocated	754	141,066
	$754	$141,066

Segment Income (loss):
Claim Remedi/CashTechCard	$(251,656)	$(276,936)
Unallocated	(2,563,380)	(956,765)
	$(2,815,036)	$(1,233,701)

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

The Debtors have received written notice from PNC Bank, National Association, ("the Lender") its primary lender of various events of default under the loan covenants and agreements with the lender. Discussions with the senior lender resulted in its decision that the company should file for Chapter 7 liquidation under the applicable bankruptcy law. However the Debtor believes it is a viable going concern, and can succeed in the future. The lender has stated that it intends to seek an orderly liquidation of the Company. As a result, the Debtor intends to seek from the Bankruptcy Court an order allowing it to use Cash Collateral to remain in business and service the needs of its customers.

There can be no assurance as to what the Bankruptcy Court will allow. If it does not allow the use of Cash Collateral, it is likely that the bank will have a Receiver appointed to oversee the orderly liquidation of the Company. If the Court allows the use of Cash Collateral, the Debtor intends to continue to sell to its customers and to seek to maximize the value for all its creditors and shareholders.

The Company intends to submit its plan of reorganization subject to the approval of the Court."

Champion's bankruptcy has resulted in the default of the $9.5 million secured note owed by Champion to TAP. It is our intention to submit a plan to purchase the assets of Champion and thereby attempt to recover most or all of the value of the defaulted note. We believe that the prospect of recovery is favorable, however there can be no assurance of success and we have therefore taken a 100% reserve against the remaining balance of the Champion note due to our subsidiary, TAP Holdings, LLC.

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

Business Highlights

Following are certain financial and operational accomplishments during and subsequent to FY 2007, explained in further detail throughout this document:

•	Sold our Tomco line of business, which we purchased in November 2004 for $2.5 million in cash, for up to $10.4 million in the form of a $9.1 million secured promissory note and $1.3 million in cash

•	Raised approximately $2.2M in equity for operations

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

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop and market our products. We anticipate that losses will continue for the near future. Our expenses have exceeded net revenues since inception. For the three-month periods ended August 31, 2007 and 2006, we incurred net losses of approximately $(10,776,128) and $(1,233,701) respectively.

Critical Accounting Policies

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

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At August 31, 2007, we had a working capital deficit of $8,523,105 compared to working capital deficit of $6,662,506 at May 31, 2007. The large change is a direct result of write off of the Champion note receivable. At August 31, 2007, we had a cash balance of approximately $13,763. We are in immediate need of working capital to continue our business and operations. To date, we have been funding our operations primarily through the issuance of equity in private placement transactions with existing stockholders or affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Net cash used in operating activities was $1,050,712 for the three-months ended August 31, 2007 compared to $(554,336) for the three-months ended August 31, 2006. The increase was primarily due to a decrease in accounts payable.

Net cash used in investing activities for the three-months ended August 31, 2007, was $3,486 as compared to zero for the three-months ended August 31, 2006.

Net cash provided by (used in) financing activities for the three-months ended August 31, 2007, was $(39,688) as compared to $558,400 for the three-months ended August 31, 2006. The decrease was attributable to the net result of various fund raising activities plus repayment for short-term debt.

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

Prior to the fiscal year ended May 31, 2007 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2006 and 2007, net income (losses) of $(5,038,392) and $(3,377,747) respectively. Net income for the fiscal year ended May 31, 2006, was derived principally from our purchase of the Tomco assets. While management believes that it will generate operating profits in the future, no assurance can be given. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2006 and 2007, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the three month period ended August 31, 2007 we have incurred additional (losses) of $(10,776,128) which include a one time bad debt expense of $7,938,663.

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

Risks Related to Our CoinBank Machines

Impairment Charge

We are currently holding for sale approximately 236 CoinBank machines which were manufactured when the Company was actively engaged in the sale of such equipment. The machines have a carrying value of approximately $609,890 at August 31, 2007 and May 31, 2007. We have taken an impairment charge in the fiscal year ended May 31, 2004 for the carrying value of our CoinBank machines. Impairment on coin machines was $154,140. The impairment was taken due to low inventory turnover for the coin machines. In future periods, while we intend to liquidate the remaining machines, additional impairment may be taken. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. For the fiscal year ended May 31, 2007, we sold no machines. We have identified parties interested in acquiring the remaining units, although there is no assurance that such sales will be consummated and we may not fully recover the carrying value of our CoinBank machines held for sale.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the fiscal quarter ended August 31, 2007, in private transactions under Section 4(2) of the Securities Act of 1933, as amended, the Company sold 152,000 shares of the Company’s Common Stock for gross proceeds of $90,312. In addition, the Company issued 75,000 five year Common Stock purchase warrants with exercise prices ranging from $0.01 to $1.50.

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

The Debtors have received written notice from PNC Bank, National Association, ("the Lender") its primary lender of various events of default under the loan covenants and agreements with the lender. Discussions with the senior lender resulted in its decision that the company should file for Chapter 7 liquidation under the applicable bankruptcy law. However the Debtor believes it is a viable going concern, and can succeed in the future. The lender has stated that it intends to seek an orderly liquidation of the company. As a result, the Debtor intends to seek from the Bankruptcy Court an order allowing it to use Cash Collateral to remain in business and service the needs of its customers.

There can be no assurance as to what the Bankruptcy Court will allow. If it does not allow the use of Cash Collateral, it is likely that the bank will have a Receiver appointed to oversee the orderly liquidation of the company. If the Court allows the use of Cash Collateral, the Debtor intends to continue to sell to its customers and to seek to maximize the value for all its creditors and shareholders.

The Debtor intends to submit its plan of reorganization subject to the approval of the Court."

Champion's bankruptcy has resulted in the default of the $9.5 million secured note owed by Champion to TAP. It is our intention to submit a plan to purchase the assets of Champion and thereby attempt to recover most or all of the value of the defaulted note. We believe that the prospect of recovery is favorable, however there can be no assurance of success and we have therefore taken a 100% reserve against the remaining balance of the Champion note due to our subsidiary, TAP Holdings, LLC.

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