Form 10QSB
period 2007-11-30
CASH TECHNOLOGIES INC
filed 2008-01-22
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIOD ENDED NOVEMBER 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

On January 14, 2008, there were 24,753,726 shares of common stock, $ .01 par value per share, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

CASH TECHNOLOGIES, INC.
FORM 10-QSB

INDEX

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Consolidated Balance Sheets as of November 30, 2007 (unaudited) and
	May 31, 2007	3

	Consolidated Statements of Operations for the three and six-month
	periods ended November 30, 2007 and November 30, 2006 (unaudited)	4

	Consolidated Statements of Cash Flows for the three and six-month
	periods Ended November 30, 2007 and November 30, 2006 (unaudited)	5

	Notes to Consolidated Financial Statements for the three and six-month
	periods ended November 30, 2007 and November 30, 2006 (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition,
	Results of Operations, and Risk Factors	12

Item 3.	Controls And Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits and Reports on Form 8-K	27

SIGNATURES		28

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	NOVEMBER 30, 2007	MAY 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$277,892	$1,107,649
Accounts receivable	40,177	29,853
Prepaid expenses and other current assets	215,627	194,627
Other receivable (net of allowance $50,000)	173,978	163,551
Assets of discontinued operations
Cash	41	41
Accounts receivable	90,670	192,360
Prepaid expenses and other current assets	263,076	263,076
Inventory (net of allowance $121,000)	121,690	121,690
Property and equipment, net
Note receivable		1,387,500
Other assets	18,230	18,230
Total assets of discontinued operations	493,707	1,982,897

Total Current Assets	1,201,381	3,478,577

CoinBank machines held for sale (Note 1)	609,890	609,890

PROPERTY AND EQUIPMENT (net)	29,149	26,823

NOTES RECEIVABLE		6,879,045

CDHC PREFERRED STOCK	480,481	900,901

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

BIPS PREFERRED STOCK		2,000,000

OTHER ASSETS	535,295	535,295

TOTAL ASSETS	$6,356,196	$17,930,531

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 5)	$3,482,286	3,482,286
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 5)	178,519	170,519
Due to Shareholders (Note 4)	526,278	602,610
Accounts payable	567,439	1,131,497
Accrued liabilities	2,807,974	2,094,333
Dividend payable	361,246	261,246
Liabilities of discontinued operations
Accounts payable	725,443	725,443
Notes payable	338,834	1,172,207
Accrued expenses and other current liabilities	458,026	492,026
Total liabilities of discontinued operations	1,522,303	2,389,676

Total Current Liabilities	9,454,960	10,141,082

Long-Term Notes Payable (Note 6)	1,442,767	1,134,560

TOTAL LIABILITIES	10,897,727	11,275,642

COMMITMENTS & CONTINGENCIES (Note 7)	-	-

MINORITY INTEREST	(111,479)	(98,639)
MINORITY INTEREST OF DISCONTINUED OPERATIONS	-
TOTAL MINORITY INTEREST	(111,479)	(98,639)

STOCKHOLDERS' EQUITY (DEFICIT): (Note 6)
Stockholder's equity of discontinued operations
Additional paid in capital	981,667	910,000
Retained Earnings (Accumulated Deficit)	(2,010,263)	5,249,766
Total stockholder's equity (deficit) of discontinued operations	(1,028,596)	6,159,766

Cumulative Redeemable Preferred Stock, 2,500,000 shares authorized,
647,715 and 647,515 shares issued and outstanding at November 30, 2006 and May 31, 2006	10,875,811	10,875,811

Common Stock, $0.01 par value, 65,000,000 shares authorized,
23,631,164 and 23,035,964 issued and outstanding at November 30, 2006 and May 31, 2006	367,782	366,876

Additional Paid-In-Capital	40,262,951	40,177,546
Accumulated Deficit	(54,908,000)	(50,826,471)

Total stockholders' equity (deficit)	(4,430,052)	6,753,528

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,356,196	$17,930,531

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTH PERIOD		SIX MONTH PERIOD
	ENDED NOVEMBER 30,		ENDED NOVEMBER 30,
	2007	2006	2007	2006
	(Unaudited)
NET REVENUES	$35,348	$81,782	$78,935	$116,374
COST OF REVENUES	22,669	16,576	48,243	36,087

GROSS PROFIT (LOSS)	12,679	65,206	30,692	80,287

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	753,919	737,756	1,500,703	1,577,394
IMPAIRMENT OF INVESTMENT IN BIPS	-	-	2,000,000	-
GAIN ON SALE OF HPS/CDHC STOCK	(79,580)	-	(79,580)	-
RESEARCH AND DEVELOPMENT	18,750	18,750	37,500	56,250
DEPRECIATION & AMORTIZATION EXPENSE	406	141,135	1,160	282,201

OPERATING LOSS	(680,816)	(832,435)	(3,429,091)	(1,835,558)

INTEREST EXPENSE	179,331	96,102	252,752	195,194

LOSS BEFORE INCOME TAXES	(860,147)	(928,537)	(3,681,843)	(2,030,752)

INCOME TAXES	-	-	-	2,400

MINORITY INTEREST (Note 13)	(6,291)	(6,485)	(12,840)	(12,537)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(853,856)	$(922,052)	$(3,669,003)	$(2,020,615)

DISCONTINUED OPERATIONS
NET REVENUES	$-	$954,300	$-	$2,786,201
FORGIVENESS OF DEBT	-		-
COST OF REVENUES	-	(991,385)	-	(2,241,314)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	(18,579)	(707,057)	293,791	(1,318,997)
INTEREST EXPENSE	(13,403)	(127,746)	(35,702)	(249,620)
GAIN FROM DISPOSITION OF SUBSIDIARY'S ASSETS	-	1,481,468	-	1,481,468
WRITE OFF OF LONG OUTSTANDING ESTIMATED LIABILITIES	312,500	-	-	-
(GAIN) LOSS FROM WRITE OFF OF LONG TERM NOTE	420,545	-	(7,518,118)	-
LOSS FROM DISCONTINUED OPERATIONS	701,063	609,580	(7,260,029)	457,738

NET INCOME (LOSS)	$(152,793)	$(312,472)	$(10,929,032)	$(1,562,877)

Dividends & deemed dividends	$50,000	$55,000	$100,000	$110,000

Net income (loss) allocable to common
shareholders	$(202,793)	$(367,472)	$(11,029,032)	$(1,672,877)

Basis and diluted net income (loss) per share before extraordinary income	(0.00)	(0.01)	(0.32)	(0.05)

Basis and diluted net income (loss) per share for extraordinary income	(0.00)	(0.01)	(0.32)	(0.05)

Basic and diluted weighted average shares of common stock outstanding	34,671,863	31,974,661	34,671,661	31,974,661

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	November 30,	November 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(10,929,032)	$(2,020,615)
Adjustments to reconcile net loss to net cash used by
operating activities:
Bad Debt expense - discontinued operations	7,938,663	-
Impairement of investment in BIPS	2,000,000	-
Gain on sale of investment	(79,580)	-
Minority interest	(12,840)	(12,535)
Amortization of deemed interest expense	10,907	-
Non-Cash payment for services	-	105,000
Amortization of capitalized software	-	279,884
Depreciation expense	1,160	1,513

Changes in operating assets and liabilities:
Accounts receivable	(10,323)	(17,546)
Prepaid expenses and other current assets	(21,000)	(8,641)
Other receivable	(10,427)	(42,134)
Accrued interest	47,068	14,759
Accounts payable	(564,058)	296,281
Accrued expenses and other current liabilities	713,615	233,008
Change in net assets of business held for sale	(678,634)	-
Net cash used in operating activities	(1,594,481)	(1,171,026)

INVESTING ACTIVITIES:

Proceeds from sale of investment	500,000	-
Purchase of property and equipment	(3,486)
		-
Net cash provided by (used in) investing activities	496,514	-

FINANCING ACTIVITIES:

Net proceeds from issuance of preferred stock	-	200,000
Proceeds from Long-term debt	260,000	323,084
Repayments on short-term debt	(78,100)	-
Proceeds from sale of common stock	86,310	584,100

Net cash provided by financing activities	268,210	1,107,184

CHANGE IN CASH AND CASH EQUIVALENTS	(829,757)	(63,842)

Cash and Cash Equivalents, Beginning of Period	1,107,649	81,355

Cash and Cash Equivalents, End of Period	$277,892	$17,513

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$-	$2,400

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Gain (Loss) on operations of discontinued operations	$(7,492,949)	$457,738
Dividends declared on preferred stock	$100,000	$110,000
Non-cash payment for services	$-	$105,000

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

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2007 and the results of operation and cash flows for the three and six-month periods ended November 30, 2007 and November 30, 2006. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2007, filed with the SEC. The results of operations for the three-month period ended November 30, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Amortization of the capitalized software commenced on January 1, 2002. As of May 31, 2007, capitalized software costs had been fully amortized . Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $18,750 and $37,500 for the three months ended November 30, 2007 and 2006, respectively, and $93,750 and $150,000 for the fiscal years ended May 31, 2007 and May 31, 2006 respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 157 will have a significant effect on our consolidated financial statements.

In February 2007, the Financial Accounting Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 may have on our financial condition or results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue no. 07-3, Accounting forNonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities , (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have an impact on the financial results of the Company.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.   The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements, but the impact will be limited to any future acquisitions beginning in the Company’s fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 , (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

IMPAIRMENT OF BIPS

During the six months ended November 30, 2007, management concluded that due to adequate quarterly data no longer being available, that the resulting uncertainty requires us to take a 100% reserve on the BIPS investment. Although we believe that our investment in BIPS has the potential for returns previously indicated, we have concluded that we can no longer support the value of the investment under FSP 115-1.

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

NOTE 3: STOCKHOLDERS EQUITY

NOTE 4: RELATED PARTY TRANSACTIONS

As of November 30, 2007, we were in arrears of $412,577 for the salary to Mr. Korman, and owed $183,305 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

During the month of July 2006, Edmund King, the Chief Financial Officer, loaned the company $50,000 and Bruce Korman, Chief Executive Officer, $25,000, respectively. As of August 31, 2007, these loans have been paid in full.

NOTE 5: NOTE PAYABLE

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires the entire unpaid balance to be paid at maturity on March 1, 2008. We do not have sufficient capital to repay this debt. We have no current plan or   capability to repay G.E. its principal. We believe from discussions with GE that we can negotiate a renewal of the note on acceptable terms, however, there is no assurance that this will occur. A default of this obligation or failure to negotiate a renewal could result in the delisting and/or bankruptcy of the Company. As of November 30, 2007, we owed G.E. Capital $3,683,045, which includes the principal, financing fees and unpaid interest.

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

Since July 31, 2001, 41 out of 48 noteholders have converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each warrant previously held. An additional noteholder has converted $120,876 of his note for 151,095 common shares. On March 31, 2007, another noteholder agreed to a new $62,833 note bearing interest at the rate of 10% per annum and due and payable on January 31, 2008, replacing the old note. Another 4 notes totaling $311,250 as of May 31, 2007, were canceled due to the expiration of the statute of limitations. The remaining outstanding note is in default of the original or restructured terms.

As of November 30, 2007, we owed $90,680 in principal and interest to the remaining noteholder. There can be no assurance that we will be able to pay the remaining noteholder when the note is due and that the noteholder will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

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

In November of 2007 we completed a private placement consisting of a convertible note, common stock and common stock warrants. The total placement was for $260,000 and consisted of:

•	a 6% interest 3 year convertible note for $260,000 with a conversion price of $0.85 per share,

NOTE 7: STOCK BASED COMPENSATION

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

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense has been recorded net of estimated forfeitures for such that expense was recorded only for those stock-based awards that are expected to vest. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

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

For the six month period ended November 30, 2007, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2002-2007, expected life of the option is 5 years, expected volatility of 134.46%, risk free interest rate of 3.76% and a 0% dividend yield. No option grants occurred during the period.

NOTE 8: SEGMENT REPORTING

We operate through two principal business segments: Claim-Remedi Services, Inc., and CashTechCard Systems, Inc.

Information on our business segments for the:

	Three months ended		Six months ended
	November 30,		November 30,
Net revenues:	2007	2006	2007	2006

ClaimRemedi/CashTechCard	35,348	81,782	78,935	116,374

Unallocated	-	-	-	-
	35,348	81,782	78,935	116,374

Interest expense:
ClaimRemedi/CashTechCard

Unallocated	179,331	96,102	252,752	195,194
	179,331	96,102	252,752	195,194

Depreciation & Amortization:
ClaimRemedi/CashTechCard

Unallocated	406	141,135	1,160	282,201
	406	141,135	1,160	282,201

Segment Income (loss):
ClaimRemedi/CashTechCard	(853,856)	(922,052)	(3,619,003)	(2,020,615)

Unallocated
	(853,856)	(922,052)	(3,619,003)	(2,020,615)

NOTE 9: MINORITY INTEREST

For the three and six month periods ended November 30, 2007, we allocated $6,291 and $12,840 of losses in CT Holdings to minority interest. For the three and six month periods ended November 30, 2006, we allocated $6,485 and $12,537 of losses in CT Holdings to minority interest.

On November 5, 2004 TAP Holdings, LLC (dba Tomco Auto Products) acquired substantially all of the assets and assumed certain liabilities of TomcoAuto Products, Inc. On October 31, 2006 TAP Holdings, LLC sold most of its assets to Champion Parts, Inc. The sale included a transfer of all carburetor related inventory, trademarks, patents and sales contracts. TAP received $1.3 million in cash and up to $9.1 million in future payments, to be paid over a maximum of 11 years based on a percentage of combined carburetor sales by Champion, however, Champion has defaulted on the note as a result of its filing for bankruptcy protection on October 10, 2007 (see Note 10 Note Receivable).

NOTE 10: NOTE RECEIVABLE

On November 5, 2004 the Company's subsidiary TAP Holdings, LLC (dba Tomco Auto Products) acquired substantially all of the assets and assumed certain liabilities of TomcoAuto Products, Inc. On October 31, 2006 TAP sold most of its assets to Champion Parts, Inc. The sale included a transfer of all carburetor related inventory, trademarks, patents and sales contracts. TAP received $1.3 million in cash and a secured promissory note for up to $9.1 million in future payments, to be paid over a maximum of 11 years based on a percentage of combined carburetor sales by Champion, however, Champion has defaulted on the note as a result of its filing for bankruptcy protection on October 10, 2007 .

The following was submitted by Champion Parts, Inc. to the SEC on Form 8-K on October 10, 2007.

“On Wednesday, October 10, 2007, Champion Parts, Inc., (the "Debtor"), filed a voluntary petition with the United States Bankruptcy Court for the Western District of Arkansas, (the "Court") under Chapter 11 of Title 11 of the United States Code in order that it may reorganize its financial obligations and capital structure (Case Nos. 4:07-bk-73253). The Debtor will file motions to continue to operate its business as "debtor-in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

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

The Company intends to submit its plan of reorganization subject to the approval of the Court. “

Champion's bankruptcy has resulted in the default of the $9.5 million secured note owed by Champion to TAP Holdings and this required us to write-off the adjusted $7.9 million remaining note balance. It is our intention to submit a plan to purchase the assets of Champion and thereby attempt to recover most or all of the value of the defaulted note.  We believe that the prospect of recovery is favorable, however there are significant challenges including negotiations with other lienholders and obtaining financing needed to acquire the assets.  There can be no assurance of success and we have therefore taken a 100% reserve against the remaining balance of the Champion note.

NOTE 11: SUBSEQUENT EVENTS

As a result failing to meet the minimum continued listing standards of the AMEX, including the reduction in our stockholders equity below $6,000,000, we are subject to delisting in accordance with AMEX rules. We have submitted, and Amex has approved, our plan to regain compliance with the listing standards by March 1, 2008, however if we do not show adequate progress on the plan, or do not complete the plan successfully, including certain events such as the re-acquisition of the Champion assets (see above), it is likely that Amex will move to delist our stock.

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

Business Highlights

Following are certain financial and operational accomplishments during and subsequent to FY 2007, explained in further detail throughout this document:

•	Completed $1.75 million institutional investment for working capital

•
Established strategic relationships with major distribution partners in the healthcare industry, including the largest supplier of medical supplies in the U.S., Physician Sales and Service (NASDAQ:PSSI) and Accuro Healthcare Solutions, a leading healthcare software company, TriCap Health Group, LLC and Health Payment Systems, Inc.

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

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop and market our products. We anticipate that losses will continue for the near future. Our expenses have exceeded net revenues since inception. For the three-month periods ended November 30, 2007 and 2006, we incurred net income (losses) of approximately $(102,793) and $(312,472). For the six-month periods ended November 30, 2007 and 2006, we incurred net income (losses) of approximately $(10,879,032) and $(1,562,877) respectively.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Amortization of the capitalized software commenced on January 1, 2002. As of May 31, 2007, capitalized software costs had been fully amortized . Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $93,750 for the fiscal year ended May 31, 2007 and $150,000 for the fiscal year ended May 31, 2006 .

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2006.

 Net revenues for the three-month period ended November 30, 2007 decreased to $35,348 compared to $81,782 for the same 2006 period. The decrease in net revenue is attributable to a decrease in sales of our debit card products.

Cost of revenues for the three-month period ended November 30, 2007 was $22,669 compared to $16,576 for the same 2006 period. The increase in cost of revenues is directly related to lower margin healthcare product sales for the quarter.

Gross profit for the three months ended November 30, 2007 was $12,679 compared to $65,206 for the same period a year ago.

Selling, General and Administrative expenses for the three months ended November 30, 2007, decreased to $753,919 compared to $737,756 for the same three months ended November 30, 2006. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Gain on Sale of HPS Stock was $79,580 for the three-month period ended November 30, 2007 and $0 for the same period in 2006.

Research and development expenses for the three months ended November 30, 2007 and 2006 , were $18,750.

Depreciation and amortization expenses for the three months ended November 30, 2007, and November 30, 2006, were $406 and $141,135, respectively. The decrease is due to the Capitalized Software asset being completely amortized in prior periods.

Interest expense for the three months ended November 30, 2007 and November 30, 2006, was $179,331 and $96,102, respectively the increase was due to additional interest paid to retire a secured note.

Minority Interest for the three months ended November 30, 2007 and November 30, 2006, is $6,291 and $6,485, respectively

Loss from write off of long term note for the three months ended November 30, 2007 was $(420,545) compared to zero for the 2006 period. The Company wrote off a note receivable from Champion following notification that Champion had filed for Chapter 11 bankruptcy protection in the quarter ended August 31, 2007. This adjustment is a result of offsets allowed against the note.

As a result of the foregoing, net income (losses) for the three months ended November 30, 2007 and November 30, 2006, are $(152,793) and $(312,472), respectively.

Net revenues for the three-month period ended November 30, 2007 decreased to $35,348 compared to $81,782 for the same 2006 period. The decrease in net revenue is attributable primarily to a decrease in sales of Air Force data processing by our Claim-Remedi Services, Inc. subsidiary.  Claim-Remedi's pharmacy claims processing for the Air Force began to decline in July, 2007, ultimately plummeting by 86% due to the National Provider Identification (NPI) implementation in May, 2007, for which the Air Force was not adequately prepared.  This resulted in incorrect and unrecognized NPI numbers in insurance claims which cause rejected payments.  The Air Force therefore reverted to paper-based submission instead of Claim-Remedi's electronic processing as paper-based forms do not require an NPI  until May 2008.  In December 2007, the Air Force hired a company to clean up the NPI numbers for all offices so they can again submit claims electronically.  Claim-Remedi Services has been told to expect volumes to resume no later than the end of January 2008.

In addition, the Centers for Medicare and Medicaid Services (CMS) announced a moratorium for all new applications for HIPAA Eligibility Transactions (HETS) during a three month moratorium that began in November, 2007.  New submitter ID numbers were not being issued by CMS nationally, creating an industry-wide problem and preventing sales of certain Claim-Remedi Services products during that time.

Net revenues for the six-month period ended November 30, 2007 decreased to $78,935 compared to $116,374 for the same 2006 period. The decrease in net revenue is attributable primarily to a decrease in sales of Air Force data processing by our Claim-Remedi Services, Inc. subsidiary.  Claim-Remedi's pharmacy claims processing for the Air Force began to decline in July, 2007, ultimately plummeting by 86% due to the National Provider Identification (NPI) implementation in May, 2007, for which the Air Force was not adequately prepared.  This resulted in incorrect and unrecognized NPI numbers in insurance claims which cause rejected payments.  The Air Force therefore reverted to paper-based submission instead of Claim-Remedi's electronic processing as paper-based forms do not require an NPI  until May 2008.  In December 2007, the Air Force hired a company to clean up the NPI numbers for all offices so they can again submit claims electronically.  Claim-Remedi Services has been told to expect volumes to resume no later than the end of January 2008.

In addition, the Centers for Medicare and Medicaid Services (CMS) announced a moratorium for all new applications for HIPAA Eligibility Transactions (HETS) during a three month moratorium that began in November, 2007.  New submitter ID numbers were not being issued by CMS nationally, creating an industry-wide problem and preventing sales of certain Claim-Remedi Services products during that time.

SIX MONTHS ENDED NOVEMBER 30, 2007 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2006.

Net revenues for the six-month period ended November 30, 2007 decreased to $78,935 compared to $116,374 for the same 2006 period. The decrease in net revenue is attributable to a decrease in sales of our debit card products.

Cost of revenues for the six-month period ended November 30, 2007 was $48,243 compared to $36,087 for the same 2006 period. The increase in cost of revenues is directly related to lower margin healthcare products sold in the quarter.

Gross profit for the six months ended November 30, 2007 was $30,692 compared to $80,287 for the same period a year ago.

Selling, General and Administrative expenses for the six months ended November 30, 2007, decreased to $1,500,703 compared to $1,577,394 for the same six months ended November 30, 2006. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Gain on Sale of HPS Stock was $79,580 for the six-month period ended November 30, 2007 and $0 for the same period in 2006.

Research and development expenses for the six months ended November 30, 2007, were $37,500 compared to $56,250 for the six months ended November 30, 2006.

Depreciation and amortization expenses for the six months ended November 30, 2007, and November 30, 2006, were $1,160 and $282,201, respectively. The substantial decrease is due to the Capitalized Software asset being completely amortized in prior periods.

Interest expense for the six months ended November 30, 2007 and November 30, 2006, was $252,752 and $195,194, respectively the increase was due to additional interest paid to retire a secured note.

Minority Interest for the six months ended November 30, 2007 and November 30, 2006, is $12,840 and $12,537, respectively.

Income Taxes for the six months ended November 30, 2007 and November 30, 2006, is $0 and $2,400, respectively.

Loss from write off of long term note for the six months ended November 30, 2007 was $7,518,118 compared to zero for the 2006 period. The Company wrote off a note receivable from Champion Parts, Inc. following notification that Champion has filed for Chapter 11 bankruptcy protection.

As a result of the foregoing, net income (losses) for the six months ended November 30, 2007 and November 30, 2006, are $(10,929,032) and $(1,562,877), respectively.

Net revenues for the three-month period ended November 30, 2007 decreased to $35,348 compared to $81,782 for the same 2006 period. The decrease in net revenue is attributable primarily to a decrease in sales of Air Force data processing by our Claim-Remedi Services, Inc. subsidiary.  Claim-Remedi's pharmacy claims processing for the Air Force began to decline in July, 2007, ultimately plummeting by 86% due to the National Provider Identification (NPI) implementation in May, 2007, for which the Air Force was not adequately prepared.  This resulted in incorrect and unrecognized NPI numbers in insurance claims which cause rejected payments.  The Air Force therefore reverted to paper-based submission instead of Claim-Remedi's electronic processing as paper-based forms do not require an NPI  until May 2008.  In December 2007, the Air Force hired a company to clean up the NPI numbers for all offices so they can again submit claims electronically.  Claim-Remedi Services has been told to expect volumes to resume no later than the end of January 2008.

In addition, the Centers for Medicare and Medicaid Services (CMS) announced a moratorium for all new applications for HIPAA Eligibility Transactions (HETS) during a three month moratorium that began in November, 2007.  New submitter ID numbers were not being issued by CMS nationally, creating an industry-wide problem and preventing sales of certain Claim-Remedi Services products during that time.

Net revenues for the six-month period ended November 30, 2007 decreased to $78,935 compared to $116,374 for the same 2006 period. The decrease in net revenue is attributable primarily to a decrease in sales of Air Force data processing by our Claim-Remedi Services, Inc. subsidiary.  Claim-Remedi's pharmacy claims processing for the Air Force began to decline in July, 2007, ultimately plummeting by 86% due to the National Provider Identification (NPI) implementation in May, 2007, for which the Air Force was not adequately prepared.  This resulted in incorrect and unrecognized NPI numbers in insurance claims which cause rejected payments.  The Air Force therefore reverted to paper-based submission instead of Claim-Remedi's electronic processing as paper-based forms do not require an NPI  until May 2008.  In December 2007, the Air Force hired a company to clean up the NPI numbers for all offices so they can again submit claims electronically.  Claim-Remedi Services has been told to expect volumes to resume no later than the end of January 2008.

In addition, the Centers for Medicare and Medicaid Services (CMS) announced a moratorium for all new applications for HIPAA Eligibility Transactions (HETS) during a three month moratorium that began in November, 2007.  New submitter ID numbers were not being issued by CMS nationally, creating an industry-wide problem and preventing sales of certain Claim-Remedi Services products during that time.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At November 30, 2007, we had a working capital deficit of $(8,253,579) compared to working capital deficit of $(6,662,505) at May 31, 2007. The large change is a direct result of a write off of the Champion note receivable. At November 30, 2007, we had a cash balance of approximately $277,892. We are in immediate need of working capital to continue our business and operations. To date, we have been funding our operations primarily through the issuance of equity in private placement transactions with existing stockholders or affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Net cash used in operating activities was $(1,594,481) for the six-months ended November 30, 2007 compared to $(1,171,026) for the six-months ended November 30, 2006. This was primarily a result of a reduction in accounts payable offset slightly by an increase in accrued expenses.

Net cash provided by investing activities for the six-months ended November 30, 2007, was $496,514 as compared to $0 for the six-months ended November 30, 2006. The change was a result of the sale of a portion of our investment in HPS which provided $500,000 in cash.

Net cash provided by (used in) financing activities for the six-months ended November 30, 2007, was $268,210 as compared to $1,107,184 for the six-months ended November 30, 2006. The decrease was attributable to the net result of various fund raising activities.

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires the entire unpaid balance to be paid at maturity on March 1, 2008. We do not have sufficient capital to repay this debt. We have no current plan or   capability to repay G.E. its principal. As of November 30, 2007, we owed G.E. Capital $3,683,045, which includes the principal, financing fees and unpaid interest. We believe from discussions with GE that we can regotiate a renewal of the note on acceptable terms, however, there is no assurance that this will occur. A default of this obligation or failure to negotiate a remewal could result in the delisting and/or bankruptcy of the Company.

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

As of November 30, 2007, we owed $130,680 in principal and interest to the 2 remaining noteholders. There can be no assurance that we will be able to pay the remaining noteholders when the notes are due and that the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

In November 2004, TAP Holdings, LLC established a line of credit with BFI Business Finance. The maximum amount available under the line of credit is $2,000,000, limited to 60% of eligible accounts receivable plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (10% at May 31, 2005). The line of credit is collateralized by a security interest in TAP's accounts receivable, inventories, property and equipment and certain other assets as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). TAP must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement. As of November 30, 2007, there was $217,225 outstanding including interest.

The outstanding balance is expected to be paid from the sale of certain assets of TAP and refunded insurance deposits.

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

Prior to the fiscal year ended May 31, 2007 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2006 and 2007, net income (losses) of ($5,038,392) and $(3,065,247) respectively. Net income for the fiscal year ended May 31, 2006, was derived principally from our purchase of the Tomco assets. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2006 and 2007, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the six month period ended November 30, 2007 we have incurred additional (losses) of $(10.929,032) which include a one time bad debt expense of $7,938,663 and a one time write off of our investment in BIPS.

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of November 30, 2007 we had outstanding current liabilities of $9,454,960, of which approximately $690,000 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider ceasing operations and/or filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of November 30, 2007, Cash Tech had working capital deficit of $(8,948,553) and available cash of $277,892. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of November 30, 2007, we also owe $3,683,045 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which will expire on March 1, 2008 at which timeall sums owing to GE are due and payable. We believe from discussions with GE that we can negotiate a renewal of the note on acceptable terms, however, there is no assurance that this will occur. A default of this obligation or failure to negotiate a renewal could result in the delisting and/or bankruptcy of the Company.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to several lenders, including the holder of notes in the principal and interest amount of $250,000 issued in a placement which was completed in January 2000, General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997 and liens in favor of BFI Finance on all assets of TAP Holdings pursuant to a Loan and Security Agreement entered into in November, 2004.
As of November 30, 2007, we were indebted to G.E. in the amount of approximately $3,683,045 including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's former chairman (who is not an employee of Cash Technologies). As of November 30, 2007 we owed BFI approximately $217,225 including interest. The outstanding balance owed to BFI is expected to be paid from the sale of certain assetes of TAP and refunded insurance deposits.

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

Risks Related to TAP Holdings, LLC

TAP’s revenues are entirely dependent on payments from one company

In the second to last sentence, starting with "however," replace the rest of the sentence with this:

however there are significant challenges including negotiations with other lienholders and obtaining financing needed to acquire the assets and there is no assurance that we will be successful in our efforts.
On October 31, 2006, TAP sold most of its assets to Champion Parts, Inc. The initial cash payment from Champion of $1.3 million was paid to TAP's secured lender. The remainder of the purchase price was in the form of a $9.1 million promissory note with a term of 11 years. However, on Wednesday, October 10, 2007, Champion Parts, Inc., (the "Debtor"), filed a voluntary petition with the United States Bankruptcy Court for the Western District of Arkansas, (the "Court") under Chapter 11 of Title 11 of the United States Code in order that it may reorganize its financial obligations and capital structure (Case Nos. 4:07-bk-73253). The Debtor filed motions to continue to operate its business as "debtor-in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court, however, payments on the note have ceased. We intend to acquire the assets of Champion through the bankruptcy or from parties in interest and restore the company, which would recover some or all of the lost value of the note, however there is no assurance that we will be successful in our efforts.  Failing to re-acquire these assets or other assets necessary to meet our American Stock Exchange listing requirements would likely cause us to be delisted from the Amex (see Amex risks below).

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

Essential Agreements related to Claim-Remedi Services and CashTechCard are under re-negotiation

Claim-Remedi is in the process of renegotiating its licensing agreements with software developer Claim Remedi, Inc., which, if unsucessful, could have a material detrimental effect on our ability to process certain healthcare transactions and the Claim-Remedi business in general. In addition, we have been advised by First Premier Bank, the issuer of CashTechCard cards, that they are exiting the prepaid card business. We intend to to move our card products to a new bank, however if there is a delay or impasse in the transfer, this could prevent us from issuing prepaid debit cards.

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

Risks Related to Our CoinBank Machines

Impairment Charge

We are currently holding for sale approximately 236 CoinBank machines which were manufactured when the Company was actively engaged in the sale of such equipment. The machines have a carrying value of approximately $609,890 at November 30, 2007 and May 31, 2007. We have taken an impairment charge in the fiscal year ended May 31, 2004 for the carrying value of our CoinBank machines. Impairment on coin machines was $154,140. The impairment was taken due to low inventory turnover for the coin machines. In future periods, while we intend to liquidate the remaining machines, additional impairment may be taken. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. For the fiscal year ended May 31, 2007, we sold no machines. We have identified parties interested in acquiring the remaining units, although there is no assurance that such sales will be consummated and we may not fully recover the carrying value of our CoinBank machines held for sale.

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

If our common stock is delisted from the American Stock Exchange, we may not be able to raise essential investment capital.

If our common stock is delisted from the American Stock Exchange, particularly as a result of failing to accomplish our plan to regain compliance with the Amex listing standards (see below) we may find it difficult or impossible to raise additional investment capital, without which we cannot survive.

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

As a result failing to meet the minimum continued listing standards of the AMEX, including the reduction in our stockholders equity below $6,000,000, we are subject to delisting in accordance with AMEX rules. We have submitted, and Amex has approved, our plan to regain compliance with the listing standards by March 1, 2008, however if we do not show adequate progress on the plan, or do not complete the plan successfully, including certain events such as the re-acquisition of the Champion assets (see above), it is likely that Amex will move to delist our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULT UPON SENIOR SECURITIES

In January 2000, we completed a private placement offering of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. As a result of this offering, we issued notes to 48 investors in the aggregate principal amount of $3,362,000 and 336,200 Series B Common Stock Purchase Warrants. The notes, secured by a first priority lien on all of our assets, were originally convertible into our common stock at the conversion rate of $9.50 per share and were due and payable on July 31, 2001. The Series B Warrants were originally exercisable at a price of $13.00 per share. Since July 31, 2001, 41 out of 48 noteholders have converted their notes to equity at a conversion price of $2.50 per share. Noteholders who converted to equity also received two replacement warrants exercisable at $1.35 per share for each warrant previously held. An additional noteholder has converted $120,876 of his note for 151,095 common shares. On March 31, 2007, another noteholder agreed to a new $62,833 note bearing interest at the rate of 10% per annum and due and payable on January 31, 2008, replacing the old note. Another 4 notes totaling $311,250 as of May 31, 2007, were canceled due to the expiration of the statute of limitations. The remaining outstanding note is in default of the original or restructured terms.

As of November 30, 2007, we owed $90,680 in principal and interest to the remaining noteholder. There can be no assurance that we will be able to pay the remaining noteholder when the note is due and that the noteholder will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this six-month period ended November 30, 2007, there have not been any matters submitted for a vote from the security holders.

ITEM 5. OTHER INFORMATION

The following was submitted by Champion Parts, Inc., to the SEC on Form 8-K on October 10, 2007.

“On Wednesday, October 10, 2007, Champion Parts, Inc., (the "Debtor"), filed a voluntary petition with the United States Bankruptcy Court for the Western District of Arkansas, (the "Court") under Chapter 11 of Title 11 of the United States Code in order that it may reorganize its financial obligations and capital structure (Case Nos. 4:07-bk-73253). The Debtor will file motions to continue to operate its business as "debtor-in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

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

The Company intends to submit its plan of reorganization subject to the approval of the Court. “

We are currently reviewing our options as a secured lender. At this time options include making an offer to buy the assets of Champion Parts, Inc or participating in a refinancing of the debt of Champion Parts, Inc. Because of the uncertainty of the situation, we have taken a 100% reserve against the remaining balance of the note.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Report on Form 8-K filed on March 15, 2007 under Item 7.01.
Report on Form 8-K filed on June 6, 2007 under Item 1.01 and 3.02.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended August 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized the __nd day of January 2008.

CASH TECHNOLOGIES, INC.

By: /S/ Bruce Korman
Bruce Korman
President and Chief Executive Officer

By: /S/ Edmund King
Edmund King
Chief Financial Officer