Form 10QSB/A
period 2007-11-30
CASH TECHNOLOGIES INC
filed 2008-01-23
CIK 1022964

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

	Condensed Consolidated Balance Sheets as of November 30, 2007 (unaudited) and
	May 31, 2007	3

	Condensed Consolidated Statements of Operations for the three and six-month
	periods ended November 30, 2007 and November 30, 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three and six-month
	periods Ended November 30, 2007 and November 30, 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements for the three and six-month
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
CONDENSED CONSOLIDATED BALANCE SHEETS
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

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTH PERIOD		SIX MONTH PERIOD
	ENDED NOVEMBER 30,		ENDED NOVEMBER 30,
	2007	2006	2007	2006
	(Unaudited)
NET REVENUES	$35,348	$81,782	$78,935	$116,374
COST OF REVENUES	22,669	16,576	48,243	36,087

GROSS PROFIT (LOSS)	12,679	65,206	30,692	80,287

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	753,919	737,756	1,500,703	1,577,394
IMPAIRMENT OF INVESTMENT IN BIPS	-	-	2,000,000	-
GAIN ON SALE OF HPS/CDHC STOCK	(79,580)	-	(79,580)	-
RESEARCH AND DEVELOPMENT	18,750	18,750	37,500	56,250
DEPRECIATION & AMORTIZATION EXPENSE	406	141,135	1,160	282,201

OPERATING LOSS	(680,816)	(832,435)	(3,429,091)	(1,835,558)

INTEREST EXPENSE	179,331	96,102	252,752	195,194

LOSS BEFORE INCOME TAXES	(860,147)	(928,537)	(3,681,843)	(2,030,752)

INCOME TAXES	-	-	-	2,400

MINORITY INTEREST (Note 13)	(6,291)	(6,485)	(12,840)	(12,537)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(853,856)	$(922,052)	$(3,669,003)	$(2,020,615)

DISCONTINUED OPERATIONS
NET REVENUES	$-	$954,300	$-	$2,786,201
FORGIVENESS OF DEBT	-		-
COST OF REVENUES	-	(991,385)	-	(2,241,314)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	(18,579)	(707,057)	293,791	(1,318,997)
INTEREST EXPENSE	(13,403)	(127,746)	(35,702)	(249,620)
GAIN FROM DISPOSITION OF SUBSIDIARY'S ASSETS	-	1,481,468	-	1,481,468
WRITE OFF OF LONG OUTSTANDING ESTIMATED LIABILITIES	312,500	-	-	-
(GAIN) LOSS FROM WRITE OFF OF LONG TERM NOTE	420,545	-	(7,518,118)	-
LOSS FROM DISCONTINUED OPERATIONS	701,063	609,580	(7,260,029)	457,738

NET INCOME (LOSS)	$(152,793)	$(312,472)	$(10,929,032)	$(1,562,877)

Dividends & deemed dividends	$50,000	$55,000	$100,000	$110,000

Net income (loss) allocable to common
shareholders	$(202,793)	$(367,472)	$(11,029,032)	$(1,672,877)

Basis and diluted net income (loss) per share before extraordinary income	(0.00)	(0.01)	(0.32)	(0.05)

Basis and diluted net income (loss) per share for extraordinary income	(0.00)	(0.01)	(0.32)	(0.05)

Basic and diluted weighted average shares of common stock outstanding	34,671,863	31,974,661	34,671,863	31,974,661

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
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

NONE

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

Risks Related to TAP Holdings, LLC

TAP’s revenues are entirely dependent on payments from one company

On October 31, 2006, TAP sold most of its assets to Champion Parts, Inc. The initial cash payment from Champion of $1.3 million was paid to TAP's secured lender. The remainder of the purchase price was in the form of a $9.1 million promissory note with a term of 11 years. However, on Wednesday, October 10, 2007, Champion Parts, Inc., (the "Debtor"), filed a voluntary petition with the United States Bankruptcy Court for the Western District of Arkansas, (the "Court") under Chapter 11 of Title 11 of the United States Code in order that it may reorganize its financial obligations and capital structure (Case Nos. 4:07-bk-73253). The Debtor filed motions to continue to operate its business as "debtor-in possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court, however, payments on the note have ceased. We intend to acquire the assets of Champion through the bankruptcy or from parties in interest and restore the company, which would recover some or all of the lost value of the note, however there are significant challenges including negotiations with other lienholders and obtaining financing needed to acquire the assets and there is no assurance that we will be successful in our efforts. Failing to re-acquire these assets or other assets necessary to meet our American Stock Exchange listing requirements would likely cause us to be delisted from the Amex (see Amex risks below).

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