Form 10QSB
period 2008-02-29
CASH TECHNOLOGIES INC
filed 2008-04-21
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2008

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

On April 14, 2008, there were 24,753,726 shares of common stock, $ .01 par value per share, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

CASH TECHNOLOGIES, INC.
FORM 10-QSB

INDEX

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets as of February 29, 2008 (unaudited) and
	May 31, 2007	3

	Condensed Consolidated Statements of Operations for the three and nine-month
	periods ended February 29, 2008 and February 28, 2007 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three and nine-month
	periods Ended February 29, 2008 and February 28, 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements for the three and nine-month
	periods ended February 29, 2008 and February 28, 2007 (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition,
	Results of Operations, and Risk Factors	12

Item 3.	Controls And Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports on Form 8-K	24

SIGNATURES		25

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	(Unaudited)
	FEBRUARY 29,	MAY 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,392	$1,107,649
Accounts receivable	30,624	29,853
Prepaid expenses and other current assets	695,004	194,627
Other receivable (net of allowance $50,000)	163,678	163,551
Assets of discontinued operations
Cash	41	41
Accounts receivable	90,670	192,360
Prepaid expenses and other current assets	263,076	263,076
Inventory (net of allowance $121,000)	97,690	121,690
Property and equipment, net
Note receivable		1,387,500
Other assets	18,230	18,230
Total assets of discontinued operations	469,707	1,982,897

Total Current Assets	1,371,405	3,478,577

CoinBank machines held for sale (Note 1(n))	509,890	609,890

PROPERTY AND EQUIPMENT (net)	28,395	26,823

NOTES RECEIVABLE		6,879,045

CDHC PREFERRED STOCK	480,481	900,901

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

BIPS PREFERRED STOCK		2,000,000

OTHER ASSETS	62,322	535,295

TOTAL ASSETS	$5,952,493	$17,930,531

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 5)	$3,482,288	3,482,286
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 6)	181,269	170,519
Due to Shareholders (Note 4)	521,163	602,610
Accounts payable	648,540	1,131,497
Accrued liabilities	3,118,823	2,094,333
Dividend payable	411,246	261,246
Liabilities of discontinued operations
Accounts payable	725,443	725,443
Notes payable	327,312	1,172,207
Accrued expenses and other current liabilities	458,026	492,026
Total liabilities of discontinued operations	1,510,781	2,389,676

Total Current Liabilities	9,883,025	10,141,082

Long-Term Notes Payable (Note 6)	1,448,220	1,134,560

TOTAL LIABILITIES	11,331,245	11,275,642

COMMITMENTS & CONTINGENCIES	-	-

MINORITY INTEREST	(116,987)	(98,639)
MINORITY INTEREST OF DISCONTINUED OPERATIONS	-
TOTAL MINORITY INTEREST	(116,987)	(98,639)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stockholder's equity of discontinued operations
Additional paid in capital	981,667	910,000
Accumulated equity	(2,022,741)	5,249,766
Total stockholder's equity of discontinued operations	(1,041,074)	6,159,766

Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized, 647,715 and 647,515 shares issued and outstanding at February 29, 2008 and May 31, 2007	10,906,811	10,875,811

Common Stock, $0.01 par value, 65,000,000 shares authorized, 23,631,164 and 23,035,964 issued and outstanding at February 29, 2008 and May 31, 2007	367,782	366,876

Additional Paid-In-Capital	40,210,604	40,177,546
Accumulated Deficit	(55,705,888)	(50,826,471)

Total stockholders' Equity	(5,261,765)	6,753,528

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$5,952,493	$17,930,531

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)
	THREE MONTH PERIOD		NINE MONTH PERIOD
	ENDED		ENDED
	FEBRUARY 29,	FEBRUARY 28,	FEBRUARY 29,	FEBRUARY 28,
	2008	2007	2008	2007

NET REVENUES	$40,468	$103,858	$119,403	$220,232
COST OF REVENUES	30,770	63,072	94,013	99,159

GROSS PROFIT (LOSS)	9,698	40,786	25,390	121,073

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	527,252	813,692	2,012,955	2,376,915
IMPAIRMENT OF INVESTMENT IN BIPS			2,000,000
IMPAIRMENT OF COINBANK MACHINES	100,000		100,000
GAIN ON SALE OF HPS STOCK			(79,580)
RESEARCH AND DEVELOPMENT	18,750	18,750	56,250	75,000
DEPRECIATION & AMORTIZATION EXPENSE	753	47,818	1,913	330,019

OPERATING LOSS	(637,057)	(839,474)	(4,066,148)	(2,660,861)

INTEREST EXPENSE	109,782	123,228	362,534	318,422

LOSS BEFORE INCOME TAXES	(746,839)	(962,702)	(4,428,682)	(2,979,283)

INCOME TAXES	-	-	-	2,400

MINORITY INTEREST	(5,508)	(5,483)	(19,030)	(18,020)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(741,331)	$(957,219)	$(4,409,652)	$(2,963,663)

DISCONTINUED OPERATIONS
NET REVENUES		$(4,393)		$2,781,808
FORGIVENESS OF DEBT
COST OF REVENUES		(8,912)		(2,250,226)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	(2,469)	(68,568)	291,322	(1,387,565)
INTEREST EXPENSE	(10,009)	(42,288)	(45,711)	(291,908)
GAIN FROM DISPOSITION OF SUBSIDIARY'S ASSETS				1,481,468
WRITE OFF OF LONG-OUTSTANDING ESTIMATED LIABILITIES
(GAIN) LOSS FROM WRITE OFF OF LONG TERM NOTE			(7,518,118)
LOSS FROM DISCONTINUED OPERATIONS	(12,478)	(124,161)	(7,272,507)	333,577

NET INCOME (LOSS)	$(753,809)	$(1,081,380)	$(11,682,159)	$(2,630,086)

Dividends & deemed dividends	$50,000	$55,000	$150,000	$165,000

Net income (loss) allocable to common shareholders	$(803,809)	$(1,136,380)	$(11,832,159)	$(2,795,086)

Basic net income (loss) per share from continuing operations	$(0.03)	$(0.04)	$(0.18)	$(0.13)

Basic net income (loss) per share from discontinued operations	$(0.00)	$(0.01)	$(0.29)	$(0.01)

Basic net income (loss) available to common shareholders	$(0.03)	$(0.05)	$(0.48)	$(0.12)

Basic weighted average shares of common stock outstanding	$24,753,726	$23,631,164	$24,753,726	$23,631,164

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	February 29,	February 28,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(11,682,159)	$(2,963,663)

Adjustments to reconcile net loss to net cash used by operating activities:
Bad Debt expense - discontinued operations	7,938,663
Impairment of investment in BIPS	2,000,000
Gain on sale of investment	(79,580)
Minority interest	(18,348)	(275,082)
Amortization of deemed interest expense	16,360	326,531
Other Assets	472,973
Impairment of CoinBank Inventory	100,000
Non-Cash payment for services		105,000
Depreciation expense	(1,572)	2,683

Changes in operating assets and liabilities:
Accounts receivable	(770)	(36,066)
Prepaid expenses and other current assets	(500,377)	(8,641)
Other receivable	(127)	(46,972)
Accrued interest	49,820	(70,615)
Accounts payable	(482,957)	465,027
Accrued expenses and other current liabilities	(673,422)	672,736
Change in net assets of business held for sale	1,024,490
Net cash used in operating activities	(1,837,006)	(1,829,062)

INVESTING ACTIVITIES:

Proceeds from sale of investment	500,000	-
Purchase of property and equipment

Net cash provided by (used in) investing activities	500,000	-

FINANCING ACTIVITIES:

Net proceeds from issuance of preferred stock	31,001	562,471
Proceeds from Long-term debt	260,000	403,000
Repayments on short-term debt	(83,215)
Proceeds from sale of common stock	33,963	804,961

Net cash provided by financing activities	241,749	1,770,432

CHANGE IN CASH AND CASH EQUIVALENTS	(1,095,257)	(58,630)

Cash and Cash Equivalents, Beginning of Period	1,107,649	81,355

Cash and Cash Equivalents, End of Period	$12,392	$22,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	$-	$2,400

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Gain (Loss) on operations of discontinued operations	$(7,372,507)	$333,577
Dividends declared on preferred stock	$150,000	$160,415
Non-cash payment for services	$-	$105,000

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

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 29, 2008 and the results of operation and cash flows for the three and nine-month periods ended February 29, 2008 and February 28, 2007. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-QSB. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2007, filed with the SEC. The results of operations for the nine-month period ended February 29, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Amortization of the capitalized software commenced on January 1, 2002. As of May 31, 2007, capitalized software costs had been fully amortized . Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $56,250 and $112,500 for the nine months ended February 29, 2008 and 2007, respectively, and $93,750 and $150,000 for the fiscal years ended May 31, 2007 and May 31, 2006 respectively.

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue no. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities , (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  The Company does not expect the adoption of EITF 07-3 to have an impact on the financial results of the Company.

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

IMPAIRMENT OF BIPS

During the nine months ended February 29, 2008, management concluded that due to adequate quarterly data no longer being available, that the resulting uncertainty requires us to take a 100% reserve on the BIPS investment. Although we believe that our investment in BIPS has the potential for returns previously indicated, we have concluded that we can no longer support the value of the investment under FSP 115-1.

NOTE 2. COMMITMENTS AND CONTINGENCIES

In 2001 we delivered stock certificates representing 700,000 shares to an escrow agent as collateral for a loan. The loan was never consummated, and in May 2001 we notified the transfer agent to cancel the shares. Thereafter the escrow agent, an attorney, died and we were never able to recover the certificates. In 2004 it came to our attention that a party was attempting to transfer 450,000 of the 700,000 shares. We immediately initiated a lawsuit in New York to prevent the transfer of the shares and have them retired. In December, 2004, we reached a settlement in which the shares would be returned to us without any exchange of money. We intend to similarly pursue the recovery of the remaining 250,000 shares, however in the event that we cannot achieve a satisfactory outcome in such effort, or in the event that the pending settlement is not consummated for any reason, some or all of these shares may be treated as outstanding and our Stockholders' Equity line item would have to be adjusted to reflect such additional shares.

NOTE 3: STOCKHOLDERS EQUITY

NONE

NOTE 4: RELATED PARTY TRANSACTIONS

As of February 29, 2008, we were in arrears of $292,282 for the salary unreimbursed expenses to Mr. Korman, and owed $204,250 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest. In addition, for the same period we were in arrears of $ 32,538 for the salary to Mr. King.

NOTE 5: NOTE PAYABLE

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. which consist of interest-only payments. The most recent modification requires the entire unpaid balance to be paid at maturity on April 1, 2009, and requires the payment of certain fees and interest payments by May 1, 2008. We have no current plan or   capability to repay G.E. its principal. A default of this obligation could result in the delisting and/or bankruptcy of the Company. As of February 29, 2008, we owed G.E. Capital $3,676,110, which includes the principal, financing fees and unpaid interest.

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

As of February 29, 2008, we owed $ 178,110 in principal and interest to the remaining 2 noteholders. There can be no assurance that we will be able to pay the remaining noteholders when the notes are due and that the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

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

SFAS 123 requires the Company to provide pro-forma information regarding net loss as if compensation cost for the stock options granted to the Company’s employees had been determined in accordance with the fair value based method prescribed in SFAS 123. Options granted to non-employees are recognized in these financial statements as compensation expense under SFAS 123 using the Black-Scholes option-pricing model.

For the nine month period ended February 29, 2008, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2002-2007, expected life of the option is 5 years, expected volatility of 134.46%, risk free interest rate of 3.76% and a 0% dividend yield. No option grants occurred during the period.

NOTE 8: SEGMENT REPORTING

We operate through two principal business segments: Claim-Remedi Services, Inc., and CashTechCard Systems, Inc.

Information on our business segments for the:

	Three months ended		Nine months ended
	February 29,		February 29,
Net revenues:	2008	2007	2008	2007

ClaimRemedi/CashTechCard	40,468	103,858	119,403	220,332

Unallocated	-	-	-	-
	40,468	103,858	119,403	220,332

Interest expense:
ClaimRemedi/CashTechCard

Unallocated	109,782	123,228	362,534	318,422
	109,782	123,228	362,534	318,422

Depreciation & Amortization:
ClaimRemedi/CashTechCard

Unallocated	753	47,818	1,913	330,019
	753	47,818	1,913	330,019

Segment Income (loss):
ClaimRemedi/CashTechCard	(198,711)	(357,306)	(2,775,850)	(981,834)

Unallocated	(542,620)	(599,913)	(1,633,802)	(1,981,829)
	(741,331)	(957,219)	(4,409,652)	(2,963,663)

NOTE 9: MINORITY INTEREST

For the three and nine month periods ended February 29, 2008, we allocated $5,508 and $19,030 of losses in CT Holdings to minority interest.

On November 5, 2004 TAP Holdings, LLC (dba Tomco Auto Products) acquired substantially all of the assets and assumed certain liabilities of TomcoAuto Products, Inc. On October 31, 2006 TAP Holdings, LLC sold most of its assets to Champion Parts, Inc. The sale included a transfer of all carburetor related inventory, trademarks, patents and sales contracts. TAP received $1.3 million in cash and up to $9.5 million in future payments, to be paid over a maximum of 11 years based on a percentage of combined carburetor sales by Champion, however, Champion has defaulted on the note as a result of its filing for bankruptcy protection on October 10, 2007 (see Note 10 Note Receivable).

NOTE 10: NOTE RECEIVABLE

On October 31, 2007, the Company's TAP Holdings, LLC (dba Tomco Auto Products) subsidiary sold most of its assets to competitor Champion Parts, Inc. TAP received $1.3 million in cash and a secured promissory note for $9.5 million subject to certain offsets to be paid over a maximum of 11 years, however, Champion defaulted on the note when it filed for Chapter 11 bankruptcy protection on October 10, 2007 .

Champion's bankruptcy and default of the $9.5 million secured note owed by Champion to TAP Holdings required us to write-off the adjusted $7.9 million remaining note balance. Subsequently, Champion’s primary lender, PNC Business Credit, Inc., (“PNC”) foreclosed on certain assets of Champion pursuant an order by the United States Bankruptcy Court for the Western District of Arkansas. Our newly formed subsidiary, CPI Holdings, LLC (“CPI”) has entered into an agreement with PNC to acquire certain assets of Champion for $3.16 million subject to certain adjustments. The transaction is scheduled to close on or about April 28, 2008. It is CPI’s intention to restore and operate the Champion business. If consummated, the transaction would result in an extraordinary gain equal to a portion, or all, of the value of the defaulted note. There are significant challenges remaining in the consummation of the transaction, including the completion of debt and equity financing, agreements with other lienholders and Amex approval. There can be no assurance of success and we have therefore taken a 100% reserve against the remaining balance of the Champion note.

NOTE 11: SUBSEQUENT EVENTS

As a result of failing to meet the minimum continued listing standards of the AMEX, including the reduction in our stockholders equity below $6,000,000 which was caused by various factors including the write-off of the Champion note (see Note Receivable), we are subject to delisting in accordance with AMEX rules. We submitted, and Amex approved, our plan to regain compliance with the listing standards by March 1, 2008, however an essential element of the plan includes the acquisition of the Champion assets (see Note Receivable) which is not scheduled to be consummated until April 28, 2008. If the Champion transaction is not timely completed it is likely that Amex will move to delist our stock.

In December, 2007 the Company’s CashTechCard Systems, Inc. subsidiary received notice that its card issuer, First Premier Bank, would be exiting the prepaid debit card industry and its card transaction processing would cease by April 10, 2008. CashTechCard began efforts to secure a replacement issuer on acceptable terms. However, as a result of the significant costs and requirements of replacement issuers and the limited resources available from the Company as it plans to acquire the Champion assets, on April 18, 2008 the board of CashTechCard decided not to continue card issuance and processing activities.

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

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, Cash Tech Card Systems, Inc. (formerly Cintelia Systems Inc.), a Delaware corporation, CT Holdings, LLC.,a Delaware corporation of which we own 86.65%, CPI Holdings, LLC, an Arkansas, LLC, Claim-Remedi Service, Inc. (formerly Heuristic Technologies, Inc.), a Delaware company and TAP Holdings, LLC (formerly dba Tomco Auto Products), a California LLC. Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2007, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop and market our products. We anticipate that losses will continue for the near future. Our expenses have exceeded net revenues since inception. For the three-month periods ended February 29, 2008 and February 28, 2007, we incurred net income (losses) of approximately $(574,229) and $(1,081,380). For the nine-month periods ended February 29, 2008 and February 28, 2007, we incurred net income (losses) of approximately $(11,582,159) and $(2,630,086) respectively.

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

We are currently engaged in the principal business within the data processing industry of healthcare data processing, including the sale of related software.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2007.

Net revenues for the three-month period ended February 29, 2008 decreased to $40,468 compared to $103,858 for the same 2006 period. The decrease in net revenue is attributable primarily to a decrease in data processing by our Claim-Remedi Services, Inc. subsidiary. Claim-Remedi’s pharmacy claims processing for the Air Force began to decline in July, 2007, ultimately plummeting by 86% due to the National Provider Identification (NPI) implementation in May, 2007, for which the Air Force was not adequately prepared. This resulted in incorrect and unrecognized NPI numbers in insurance claims which cause rejected payments. The Air Force therefore reverted to paper-based submission instead of Claim-Remedi’s electronic processing as paper-based forms do not require an NPI until May 2008. In December 2007, the Air Force hired a company to clean up the NPI numbers for all offices so they can again submit claims electronically. Claim-Remedi Services has been told to expect volumes to resume at the end of April 2008.

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

Cost of revenues for the three-month period ended February 29, 2008 was $30,770 compared to $63,072 for the same 2007 period. The decrease in cost of revenues is directly related to higher margin healthcare product sales for the quarter.

Gross profit for the three months ended February 29, 2008 was $9,698 compared to $40,786 for the same period a year ago.

Selling, General and Administrative expenses for the three months ended February 29, 2008, decreased to $527,252 compared to $813,692 for the same three months ended February 28, 2007. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Research and development expenses for the three months ended February 29, 2008 and 2007 , were $18,750.

Depreciation and amortization expenses for the three months ended February 29, 2008, and February 28, 2007, were $753 and $47,818, respectively. The decrease is due to the Capitalized Software asset being completely amortized in prior periods.

Interest expense for the three months ended February 29, 2008 and February 28, 2007, was $119,791 and $123,228.

Minority Interest for the three months ended February 29, 2008 and February 28, 2007, is $5,508 and $5,483, respectively.

Impairment on CoinBank machine for the three months ended February 29, 2008 was $100,000 compared to $0 for February 28, 2007.

As a result of the foregoing, net income (losses) for the three months ended February 29, 2008 and February 28, 2007, are $(753,809) and $(957,219), respectively.

NINE MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2007.

Net revenues for the nine-month period ended November 30, 2007 decreased to $78,935 compared to $116,374 for the same 2006 period. The decrease in net revenue is attributable primarily to a decrease in sales of Air Force data processing by our Claim-Remedi Services, Inc. subsidiary. Claim-Remedi’s pharmacy claims processing for the Air Force began to decline in July, 2007, ultimately plummeting by 86% due to the National Provider Identification (NPI) implementation in May, 2007, for which the Air Force was not adequately prepared. This resulted in incorrect and unrecognized NPI numbers in insurance claims which cause rejected payments. The Air Force therefore reverted to paper-based submission instead of Claim-Remedi’s electronic processing as paper-based forms do not require an NPI until May 2008. In December 2007, the Air force hired a company to clean up the NPI numbers for all offices so they can again submit claims electronically. Claim-Remedi Services has been told to expect volumes to resume at the end of April 2008.

In addition, the Centers for Medicare and Medicaid Services (CMS) announced a moratorium for all new applications for HIPAA Eligibility Transactions (HETS) during a three month moratorium that begin in November, 2007. New submitter ID numbers were not being issued by CMS nationally, creating an industry-wide problem and preventing sales of certain Claim-Remedi Services products during that time.

Cost of revenues for the nine-month period ended February 29, 2008 was $94,013 compared to $99,159 for the same 2007 period. The increase in cost of revenues is directly related to lower margin healthcare products sold in the quarter.

Gross profit for the nine months ended February 29, 2008 was $25,390 compared to $121,073 for the same period a year ago.

Selling, General and Administrative expenses for the nine months ended February 29, 2008, decreased to $2,012,955 compared to $2,376,915 for the same nine months ended February 28, 2007. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Gain on Sale of HPS Stock was $79,580 for the nine-month period ended February 29, 2008 and $0 for the same period in 2007.

Research and development expenses for the nine months ended February 29, 2008, were $56,250 compared to $75,000 for the nine months ended February 28, 2007.

Depreciation and amortization expenses for the nine months ended February 29, 2008, and February 28, 2007, were $1,913 and $330,019, respectively. The substantial decrease is due to the Capitalized Software asset being completely amortized in prior periods.

Interest expense for the nine months ended February 29, 2008 and February 28, 2007, were $408,245 and $318,422, respectively, the increase was due to additional interest paid to retire a secured note.

Minority Interest for the nine months ended February 29, 2008 and February 28, 2007, is $19,030 and $18,020, respectively.

Income Taxes for the nine months ended February 29, 2008 and February 28, 2007, is $0 and $2,400, respectively.

Impairment on CoinBank machines for the nine months ended February 29, 2008 was $100,000 compared to $0 for February 28, 2007.

Loss from write off of long term note for the nine months ended February 29, 2008 was $7,518,118 compared to zero for the 2007 period. The Company wrote off a note receivable from Champion Parts, Inc. following notification that Champion has filed for Chapter 11 bankruptcy protection.

As a result of the foregoing, net income (losses) for the nine months ended February 29, 2008 and February 28, 2007, are $(11,682,159) and $(2,963,633), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At February 29, 2008, we had a working capital deficit of $(8,511,620) compared to working capital deficit of $(6,662,505) at May 31, 2007. The large change is a direct result of a write off of the Champion note receivable. At February 29, 2008, we had a cash balance of approximately $12,392. Our cash position on March 31, 2008 $231,054. We are in immediate need of working capital to continue our business and operations. To date, we have been funding our operations primarily through the issuance of equity in private placement transactions with existing stockholders or affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Net cash used in operating activities was $(1,837,006) for the nine-months ended February 29, 2008 compared to $(1,829,062) for the nine-months ended February 28, 2007.

Net cash provided by investing activities for the nine-months ended February 29, 2008, was $500,000 as compared to $ 0 for the nine-months ended February 28, 2007. The change was a result of the sale of a portion of our investment in HPS which provided $500,000 in cash.

Net cash provided by (used in) financing activities for the nine-months ended February 29, 2008, was $241,749 as compared to $1,770,432 for the nine-months ended February 28, 2007. The decrease was attributable to the net result of various fund raising activities.

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. which consist of interest-only payments. The most recent modification requires the entire unpaid balance to be paid at maturity on April 1, 2009, and requires the payment of certain fees and interest payments by May 1, 2008. We have no current plan or   capability to repay G.E. its principal. A default of this obligation could result in the delisting and/or bankruptcy of the Company. As of February 29, 2008, we owed G.E. Capital $3,676,110, which includes the principal, financing fees and unpaid interest.  A default of this obligation or failure to negotiate a renewal could result in the delisting and/or bankruptcy of the Company.

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

As of February 29, 2008, we owed $ 178,110 in principal and interest to the remaining 2 noteholders. There can be no assurance that we will be able to pay the remaining noteholders when the notes are due and that the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

In November 2004, TAP Holdings, LLC established a line of credit with BFI Business Finance. The maximum amount available under the line of credit is $2,000,000, limited to 60% of eligible accounts receivable plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (10% at May 31, 2005). The line of credit is collateralized by a security interest in TAP's accounts receivable, inventories, property and equipment and certain other assets as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). TAP must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement. As of February 29, 2008, there was $205,703 outstanding including interest.

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

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2007 and 2006, we had net sales of $313,946 and $55,007, respectively. Virtually all of our revenues for the fiscal year ended May 31, 2005 until the quarter ending November 30, 2006 were derived from our TAP subsidiary; however TAP operations substantially ceased on October 31, 2006 with the sale of most of its assets. Our efforts are now focused on the healthcare products which are marketed by our Claim-Remedi Services, Inc. subsidiary, however revenues will be substantially lower and losses will continue until and unless our products are more widely sold.

Prior to the fiscal year ended May 31, 2007 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2006 and 2007, net income (losses) of ($5,038,392) and $(3,065,247) respectively. Net income for the fiscal year ended May 31, 2006, was derived principally from our purchase of the Tomco assets. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2006 and 2007, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the nine month period ended February 29, 2008 we have incurred additional (losses) of $(11,682,159) which include a one time bad debt expense of $7,938,663 and a one time write off of our investment in BIPS.

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of February 29, 2008 we had outstanding current liabilities of $9,883,025, consisting of obligations and accruals for loans, dividends and notes payable, trade payables, taxes, unpaid salaries and other items of which approximately $1,820,000 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider ceasing operations and/or filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of February 29, 2008, Cash Tech had working capital deficit of $(8,511,620) and available cash of $12,392. As of March 31, 2008 we had available cash of $231,054. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of February 29, 2008, we also owe $3,676,110 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which requires certain fees and interest to be paid on May 1, 2008 and shall expire on April 1, 2009 at which time all sums owing to GE are due and payable.  A default of this obligation or failure to negotiate a renewal could result in the delisting and/or bankruptcy of the Company.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to several lenders, including the holder of notes in the principal and interest amount of $178,520 issued in a placement which was completed in January 2000, General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997 and liens in favor of BFI Finance on all assets of TAP Holdings pursuant to a Loan and Security Agreement entered into in November, 2004.

As of February 29, 2008, we were indebted to G.E. in the amount of approximately $3,676,110 including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's former chairman (who is not an employee of Cash Technologies). As of February 29, 2008 we owed BFI approximately $205,703 including interest. The outstanding balance owed to BFI is expected to be paid from the sale of certain assets of TAP and refunded insurance deposits.

Any additional financing that we may obtain may substantially dilute the interests of our stockholders

To the extent that we obtain additional financing through the issuance of additional equity securities in the future, such issuance may involve substantial dilution to our then-existing stockholders.

Risks Related to TAP Holdings, LLC

TAP’s revenues have ceased

On October 31, 2007, the Company's TAP Holdings, LLC (dba Tomco Auto Products) subsidiary sold most of its assets to competitor Champion Parts, Inc. TAP received $1.3 million in cash and a secured promissory note for $9.5 million subject to certain offsets to be paid over a maximum of 11 years, however, Champion defaulted on the note when it filed for Chapter 11 bankruptcy protection on October 10, 2007 .

Champion's bankruptcy and default of the $9.5 million secured note owed by Champion to TAP Holdings required us to write-off the adjusted $7.9 million remaining note balance. Subsequently, Champion’s primary lender, PNC Business Credit, Inc., (“PNC”) foreclosed on certain assets of Champion pursuant an order by the United States Bankruptcy Court for the Western District of Arkansas. Our newly formed subsidiary, CPI Holdings, LLC (“CPI”) has entered into an agreement with PNC to acquire certain assets of Champion for $3.16 million subject to certain adjustments. The transaction is scheduled to close on or about April 28, 2008. It is CPI’s intention to restore and operate the Champion business. If consummated, the transaction would result in an extraordinary gain equal to a portion, or all, of the value of the defaulted note. There are significant challenges remaining in the consummation of the transaction, including the completion of debt and equity financing, agreements with other lienholders and Amex approval. There can be no assurance of success and we have therefore taken a 100% reserve against the remaining balance of the Champion note. Failing to re-acquire these assets or other assets necessary to meet our American Stock Exchange listing requirements would likely cause us to be delisted from the Amex (see Amex risks below).

Risks Related to Our Healthcare and Prepaid Debit Card Products

Competition in healthcare software is intense.

Claim-Remedi’s healthcare products compete with products offered by companies that are larger, better known and better capitalized than Claim-Remedi. Claim-Remedi has taken steps and developed features designed to differentiate its products, however these steps may prove inadequate in which event Claim-Remedi might have to withdraw one or more of its products which would have a material adverse effect on Cash Technologies.

Claim-Remedi and CashTechCard are liable for the loss or misuse of personal information.

Claim-Remedi, CashTechCard and their affiliates have custody of, or come into contact with, various types of personal information about consumers, their medical records and financial transactions. The companies have taken steps to safeguard such information and requires that its suppliers safeguard such information, however, in the event such safeguards fail to prevent the loss or misuse of personal information, the companies might be liable for any damages caused thereby.

Claim-Remedi is substantially dependent on third parties for data processing and customer support.

Most data processing and customer support for Claim-Remedi’s products are performed by third parties under various exclusive and non-exclusive contracts. This reduces infrastructure development costs and increases speed to market, however the failure of a third party to perform its duties or renew a service agreement could be materially detrimental to the company's operations.

Essential services related to CashTechCard have ceased.

In December, 2007 the Company’s CashTechCard Systems, Inc. subsidiary received notice that its card issuer, First Premier Bank, would be exiting the prepaid debit card industry and its card transaction processing would cease by April 10, 2008. CashTechCard began efforts to secure a replacement issuer on acceptable terms. However, as a result of the significant costs and requirements of replacement issuers and the limited resources available from the Company as it plans to acquire the Champion assets, on April 18, 2008 the board of CashTechCard decided not to continue card issuance and processing activities.

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

Risks Related to Our CoinBank Machines

Impairment Charge

We are currently holding for sale approximately 236 CoinBank machines which were manufactured when the Company was actively engaged in the sale of such equipment. The machines have a carrying value of approximately $509,890 at November 30, 2007 and May 31, 2007. We have taken an impairment charge in the quarter ended February 29, 2008 for the carrying value of our CoinBank machines. Impairment on coin machines was $100,000. The impairment was taken due to low inventory turnover for the coin machines. In future periods, while we intend to liquidate the remaining machines, additional impairment may be taken. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. For the fiscal year ended May 31, 2007, we sold no machines. We have identified parties interested in acquiring the remaining units, although there is no assurance that such sales will be consummated and we may not fully recover the carrying value of our CoinBank machines held for sale.

We may not successfully compete with our competitors.

The healthcare industry is a fully developed markets served by large companies who are better able to finance, develop and market products than is the Company. We have attempted to differentiate our products from those of our competitors but competitive products aimed at our target markets could obviate the need for our products or severely limit our market penetration.

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

The market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. The one year sale price for our common stock, as reported by the American Stock Exchange has fluctuated from a low of $0.10 to a high of $1.05 per share. The market price of our common stock could be impacted by a variety of factors, including:

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

As a result failing to meet the minimum continued listing standards of the AMEX, including the reduction in our stockholders equity below $6,000,000, which was caused by various factors including the write-off of the Champion note (see Note Receivables), we are subject to delisting in accordance with AMEX rules. We submitted, and Amex approved, our plan to regain compliance with the listing standards by March 1, 2008, however an essential element of the plan includes the acquisition of the Champion assets (see Note Receivable) which is not sceheduled to be consummated until April 28, 2008. If the Champion transaction is not timely completed it is likely that AMEX will move to delist our stock.

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

As of February 29, 2008, we owed $ 178,110 in principal and interest to the remaining 2 noteholders. There can be no assurance that we will be able to pay the remaining noteholders when the notes are due and that the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this nine-month period ended February 29, 2008, there have not been any matters submitted for a vote from the security holders.

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