Form 10KSB
period 2008-05-31
CASH TECHNOLOGIES INC
filed 2008-09-15
CIK 1022964

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

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

Our revenues, for our fiscal year ended May 31, 2008, were $336,615.

On May 31, 2008, there were 24,753,726 shares of common stock, $ .01 par value per share, issued and outstanding. The aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $0.96 at which the stock was sold on such date was, approximately $21,879,036.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

On September 9, 2008, there were 24,753,726  shares of Common Stock, $ ..01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Description of Business

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, Cash Tech Card Systems, Inc., a Delaware corporation, CT Holdings, LLC., a Delaware limited liability company of which we own 86.65%, Claim-Remedi Services, Inc., a Delaware company and TAP Holdings, LLC (formerly dba Tomco Auto Products). Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

Business Highlights

Following are certain financial and operational accomplishments during and subsequent to FY 2007, explained in further detail throughout this document:

•
Acquired certain assets of nationally-known auto parts company Champion Parts, Inc. on May 5, 2008, through newly formed subsidiary CPI Holdings, LLC, restoring more than $10 million in stockholders’ equity (see financials below) and meeting an essential step in our plan to regain compliance with the listing standards of the American Stock Exchange (see Risks – Amex)

•	Raised approx. $3.4M in debt and convertible debt to acquire the Champion assets

•	Recovered three of the largest six automotive retail customers in the U.S., representing sufficient business, once implemented, to make CPI Holdings profitable.

•	Restored $7,761,655 in stockholders equity (see financial statements)

Following the sale of our auto products assets in November 2006, we were engaged exclusively in data processing (including healthcare data processing and financial data processing).   The acquisition of the Champion assets (described below) has shifted the company’s focus back to auto parts manufacturing activities.  As reported previously, all debit card data processing and issuance has been discontinued.

Furthermore, it is our strategy, in addition to the continued aggressive marketing of our products, to actively seek acquisitions and investments in the automotive and fuel efficiency industries that are synergistic to our existing manufacturing operations.

CPI HOLDINGS, LLC dba CHAMPION PARTS

Background - Sale of Tomco to Champion Parts, Inc.

In November 2004, Cash Tech’s TAP Holdings, LLC subsidiary (“TAP”) acquired the assets of Los Angeles-based Tomco Auto Products, Inc. (“Tomco”) for $2.5 million in cash.  At that time Tomco and Champion Parts, Inc. (“Champion”) were the two largest fuel system remanufacturers in the U.S.  TAP improved Tomco’s operations and sold the company in November 2006 to Champion for $10.8 million.  The terms were $1.3 million in cash and a $9.5 million secured promissory note payable as a percentage of Champion sales, estimated to be approx. $1.2 million per year, secured by Champion’s inventory.

Champion made initial payments to TAP on the note, however without warning on October 10, 2007 Champion filed for Chapter 11 as a result of a dispute with its primary lender, PNC Business Credit, Inc.

TAP was required to writeoff the remaining balance of the Champion note, immediately reducing Cash Tech’s stockholders’ equity well below the minimum $6 million level required to remain listed on the American Stock Exchange.  The risk to Cash Tech’s stock also prevented a pending capital raise planned for October 2007 and stalled the investments and acquisitions in the data processing field that were strategically planned for 2008.

Acquisition of Champion Assets

Forced to restructure its strategic plan, Cash Tech created a new subsidiary, CPI Holdings, LLC, in February 2008 to acquire Champion’s assets from its lender, PNC Bank, following a court-ordered foreclosure.  To fund the acquisition and working capital, Cash Tech raised approximately $3.4 million in debt and convertible debt. After lengthy negotiations and bankruptcy court proceedings, CPI succeeded in acquiring approximately $14.4 million in assets for $2.97 million from PNC Bank on May 5, 2008.

The acquired assets consist of finished goods, raw materials, component parts, all manufacturing and office equipment, furniture, computers, intangible assets such as the company name, IP, software, records, etc.  To avoid adversarial collection activities with valuable customers, CPI chose not to acquire Champion’s receivables from PNC.  This allowed CPI to restore customer-friendly policies and pricing and distance itself from Champion’s problems.

Operations

CPI rehired the former pre-bankruptcy CEO of Champion, who had run the company profitably for 9 years, as well as his management team, allowing operations to be restored immediately following the May 2008 acquisition.  CPI resumed operations in its leased 200,000 square foot factory in Hope, Arkansas.   Since then CPI has recovered 3 of the largest 6 U.S. auto parts retailers as customers, whose combined commitments are expected to make CPI profitable in its next fiscal quarter.

Expansion

To leverage CPI’s retail distribution channel consisting of thousands of retail stores, CPI intends to acquire other products, particularly in the fuel-efficiency and “green tech” markets, which can be manufactured by CPI and/or sole through CPI’s customer channels.  The first such product is a turbocharger being acquired from Turbomotive, Inc. (see below) which will be manufactured by Champion under the brand name Champion Performance™.

CLAIM-REMEDI SERVICES, INC., CASHTECHCARD SYSTEMS, INC.

In late 2004, we expanded our data processing initiatives into the healthcare and debit card industries by establishing our Claim-Remedi Services, Inc. and CashTechCard Systems, Inc. subsidiaries and hiring executive staff experienced in those industries . After marketing research and technical development, Claim-Remedi launched a line of products to improve the processing of healthcare insurance claims.  Claim-Remedi’s products utilize a combination of software developed internally and software licensed non-exclusively from a third party.  CashTechCard began marketing a debit card product that targets the employee benefits, payroll and underbanked market segments, however as a result of the decision by CashTechCard’s issuing bank to exit the debit card market and the events of 2007 that required Cash Tech to focus on restoring the Champion business, CashTechCard’s card issuance and data processing were terminated in April 2008.

Claim-Remedi's products include:

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

Prior to the formation of Claim-Remedi and CashTechCard Services the Company developed and patented sophisticated transaction processing technology called EMMA. Our EMMA software has potential applications within the data processing industry though no efforts are presently underway to market EMMA.

Industry (Market) Overview

Remanufactured Fuel Systems

Starting in the 1980’s and ending in the 1990’s car and truck manufacturers moved to fuel injected engines and away from carburetors, however there are an estimated 40 million vehicles in the U.S. that are still using carburetors.  Car collectors, owners who repair rather than replace their vehicles and operators of special purpose vehicles (farming, construction equipment, marine, etc.) are among the customer base.

The carburetor replacement market dropped significantly in the 5-7 years after vehicle manufacturers introduced fuel injection.  Overall demand has since flattened and continues to drop several percent each year.  This is offset by smaller suppliers periodically exiting the market, consolidating business for CPI, and modest yearly product price increases, providing CPI with projected revenue increases for the foreseeable future.  In addition, CPI acquired the Champion assets at a steep discount, has increased efficiency since resuming operations and its total debt is about a tenth of Champion’s former debt, allowing CPI to be profitable on approx. 15% of Champion’s 2006 revenue.

Champion (and Tomco) dominated the U.S. market due to their enormous catalog of replacement units and their competitive pricing, allowing customers to service virtually every vehicle on the road and giving CPI a very high “fill rate” with retailers, a key metric.

There are numerous small, family-owned remanufacturers servicing their local markets, however, there is only one major national remanufacturer of fuel systems that competes with CPI - Holley Performance Products, Inc.   Indirect competitors are companies that supply carburetor rebuilding kits, including Walker Products, Tomco Inc. (St. Louis), Standard Motor Products.  CPI does not have patents, licenses or franchises.

National Retail Distribution

In management’s opinion, CPI’s most valuable asset is its retail distribution network.  Virtually every national automotive retailer was a customer of Champion and/or Tomco:  NAPA, O’Reilly, Autozone, Carquest, PEP Boys, Advance and others.  These companies represent in excess of 20,000 retail locations.  CPI has resumed sales with 3 of the major 6 retailers and believes it will be able to restore business with the others in the future.  The shipping, regional warehousing, invoicing, warranty return, cataloging and other procedures needed in order to be an approved vendor for these retailers have been developed over decades and constitute an intangible asset of great value.

The Future: Fuel-Efficiency and Emission-Reduction Products

The market for products that increase fuel efficiency and reduce toxic emissions is large and growing.  Tougher regulatory standards, higher fuel prices and increasing demand for lower-carbon-footprint vehicles are driving this sector and these trends are likely to continue.

CPI has agreed to acquire the assets of Turbomotive, Inc. for $1.75 million, of which a portion under $500,000 shall be cash and the balance paid in preferred stock of Cash Technologies (terms being finalized based on performance criteria).  The preferred stock will permit conversion at the market price of Cash Tech’s common stock with a floor of $0.75 per share and a ceiling of $1.50 per share.   The turbo assets being acquired consist of proprietary turbo technology, including issued and pending patents, manufacturing processes, fabrication drawings, purchase orders, trade names, other intangibles and tooling.

Turbo manufacturing will consist of two primary operations: (i) metal casting performed by contract shops; (ii) machining, assembly and testing to be performed at Champion.   Champion has extensive experience in the exact type of manufacturing required.

The Turbomotive acquisition brings CPI Holdings into the thriving market of fuel-efficiency products.  Turbochargers increase fuel efficiency by 25% (50% for diesel engines), reduce emissions by 25%, increase engine power by 50% and keep the engine cleaner which reduces maintenance costs.  Most manufacturers are now designing new cars to include turbos, allowing engines to be smaller, lighter and meet tougher environmental standards.  Demand for turbochargers is international and a turbo unit manufactured for a foreign car or truck can be used anywhere in the world where that vehicle or engine is sold.  Therefore turbo models produced for use in the U.S. can be readily marketed in Europe and Asia.  The turbo market exceeded $5 billion last year, with more than 17 million units produced and is expected to increase to $10 billion within 5 years.  The emerging use of alternative fuels will also increase the use and demand for turbochargers.  We believe that Turbomotive’s patented technology makes it the best product available.

The leading turbo makers today are Honeywell Turbo Technologies (est. 40% market share) and BorgWarner (est. 25% market share).  They are supplying the vehicle manufacturers but have had a minor role in the aftermarket.  Therefore there is an opportunity for an industrial-quality aftermarket product to penetrate the retail market for both replacement and add-on purposes.  Discussions with CPI’s customers have confirmed that the market is ripe for retail distribution of turbos.

Turbomotive’s patented and patent-pending ball bearing technology can also significantly improve the performance of the existing OEM products.

In the future, CPI will target other fuel-efficiency and emission-reduction products and technologies that can be distributed through its retail channel and other possible strategic business acquisitions.

Brand Recognition

CPI enjoys the national recognition of the Champion brand name resulting from 60 years of marketing.  CPI plans to market the fuel efficiency products under the brand name Champion Performance™ which it intends to build into a widely recognized standard for quality and performance in fuel efficiency products throughout the industry.

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

Products for Healthcare Providers

To healthcare providers, Claim-Remedi offers Pro837, ProIdentify and ProClaimSubmit. These products, offered as a monthly subscription or on a per transaction basis, can greatly reduce the cost of healthcare administration for providers. None of these products require any significant investment in new software or hardware by customers - the products are designed to be fully compatible with all existing systems used by healthcare organizations.

Currently, some 30% of all health insurance claims submitted by a provider are rejected by the payer organization and returned weeks   later for correction and resubmission or are considered invalid. Pro837 acts like a claims proofreader: Before the claims are submitted to the payer organization, Pro837 subjects the claim to the exact standards used by the respective payer organization in adjudicating the claim - nearly two million business rules are contained in Pro837's rules engine. It then reports problem claims with precise instructions for repairing the errors and forwards payable claims to the payer- all in a matter of seconds. Pro837 can reduce a provider's claim rejection rate to less than 5%, a dramatic improvement. Implementation of Pro837 results in a significant reduction in receivables, receivables days outstanding and overhead costs of managing claims. To maintain the highest performance standards, Pro837's rules engine is updated every week with the newest published rules from payer organizations as well as unpublished and often unannounced rules resulting from the reverse engineering of actual payment rejection files.

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

Healthcare Products

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

In the hospital market, Claim-Remedi has begun direct marketing to hospitals and pursuing relationships with hospital software vendors. One such relationship, with Accuro Healthcare Solutions is designed to integrate Claim-Remedi’s eligibility product with Accuro’s products. Accuro provides software to more than a thousand hospitals in the U.S.

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

Employees

As of May 31, 2008, we employed 32 employees and one contractor on a full-time basis, of which 25 were employed by CPI Holdings.  Of the Cash Tech and Claim-Remedi staff, one was engaged in facilities and security, one in customer service, four in administration and business development, and two in system support and development.

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

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2008 and 2007, we had net sales of $336,615 and $313,946, respectively. Losses will continue until and unless our products are more widely sold.

Prior to the fiscal year ended May 31, 2007 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2007 and 2008, net income (losses) of ($800,052) and $(3,065,247) respectively. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2007 and 2008, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the fiscal year ended May 31, 2008 we have incurred additional (losses) which include a one time bad debt expense of $7,518,118 and a one time write off of our investment in BIPS.

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of May 31, 2008 we had outstanding current liabilities of $8,142,075 , consisting of obligations and accruals for loans, dividends and notes payable, trade payables, taxes, unpaid salaries and other items of which approximately $1,820,000 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider ceasing operations and/or filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of May 31, 2008, Cash Tech had working capital of $5,241,369 and available cash of $410,305. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of May 31, 2008, we also owe $3,938,924 to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which requires certain fees and interest to be paid following which the note shall be extended for 12 months at which time all sums owing to GE shall be due and payable.  A default of this obligation or failure to negotiate a renewal could result in the delisting and/or bankruptcy of the Company.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

We have previously granted security interests in all of our assets to several lenders, including General Electric Capital Corporation pursuant to a Master Security Agreement originally entered into in May 1997, liens in favor of BFI Finance on all assets of TAP Holdings pursuant to a Loan and Security Agreement entered into in November, 2004, a lien on the assets of CPI Holdings, LLC in favor of Greenfield Commercial Credit in the amount of $1,360,000 entered into May 5, 2008 and a lien on the assets of CPI Holdings in favor of private placement investors in the aggregate amount of $1,590,000 entered in to on May 5, 2008.

As of February 29, 2008, we were indebted to G.E. in the amount of approximately $3,938,924 including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's former chairman (who is not an employee of Cash Technologies). As of May 31, 2008 we owed BFI approximately $205,703 including interest. The outstanding balance owed to BFI is expected to be paid from the sale of certain assets of TAP and refunded insurance deposits.

Any additional financing that we may obtain may substantially dilute the interests of our stockholders

To the extent that we obtain additional financing through the issuance of additional equity securities in the future, such issuance may involve substantial dilution to our then-existing stockholders.

Risks Related to CPI Holdings, LLC

CPI is expected to be substantially  dependent on its major customers; initially Autozone, Pep Boys,  and CARQUEST, Mercury Marine and ATG.  These customers have accounted thus far for approximately 77% of CPI's revenue.  The loss of any of these customers would have a material adverse affect on CPI's revenue.

The market for fuel system products is shrinking.

Until and unless CPI begins sales of turbocharger and/or other products under consideration, all or virtually all of CPI’s revenue will be from the sale of rebuilt carburetors and air conditioning compressors.  Sales of carburetors have fluctuated and may continue to fluctuate or decline as the number of vehicles using carburetors continues to decline.  CPI expects to compensate for this decline by increasing its market share and from routine price increases but there is no assurance that it can succeed in this effort.

CPI may not fully recover the carrying value of its inventory.

As of May 31, 2008, CPI had a carrying value of $11,967,341 for its inventory.  In May 2008, at the time CPI's assets were purchased, an obsolescence reserve of $1,113,200 was established to cover potential inventory impairment.  In future periods, additional reserves may be taken based on CPI’s inventory, which could result in a substantial expense and negatively impact CPI’s financial results.

The turbocharger market is competitive and sales are uncertain

Following the acquisition of the Turbomotive assets (see above), CPI intends to manufacture and distribute turbochargers though its retail and other channels.  While CPI’s retailers have indicated their interest in carrying the company’s turbo products, there can be no assurance that the retail channel will be timely activated or produce sufficient revenues to meet CPI’s objectives.  In addition, other larger manufacturers of turbos, such as Honeywell and Borg-Warner, are better capitalized and better known than CPI and could negatively impact CPI’s sales if they targeted the same markets.

Turbocharger manufacturing may be delayed

Following the acquisition of the Turbomotive assets, CPI will begin to establish manufacturing operations to produce turbochargers at its factory in Hope, Arkansas.  While CPI’s management has manufactured turbos in the past and believes that it possesses the necessary expertise to do so in the future, various manufacturing start-up problems, including engineering, supply chain, quality control or other issues, or insufficient capital to purchase needed tooling or equipment, can delay or impede the start or continuation of turbo production and materially impact turbocharger sales.

Risks Related to Our Healthcare Products

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

Claim-Remedi is liable for the loss or misuse of personal information.

Claim-Remedi and its affiliates have custody of, or come into contact with, various types of personal information about consumers, their medical records and financial transactions. The company has taken steps to safeguard such information and requires that its suppliers safeguard such information, however, in the event such safeguards fail to prevent the loss or misuse of personal information, the companies might be liable for any damages caused thereby.

Claim-Remedi is substantially dependent on third parties for data processing and customer support.

Most data processing and customer support for Claim-Remedi’s products are performed by third parties under non-exclusive contracts. This reduces infrastructure development costs and increases speed to market, however the failure of a third party to perform its duties or renew a service agreement could be materially detrimental to the company's operations.

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

Our common stock has not been traded above $5.00 in over eight years. If our common stock were to be delisted from trading on the American Stock Exchange and the trading price of the common stock remained below $5.00 per share, trading in our common stock would be subject to the requirements of certain rules promulgated under the Exchange Act related to so-called penny stocks. A penny stock is defined generally as any non-exchange listed equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally institutions. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock and the ability of purchasers to sell our common stock in the secondary market.

If our common stock is delisted from the American Stock Exchange, we may not be able to raise essential investment capital.

If our common stock is delisted from the American Stock Exchange, particularly as a result of Amex’s refusal to approve our plan to regain compliance with the Amex listing standards (see below) we may find it difficult or impossible to raise additional investment capital, without which we cannot survive.

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

Risks Related to our listing on the American Stock Exchange

We have been notified by the American Stock Exchange that our stock is subject to delisting

Following the bankruptcy of Champion Parts, Inc. and the subsequent write-off of the note receivable from Champion in the approximate amount of $7,518,118, we were notified by the American Stock Exchange (Amex) that we were not in compliance with the continued listing standards of the Amex.  In particular, Amex cited violations of Section 1003(a) of the Company Guide with respect to impaired financial condition and falling below the minimum $6,000,000 of required stockholders equity and Section 301 due to the issuance of securities prior to receiving Amex approval.  The Section 301 violation was promptly resolved and in January 2008 Amex accepted our plan to regain compliance with Section 1003 by March 1, 2008.  Specifically, our plan to acquire the Champion assets through our CPI Holding subsidiary (see above) was projected to restore our minimum required stockholders equity.  On April 30, 2008 Amex extended the compliance date to September 15, 2008 in consideration of the imminent acquisition of the Champion assets by CPI (which closed on May 5, 2008) and to allow for the filing of this 10-KSB.  A compliance report will be provided to Amex indicating that we have met the requirements specified in the April 30, 2008 notice.  Nevertheless, Amex retains discretion in its approval of such compliance reports and there can be no assurance that Amex will accept the report in full satisfaction of our listing requirements.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease our Los Angeles facility from Prime Financial Partners, Ltd, a Nevada limited partnership. Our monthly lease payment is $9,315 for 13,000 square feet. The lease expires in April 2010. Bruce Korman, our CEO, has a beneficial interest in Prime. Our CPI Holdings operation leases a 277,000 square foot facility in Hope, Arkansas from the bankruptcy trustee of Champion Parts, Inc. CPI’s monthly lease payment is $15,000.  The lease expires in April, 2009.

ITEM 3. LEGAL PROCEEDINGS

On August 22, 2008, TAP Holdings, LLC, a wholly owned subsidiary of Cash Technologies, Inc. filed a lawsuit against PNC Bank National Association, PNC Business Credit, John Stanescki, Lee Labine, Tom Stoltz and Does 1-10 (“Defendants”), in California Superior Court (TAP Holdings, LLC vs. PNC Bank, National Association et al, Case No. BC396800) alleging that Defendants and each of them:

(i) Fraudulently induced TAP to enter into a Subordination and Standstill Agreement as part of TAP’s sale of most of its assets to Champion Parts, Inc. (“Champion”) in 2006;

(ii) Conspired to defraud TAP of payments to which it was entitled from Champion through the use of the mail and wire in violation of the Racketeering Influenced and Corrupt Organizations Act (RICO), 18 U.S.C. §1962;

(iii) Exercised dominion and control over Champion and its management, ultimately resulting in the bankruptcy of Champion and the evisceration of the Promissory Note owed by Champion to TAP with a remaining balance of approximately $8.5 million;

(iv) Breached the covenant of good faith and fair dealing in the agreements they signed in the sale of the TAP assets to Champion;

(v) Breached their fiduciary duty to TAP in their handling of the loan(s) to Champion; and

(vi) Negligently misrepresented and/or omitted material facts to TAP involving Champion, the agreement and sale of the TAP assets to Champion, and the ability of Champion to repay the Promissory Note owed to TAP.

TAP is seeking to recover damages in the amount of at least $25 million subject to proof at trial. The company will incur significant costs to pursue this litigation and there can be no assurance that it will prevail.

On April 14, 2008, Del Rey Ventures, Inc. filed a lawsuit in California against TAP Holdings, LLC, for breach of contract and common counts in the amount of $77,663, plus interest, costs and attorney’s fees.  The lawsuit also named Cash Technologies, Inc. and TAP Holdings boardmembers Edmund King and Bruce Korman as alter egos of TAP Holdings.  TAP Holdings and the other defendants filed cross-complaints against Del Rey Ventures and Richard Schoenfeld seeking no less than $3 million in compensatory damages, as well as punitive damages, rescission, interest and costs for the wrongful conduct of the cross-defendants, including:

1.
Multiple acts of fraud, including material misrepresentations and/or omissions in connection with TAP’s sale of assets to Champion in October 1996 and the fraudulent inducement of an assignment of an employment contract from Mr. Schoenfeld to Del Rey Ventures;

2.	Breach of fiduciary duty, including the defendants’ concealment of unanticipated returns before the 1996 TAP sale of assets to Champion resulting in a shortfall at closing;
3.	Corporate waste, including Mr. Schoenfeld’s misreporting of TAP’s inventory between June 2006 and October 2006;
4.
Conversion and the taking of corporate opportunity in the secret and unauthorized sale of approximately 11,000 finished goods from TAP’s inventory for Mr. Schoenfeld’s personal gain to the detriment of TAP and its shareholders; and

5.	Breach of contract for the defendants’ failure to provide the services required under the assigned employment contract.

TAP Holdings and Cash Tech will incur significant costs to pursue this litigation and there can be no assurance that they will prevail.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the American Stock Exchange under the symbol, "TQ".

The following is the range of closing bid prices for the common stock for the periods indicated below:

Year ended May 31, 2008	High	Low

Q1	June 1 - August 31.97	.72

Q2	September 1 - November 30.75	.23

Q3	December 1 - February 28.23	.12

Q4	March 1 - May 31.50	0.11

Year ended May 31, 2007		High	Low

Q1	June 1 - August 31	1.29	0.67

Q2	September 1 - November 30	1.25	0.80

Q3	December 1 - February 28	1.17	0.80

Q4	March 1 - May 31	1.12	0.85

On September 12, 2008 we had a high and low price of $0.30.

Dividend Policy

During the fiscal year ended May 31, 2008, we paid no dividends. The declaration in the future of any cash dividends on our common stock will be at the discretion of our board of directors and will depend upon a variety of factors, including our earnings, if any, capital requirements and financial position, as well as the general economic conditions at the time in question. Moreover, the payment of cash dividends on the Common stock in the future could be limited or prohibited by the terms of financing agreements that we may enter into, such as a bank line of credit or an agreement relating to the issuance of other of our debt securities, or by the terms of any preferred stock that are or may be issued and then outstanding.

During the fiscal year ended May 31, 2008, we accrued dividends of $210,830 for all Preferred Stock outstanding as compared to $50,416 for the fiscal year ended May 31, 2006.

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

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2008, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to have a high level of operating expenses, we will continue to develop and improve our various products. We anticipate that losses will continue for the foreseeable future. Our expenses have exceeded net revenues since inception. For the fiscal years ended May 31, 2008 and 2007, we received net income (losses) of $(11) million and $(3.1) million, respectively.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. As of May 31, 2008, capitalized software costs had been fully amortized . Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $75,000 for the fiscal year ended May 31, 2008 and $93,750 for the fiscal year ended May 31, 2007 .

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

Although we will continue our word-of-mouth sales approach with respect to our remaining CoinBank machines, we intend to focus substantially all of our efforts and operations on the continued development and deployment of the CPI Holdings and Claim-Remedi products.

Revenues generated from CoinBank machines accounted for approximately 0 % of net revenues for the fiscal years ended May 31, 2008 and 2007, with the balance involving software and licensing fees from CPI Holding and Claim-Remedi. Although there can be no assurance, we anticipate that the activities associated with CPI Holdings will become the largest source of our future revenues.

Results of Operations

Fiscal Year Ended May 31, 2008, Compared to Fiscal Year Ended May 31, 2007

Net Revenues for the year ended May 31, 2008, was $336,615 compared to $313,946 in fiscal year 2007. Cost of revenues for the year ended May 31, 2008, was $249,738 compared to $424,281 in fiscal year 2007.

Gross profit for the year ended May 31, 2008, was $86,877 compared to $(110,335) for the year ended May 31, 2007.   The increase was a result of the addition of CPI sales to the company’s consolidated income statement.

Selling, general and administrative expenses for the year ended May 31, 2008 were $2,374,617 compared to $3,011,275 for the fiscal year 2007. These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease was primarily due to a decrease in overall operating costs.

Research and development expenses for the fiscal year ended May 31, 2008, was $25,000 compared to $93,750 for the fiscal year ended May 31, 2007. The decrease was the result of a reduction in programmer costs incurred.

Depreciation and amortization expenses in fiscal year 2008 were $2,178 compared to $329,968 in fiscal 2007.   The decrease was a result of the conclusion of amortization for certain R&D in fiscal 2007.

Other Income for the fiscal year ended May 31, 2008 was $777,714 compared to $271,250 for the 2007 period.  Other Income was from forgiveness and abandonment of debt and reversal of certain accruals offset partially by write offs of certain assets.

Interest expense for the fiscal years 2008 and 2007 was $766,516 and $407,567, respectively.

Income Taxes for the fiscal year ended May 31, 2008 was $2,400, unchanged from 2007.

Minority Interest for the fiscal year ended May 31, 2008 and May 31, 2007, was $(24,629) and $(24,122) respectively.

Gain (Loss) From Disposition of Subsidiary’s Assets of $(7,518,118) was a result of the writeoff of the note receivable from Champion Parts, Inc. in October 2007.

As a result of the foregoing, net income (losses) for the year ended May 31, 2008 was $(800,052 compared to (3,065,247) for May 31, 2007.

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

Liquidity And Capital Resources

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At May 31, 2008, we had working capital of $5,241,369   compared to $(6,662,506 at May 31, 2007. At May 31, 2008, we had a cash balance of $410,305 compared to $1,107,649 at May 31, 2007. We are in immediate need of substantial working capital to continue our business and operations. To date, we have been funding our operations through the issuance of equity in private placement transactions with existing stockholders or persons with whom we have relationships, including affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

Since inception, we have satisfied our working capital requirements through limited revenues generated from operations, the issuance of equity and debt securities, borrowing under a line of credit and loans from our security holders. Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2008, which indicated a substantial doubt as to our ability to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs.

Net cash sources (used) in operating activities was $ (1,284,026)   for the fiscal year ended May 31, 2008 compared to $(2,775,679)    for the fiscal year ended May 31, 2007.

Net cash used in investing activities for the fiscal year ended May 31, 2008, was $(500,000)    as compared to $0   for the fiscal year ended May 31, 2007.

Net cash provided by financing activities for the fiscal year ended May 31, 2008, was $ 86,682   as compared to $ 3,801,971   for the fiscal year ended May 31, 2007.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cash Technologies, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Cash Technologies, Inc. and Subsidiaries (the "Company") as of May 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cash Technologies, Inc. and Subsidiaries as of May 31, 2008 and 2007 and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ VASQUEZ & Company LLP

Los Angeles, California
September 13, 2008

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MAY 31,	MAY 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$410,305	$1,107,649
Accounts receivable	128,622	29,853
Prepaid expenses and other current assets	529,896	194,627
Other receivable (net of allowance $50,000)	118,456	163,551
Inventory	11,967,341	-
Assets of discontinued operations
Cash	41	41
Accounts receivable	-	192,360
Prepaid expenses and other current assets	117,000	263,076
Inventory (net of allowance $121,000)	93,553	121,690
Property and equipment, net
Note receivable	-	1,387,500
Other assets	18,230	18,230
Total assets of discontinued operations	228,824	1,982,897

Total Current Assets	13,383,444	3,478,577

CoinBank machines held for sale (Note 1(n))	609,890	609,890

PROPERTY AND EQUIPMENT (net)	3,027	26,823

NOTES RECEIVABLE		6,879,045

CAPITALIZED SOFTWARE COSTS (Note 1(n))	-

CDHC PREFERRED STOCK	218,401	900,901

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

BIPS PREFERRED STOCK	-	2,000,000

OTHER ASSETS	-	535,295

TOTAL ASSETS	$17,714,762	$17,930,531

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 5)	$3,938,524	$3,482,286
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 5)	147,337	170,519
Due to Shareholders (Note 4)	398,805	602,610
Accounts payable	894,202	1,131,497
Accrued liabilities	1,956,702	2,094,333
Dividend payable	461,246	261,246
Liabilities of discontinued operations
Accounts payable	-	725,443
Notes payable	336,344	1,172,207
Accrued expenses and other current liabilities	-	492,026
Total liabilities of discontinued operations	336,344	2,389,676

Total Current Liabilities	8,142,075	10,141,082

Long-Term Notes Payable (Note 6)	1,933,673	1,134,560

TOTAL LIABILITIES	10,075,748	11,275,642

COMMITMENTS & CONTINGENCIES (Note 7)	-	-

MINORITY INTEREST	(122,640)	(98,639)
MINORITY INTEREST OF DISCONTINUED OPERATIONS		-
TOTAL MINORITY INTEREST	(122,640)	(98,639)

STOCKHOLDERS' EQUITY (DEFICIENCY): (Note 6)
Stockholder's equity of discontinued operations
Additional paid in capital	979,367	910,000
Accumulated equity	(1,086,887)	5,249,766
Total stockholder's equity of discontinued operations	(107,520)	6,159,766

Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized, ________ and _________ shares issued and outstanding at May 31, 2008 and May 31, 2007	10,906,811	10,875,812

Common Stock, $0.01 par value, 65,000,000 shares authorized, ________ and _________ shares issued and outstanding at May 31, 2008 and May 31, 2007	368,132	366,876

Additional Paid-In-Capital	52,084,009	40,177,545
Accumulated Deficit	(55,489,777)	(50,826,471)

Total stockholders' Equity	7,761,655	6,753,528

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$17,714,762	$17,930,531

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR ENDED
	MAY 31,
	2008	2007

NET REVENUES	$336,615	$313,946
COST OF REVENUES	249,738	424,281

GROSS PROFIT (LOSS)	86,877	(110,335)

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	2,374,618	3,012,078

RESEARCH AND DEVELOPMENT	25,000	93,750
DEPRECIATION & AMORTIZATION EXPENSE	2,178	329,968

OPERATING LOSS	(2,314,919)	(3,546,131)

OTHER INCOME (Note 14)	(777,714)	(271,250)

INTEREST EXPENSE	766,516	407,567

PROFIT/(LOSS) BEFORE INCOME TAXES	(2,303,721)	(3,682,448)

INCOME TAXES	2,400	2,400

MINORITY INTEREST (Note 13)	(24,629)	(24,122)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(2,281,492)	$(3,660,726)

DISCONTINUED OPERATIONS
NET REVENUES		$2,780,586
FORGIVENESS OF DEBT		-
COST OF REVENUES		(2,250,226)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	1,237,586	(1,087,318)
INTEREST EXPENSE	(56,211)	(329,031)
GAIN (LOSS) FROM DISPOSITION OF SUBSIDIARY'S ASSETS	(7,518,118)	1,481,468
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(6,336,743)	595,479

Impairment of Investment in BIPS	2,000,000
Extraordinary Gain on purchase of CPI assets	9,818,183

NET INCOME (LOSS)	$(800,052)	$(3,065,247)

Dividends & deemed dividends	$245,000	$210,830

Net income (loss) allocable to common shareholders	$(1,045,052)	$(3,276,077)

Basic and diluted net income (loss) per share before extraordinary income		$(0.15)

Basic and diluted net income (loss) per share for extraordinary income

Basic and diluted weighted average shares of common stock outstanding		23,189,489

See notes to consolidated financial statements

[Awaiting StockHolders Equity Table]

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR ENDED MAY 31
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(800,052)	$(3,065,247)
Adjustments to reconcile net loss to net cash used by operating activities:
Bad Debt Expense-discontinued operations	7,518,118
Impairment of investment in BIPS	2,000,000
Extraordinary Gain	(10,131,666)
Minority interest	(24,001)	(24,122)
Amortization deemed interest expense	501,813
Amortization of capitalized software		326,531
Income on forgiveness of debt		(271,250)
Noncash compensation expense
Non-Cash payment for services		(72,407)
Depreciation expense	23,796	3,437
Other Assets	535,295
Gain on sale of asset	(79,580)
Impairment of CoinBank machines held for sale

Changes in operating assets and liabilities:
Accounts receivable	(98,768)	(15,627)
Inventory
Prepaid expenses and other current assets	(335,269)	(8,641)
Other receivable	45,095	(58,867)
Accrued interest	472,124
Accounts payable	(237,295)	523,552
Change in net assets of business held for sale	(536,005)	(967,643)
Accrued expenses and other current liabilities	(137,631)	854,605
Net cash used in operating activities	(1,284,026)	(2,775,679)

INVESTING ACTIVITIES:

Proceeds from sale of investment	500,000
Purchase of inventory

Net cash provided by (used in) investing activities	500,000	-

FINANCING ACTIVITIES:

Proceeds from conversion of warrants	-
Proceeds from the issuance of warrants	-
Net proceeds from issuance of preferred stock	31,000	250,000
Proceeds from Long-term debt	260,000	1,134,560
Proceeds from short term debt from equity holder		481,860
Repayments on short-term debt	(205,573)
Repayments on long-term debt
Proceeds from sale of common stock	1,255	1,935,553

Net cash provided by financing activities	86,682	3,801,973

CHANGE IN CASH AND CASH EQUIVALENTS	(697,344)	1,026,294

Cash and Cash Equivalents, Beginning of Period	1,107,649	81,355

Cash and Cash Equivalents, End of Period	$410,305	$1,107,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	2,400	2,400

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion from convertible debt to common stock		$120,876
Conversion of notes payable to common stock
Issuance of common stock for services performed		$210,000
Gain (Loss) on operations of discontinued operations
Dividends declared on preferred stock		$210,830
Dividends payd via common stock
Deemed dividend on warrants issued
Issuance of preferred stock

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

(a)
"Going Concern" — The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have significant losses from operations and have used significant amounts of cash for operations during the last five years. As of May 31, 2008, we do not have positive working capital and net equity operating losses have continued throughout 2007. We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful.

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

(b)
Basis of Consolidation — The accompanying consolidated financial statements include the accounts of Cash Technologies, Inc. ( "CTI "), a Delaware corporation, and our wholly-owned subsidiaries, National Cash Processors, Inc. ( "NCP "), CashTechCard Systems, Inc. (formerly Cintelia, Inc.), CT Holdings, LLC, Claim-Remedi Services, Inc. (formerly Heuristic Technologies, Inc., TAP Holdings, LLC. and CoinBank Automated Systems ( "CAS ") together the "Company." CoinBank Automation Handels GmbH, Salzburg, Austria ("CoinBank Europe" or "CBE") was treated as a division of CoinBank Automated Systems during this period and was consolidated into CoinBank Automated Systems. All significant inter-company transactions and accounts have been eliminated in consolidation. CTI was incorporated in August 1995. In January 1996, a few of our affiliates exchanged their stock in NCP as part of a combination of entities under common control. CAS was incorporated in November 1995 Cintelia in December 2001, CT Holdings, LLC in June 2002, Claim-Remedi in May 2004 and Tap Holdings in November 2004. As of May 31, 2008 we own 86.35% of CT Holdings, LLC and 89% of TAP Holdings, LLC.

(c)
Business — The principal business activity of each entity is as follows: CTI is currently managing its subsidiary operations and providing EMMA and other software development resources to subsidiaries; Claim-Remedi Services, Inc. provides healthcare software and data processing; NCP is a full-service cash-processing entity providing sorting, counting and wrapping functions to cash-intensive businesses but is not currently operating; CAS offers self-service coin-counting machines. CBE functions as a European sales office for us and CashTechCard markets prepaid debit cards.

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

(d)	Fiscal Year—CTI's fiscal year ended May 31, 2008 but TAP Holdings, LLC's fiscal year ends on the last Sunday in May, 2007 which normally results in a 52 or 53 week year

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

(l)
Trade & Other Receivables—Receivables are recorded when billed or accrued and represent claims against third parties that will be settled in cash. The carrying value of receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The allowance for doubtful accounts is estimated based on historical collection trends, type of customer, the age of outstanding receivables and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. Past due receivable balances are written-off when collection efforts have been unsuccessful in collecting the amount due. As of May 31, 2008 the Company had an Allowance for Bad Debts of $50,000.

(m)
Inventories—The Company's inventory consists of used cores, replacement component parts, and carburetors and diesel pumps in process or completed. The inventory values are based on historical standards less obsolescence and acquisition reserves. Standards are reviewed and adjusted, if necessary, at fiscal year end. The standards are valued on a lower of cost or market basis. As of May 31, 2008 an obsolescence reserve of $121,000 has been established.

(n)
CoinBank Machines Held for Sale—CTI has designated CoinBank machines and parts as being held for sale. CoinBank machines held for sale are recorded at the lower of cost or estimated fair value, which includes an estimate of the costs to sell these assets. The estimated fair value is based on information including recent sales of CoinBank machines and estimated present value techniques. During the fourth quarter of fiscal year 2006, management evaluated the estimated fair market value of these machines and subsequently recorded an impairment loss of $5,170. As of May 31, 2008, the carrying value of the CoinBank machines is $609,890.

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

(w)
Capitalized Software—The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $93,750 for the fiscal year ended May 31, 2008.

Amortization of the capitalized software commenced on January 1, 2002. Amortization had been calculated over a seven (7) year period for the quarter ended February 28, 2002 resulting in an amortization expense of $65,989. Management changed the amortization period for capitalized software, to five (5) years starting March 1, 2002, primarily to approximate the estimated period over which the business brought about by the technology will expand into its expected capacity. As of March 1, 2002, net unamortized capitalized software amounted to $2,705,547. The unamortized cost as of March 1, 2002 is being amortized over the remaining revised estimated life. The change resulted in an amortization expense of $205,931, an increase of $40,959 ($0.01 per share) from the original estimated amortization period, for the year ended May 31, 2002. During the fiscal year ended May 31, 2008 amortization was completed.

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

NOTE 2 - INVENTORIES

As of May 31, 2008 inventories consist of the following:

Finished Goods	$2,881,783
Work in Process	3,000
Cores	5,881,938
Component Parts	4,316,822
Inventories at Standard Cost	11,967,341
Provision for Obsolescence	1,113,202)
Net Carrying Value of Inventories	$11,967,341

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2008	2007

Computer equipment	$145,483	$145,483
Office Equipment	2,061	2,061
Other equipment	35,620	32,134
Total Property and Equipment	$183,164	$179,678
Less Accumulated Depreciation	155,033	152,855
	$28,131	$26,823

NOTE 4 - NOTES PAYABLE

Loan	Balance 6/1/07	Additions 6/1/07 to 5/31/08	Adjustments 6/1/07 to 5/31/08		Balance 5/31/08
GE Capital Principal	$3,482,287	$—	$		$3,482,287
GE Capital Interest	200,758	347,388		(354,324)	193,822
BFI Business Finance	1,172,207	290,953		(1,248,207)	214,953

Totals	$5,803,494	$999,017		$(1,947,259)	$4,855,252

	2007	2006
In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires a payment of certain fees and interest following which GE has agreed to extend the loan on interest-only terms at a rate of 9.5% for 12 additional months at which time the entire unpaid balance shall be due and payable. We have no current plan or   capability to repay G.E. its principal. As of May 31, 2008, we owed G.E. Capital $3,683,045, which includes the principal, financing fees and unpaid interest.
	$3,683,045	$3,683,045

For a period of approximately two years, the Company’s subsidiary, TAP Holdings, LLC, operated Tomco Auto   Products, until the sale of most of the Tomco assets on October 31, 2006. During such period, TAP   maintained an asset-based line of credit for the   benefit or Tomco on which a partial repayment of   $1,300,000 was made as part of the Tomco sale   transaction. As of May 31, 2008, the line of   credit had an outstanding balance of approximately   $1,172,207 including interest. The line of credit is   secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). The outstanding balance of the line of credit is   expected to be fully paid by approximately August,   2007 from remaining Tomco receivables (which were not sold by TAP in the Tomco sale transaction) and monthly note payments from the acquirer of the Tomco assets.
	1,172,207	2,097,292

At May 31, 2006 TAP Holdings, LLC. had a loan payable outstanding from the purchase of a delivery truck. The loan has since been satisfied.	-0-	23,157
	4,855,252	5,803,494

NOTE 5 - CONVERTIBLE DEBT

Description	Bal. @ 6/01/07	Additions 6-1-07 to 5/31/2008	Adjustments 6-1-07 to 5/31/2008		Bal. @ 5/31/08
Convertible Debt — Principal LT	$1,244,572	$689,101	$		$1,933,673
Convertible Debt—Interest	60,507	83,330			143,837
Convertible Debt—Stockholders	602,610			(415,563)	187,047
Totals	$1,907,689	$772,431		$-415,563	$2,264,557

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

As of May 31, 2008, we still owed $120,750 in principal and interest to the remaining noteholders. There can be no assurance that we will be able to pay the remaining noteholders when the notes are due and that the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

In May 2008 we completed a private placement offering with 5 investors consisting of (i) convertible debentures totaling $1,590,000, convertible into common stock at $.25/share, with interest at 12% per annum payable quarterly, secured by the assets of CPI Holdings; and (ii) 5-year warrants to purchase 3.18 million shares of common stock, exercisable at $.50/share; and (iii) warrants expiring on November 7, 2008 to purchase 1.59 million shares of common stock exercisable at $.35/share.

NOTE 6 - MAJOR CUSTOMERS AND SUPPLIERS

NOTE 7 - INCOME TAXES

As of May 31, 2008, we had available federal net operating loss ("NOL") carry-forwards that approximate $37.2 million and may be applied against future taxable income through tax year 2025. State NOL carry-forward is approximately $23.1 million and expire through tax year 2012.  A 100% valuation reserve has been set up to entirely offset any deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

NOTE 8 - STOCKHOLDERS' EQUITY

NOTE 9 - STOCK OPTION PLAN AND WARRANTS

We adopted a 1996 stock option plan (the "Option Plan"). As of May 31, 2008, a total of 3,500,887 shares of our common stock have been reserved for issuance under the Option Plan. As of May 31, 2008, we  had 3,500,887 of such options outstanding. The Board of Directors administers the Option Plan, or a committee appointed by the Board of Directors, which determine the recipients and term of the awards granted (Item 10. "Stock Options").

In addition to the above mentioned stock options, in July 1998, in conjunction with our initial public offering certain debt holders were granted options/warrants in exchange for note repayments.

As for May 31, 2008 a total of 3,500,887 shares of our common stock have been reserved for issuance under the Option Plan of which 1,543,600 are outstanding and 1,957,287 were remaining (Item 10. "Stock Options").

We have granted the following options/warrants to purchase common stock as of May 31, 2008.

	Number of Options/Warrants	Weighted Average Price $/Share
Options/Warrants outstanding - May 31, 2006			$1.93
Employee Stock Options
Granted			$1.01
Expired	—		—
Exercised	—		—
Stockholder Warrants
Granted			2.26
Expired			7.84
Exercised	—		—
Options
Options/Warrants outstanding - May 31, 2007			$2.01
Employee Stock Options
Granted			$0.95
Expired	—		—
Exercised	—		—
Stockholder Warrants
Granted
Expired
Exercised	—		—
Options
Options/Warrants outstanding - May 31, 2008		$

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

	2008	2007
Net Income (Loss)
As Reported	$(2,281,492))	$(3,064,974)
Pro Forma	$(2,281,492))	$(3,101,956)
Basic and Diluted Income (Loss) Per Common Share
As Reported	$(0.04)	$(0.09)
Pro Forma	$(0.04)	$(0.09)

For the fiscal year ended May 31, 2008, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2002-2007, expected life of the option is 5 years.

For the fiscal year ended May 31, 2006, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2001-2006, expected life of the option is 5 years.

Outstanding Weighted Average			Exercisable Weighted Average
Total Shares 05/31/07	Life	Exercise Price	Total Shares 05/31/07	Exercise Price

300,000	2.50	$1.20	300,000	$1.20

480,000	2.50	$0.81	480,000	$0.81

30,000	2.25	$1.75	30,000	$1.75

205,000	2.50	$2.00	205,000	$2.00

253,809	2.50	$2.50	253,809	$2.50

428,574	2.00	$2.50	428,574	$2.50

117,118.75		$0.01	117,118	$0.01

331,000	2.00	$0.01	331,000	$0.01

1,350,000	1.75	$0.65	1,350,000	$0.65

357,856.50		$1.00	357,856	$1.00

25,000	1.25	$1.00	25,000	$1.00

25,000	1.50	$1.00	25,000	$1.00

Outstanding Weighted Average			Exercisable Weighted Average
Total Shares		Exercise	Total Shares	Exercise
05/31/07	Life	Price	05/31/07	Price

7,813.50		$1.30	7,813	$1.30

20,000	1.25	$2.00	20,000	$2.00

215,000	1.50	$2.00	215,000	$2.00

787,675	1.75	$2.00	787,675	$2.00

185,000	2.00	$2.00	185,000	$2.00

22,763	1.00	$2.50	22,763	$2.50

10,000	1.25	$2.50	10,000	$2.50

191,830	1.00	$3.00	191,830	$3.00

13,100	1.25	$3.00	13,100	$3.00

30,000	1.50	$3.00	30,000	$3.00

NOTE 10 - SEGMENT REPORTING

We operate through four business segments: Claim-Remedi Services, Inc., CashTechCard Systems, Inc., TAP Holdings, LLC (aka "Tomco"), and CoinBank machine-related activities. We sell CoinBank self-service coin counting machines through existing equipment distribution channels.

	Twelve Months Ended
	May 31,
Net revenues:	2008	2007

ClaimRemedi/CashTechCard	158,628	313,946
CPI	98,281	-
Unallocated	79,706
	336,615	313,946

Interest expense:
ClaimRemedi/CashTechCard	-	-
CPI	42,353	-
Unallocated	724,163	407,567
	766,516	407,567

Depreciation & Amortization:
ClaimRemedi/CashTechCard
CPI		-
Unallocated	2,178	329,968
	2,178	329,968

Segment Income (loss):
ClaimRemedi/CashTechCard	(2,986,209)	(1,405,705)
CPI	(105,562)	-
Unallocated
	(1,189,721)	(2,255,021)
	(4,281,492)	(3,660,726)

NOTE 11 - RELATED PARTY TRANSACTIONS

Furthermore, as of May 31, 2008, we were in arrears of $290,874 for the salary to Mr. Korman, and owed $224,878 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

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

During the fiscal year ended May 31, 2008, the Company had income from forgiveness of debt and reversal of certain accruals offset partially by write offs of certain assets.. Income from forgiveness of debt consists of settlement of a convertible debenture that has been deemed abandoned by the Company and certain unsecured debt also deemed abandoned..

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

           --NONE--

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

ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth information regarding our directors and executive officers:

Name	Age	Position

Bruce R. Korman	49	President, Chief Executive Officer and Chairman of the Board

Edmund King	44	Chief Financial Officer and Secretary

Richard Miller	56	Director(1)(2)

Robert B. Fagenson	59	Director(1)

Kevin Walls	46	Director(2)

_______________
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

Robin Richards resigned from the Board of Directors effective September 12, 2008.

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

Summary of Cash and Certain Other Compensation

The following table sets forth certain compensation paid by us during the fiscal years ended May 31, 2007, May 31, 2006 and May 31, 2005 to our President and Chief Executive Officer and our other most highly compensated executive officer (collectively, the "Named Executive Officers"):

Summary Compensation Table

Name and All Other Principal Position Compensation(1)	Annual Compensation				Long Term Compensation
	Year	Salary		Bonus	Underlying	Options (#)
Bruce Korman	2008	$250,000	*			$18,000	(1)
President and Chief	2007	$250,000	*		1,000,000	$18,000	(1)
Executive Officer	2006	$250,000	*			$18,000	(1)

Edmund King	2008	$180,000				$9,000	(1)
Chief Financial	2007	$180,000				$9,000	(1)
Officer	2006	$150,000				$9,000

___________
(1) Represents paid additional benefits.

* As of May 31, 2007 the Company owes Bruce Korman $290,874 in unpaid wages.

The following table discloses in

The following table discloses information concerning stock options granted in the year ended May 31, 2007 to our Named Executive Officers.

Option Grants in Fiscal Year Ended May 31, 2008

Individual Grants in Last Fiscal Year

Name	Number of Securities Underlying Options/Warrants	Percent of Total Options/ Warrants to Employees in Fiscal Year (%)	Exercise Price ($/Sh)	Expiration Date

Bruce Korman	0	—	—	—

Edmund King	0	—	—	—

Aggregated Option Exercises And Fiscal Year-End Option Values

The following table sets forth information concerning the number of options owned by the Named Executive Officers and the value of any in-the-money unexercised stock options as of May 31, 2008. No options were exercised by any of the Named Executive Officers during the fiscal year ended May 31, 2008:

	Number of Securities Underlying Unexercised Options at May 31, 2007		Value of Unexercised In-the-Money Options at May 31,2007 (1)
Name	Exercisable	Un-exercisable	Exercisable	Un-exercisable

Bruce Korman	$3,350,000	0	$3,350,000	$0

Edmund King	750,000	0	$750,000	$0

____________
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

As of May 31, 2008, there are 420,000 options to purchase 30,000 shares of our common stock outstanding.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of May 31, 2008 with respect to each executive officer and director, all directors and officers as a group and the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by us to be the beneficial owner of more than five percent of our common stock. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. A person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days from May 31, 2007, upon the exercise of options, warrants or convertible securities. At May 31, 2007, there were 22,790,663 shares of common stock outstanding.

Name and Address of Beneficial Owners(1)(2)	Amount and Nature of Beneficial Ownership (2a)	Percentage of Shares Beneficially Owned

Bruce Korman (3)	3,866,267	12.47%

Richard Miller (4)	856,657	2.76%

Robert B. Fagenson (5)(6)	271,126.87%

Kevin Walls (7)	336,927	1.09%

Eric Butlein (8)	3,533,130	11.40%

Edmund King (9)	750,000	2.42%

Darryl Bergman (10)	500,000	1.61%

Willi Muhr (11)	200,000.65%

Peter & Irene Gauld (12)	1,755,860	5.66%

All directors and executive officers as a group (persons)(1)(2)(3)(4)(5)(6) (7)(8)(9)(10)(11)(12)	12,249,967	39.1%

___________
*	Denotes less than 1%.

(1)	Unless otherwise indicated, the address for each named individual or group is in care of Cash Technologies, Inc., 1434 West 11th Street, Los Angeles, California 90015.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information as of September 10, 2008, with respect to each employee, officer and director, each nominee for director, all directors and officers as a group and the persons known by us to hold options under our Employee Stock Option and Non-Executive Director Stock Option Plan. As of September 10, 2005 a reserve of 5,500,000 shares of our common stock had been established for issuance under the Employee Plan and 1,000,000 under the Non-Executive Director Plan. There are 4,054,000 options outstanding under the Employee Plan and 570,000 under the Non-Executive Director Plan.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

As of May 31, 2008, we had outstanding short-term loans of an aggregate principal amount of $8,915 from Bruce Korman (and related parties), who is our Chief Executive Officer and Chairman of the Board of Directors. The loans are short-term non-interest bearing loans and are payable upon demand. Furthermore, as of May 31, 2008, we were in arrears of $290,874 for salary to Mr. Korman and owed $224,878 in accrued rent for our offices to Prime Financial Partners, a company in which Mr. Korman has a beneficial interest.

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

  (b) Reports on 8-K

None

ITEM 14. PRINCIPAL ACCOUNTING FEES & SERVICES

Independent Accountant Fees

The following table sets forth the aggregate fees for professional audit services rendered by Vasquez & Co LLP for the audit of our annual financial statements for the fiscal years 2008 and 2007, and fees billed for other services provided by Vasquez & Co LLP for fiscal years 2008 and 2007.

	Fiscal Year Ended May 31,
	2008	2007

Audit Fees	$	$104,000

Audit-Related Fees		18,000

Tax Fees		7,000

All other fees		3,240

Total Fees Paid	$	$132,240

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized the 15th day of September, 2008.

CASH TECHNOLOGIES, INC.

By:	/s/ BRUCE KORMAN
Bruce Korman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ BRUCE KORMAN	President, Chief Executive Officer	September 15, 2008
Bruce Korman	And Director (Principal Executive Officer)

/s/ EDMUND KING	Chief Financial Officer
Edmund King	(Principal Financial Officer)	September 15, 2008

/s/ RICHARD MILLER	Director	September 15, 2008
Richard Miller

/s/ ROBERT FAGENSON	Director	September 15, 2008
Robert Fagenson

/s/ KEVIN WALLS	Director	September 15, 2008
Kevin Walls