Form 10KSB/A
period 2008-05-31
CASH TECHNOLOGIES INC
filed 2008-09-16
CIK 1022964

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

On May 31, 2008, there were 24,753,726 shares of common stock, $ .01 par value per share, issued and outstanding. The aggregate market value of the Common Stock of Registrant held by non-affiliates of Registrant computed by reference to the closing bid price $0.30 at which the stock was sold on such date was, approximately $7,426,118.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

On September 9, 2008, there were 24,753,726  shares of Common Stock, $ ..01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Description of Business

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, Cash Tech Card Systems, Inc., a Delaware corporation, CT Holdings, LLC., a Delaware limited liability company of which we own 86.65%, Claim-Remedi Services, Inc., a Delaware company and TAP Holdings, LLC (formerly dba Tomco Auto Products) and CPI Holdings, LLC (dba Champion Parts). Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

Business Highlights

Following are certain financial and operational accomplishments during and subsequent to FY 2007, explained in further detail throughout this document:

•
Acquired certain assets of nationally-known auto parts company Champion Parts, Inc. on May 5, 2008, through newly formed subsidiary CPI Holdings, LLC, generating nearly $10 million in extraordinary gain (see financials) and meeting an essential step in our plan to regain compliance with the listing standards of the American Stock Exchange (see Risks – Amex)

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

CLAIM-REMEDI SERVICES, INC., CASHTECHCARD SYSTEMS, INC.

In late 2004, we expanded our data processing initiatives into the healthcare and debit card industries by establishing our Claim-Remedi Services, Inc. and CashTechCard Systems, Inc. subsidiaries and hiring executive staff experienced in those industries . After marketing research and technical development, Claim-Remedi launched a line of products to improve the processing of healthcare insurance claims. Claim-Remedi’s products utilize a combination of software developed internally and software licensed non-exclusively from a third party. CashTechCard began marketing a debit card product that targets the employee benefits, payroll and underbanked market segments, however as a result of the decision by CashTechCard’s issuing bank to exit the debit card market and the events of 2007 that required Cash Tech to focus on restoring the Champion business, CashTechCard’s card issuance activities were terminated in December 2007.

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

As of May 31, 2008 we had outstanding current liabilities of $8,142,075 , consisting of obligations and accruals for loans, dividends and notes payable, trade payables, taxes, unpaid salaries and other items of which approximately $1,400,000 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider ceasing operations and/or filing for bankruptcy protection.

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

Risks Related to Our CoinBank Machines

Impairment Charge

We are currently holding for sale approximately 236 CoinBank machines which were manufactured when the Company was actively engaged in the sale of such equipment. The machines have a carrying value of approximately $509,890 at May 31, 2008. We have taken impairment charges in the past due to low inventory turnover for the coin machines. In future periods, while we intend to liquidate the remaining machines, additional impairment may be taken. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. We have identified parties interested in acquiring the remaining units, although there is no assurance that such sales will be consummated and we may not fully recover the carrying value of our CoinBank machines held for sale.

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

Recent Sales of Unregistered Securities

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, CashTechCard Systems, Inc. (formerly Cintelia Systems Inc.), a Delaware corporation, CT Holdings, LLC., a Delaware corporation of which we own 86.65%, Claim-Remedi Services, Inc. (formerly Heuristic Technologies, Inc.), a Delaware company, formed in May, 2004, to engage in healthcare data processing and debit card issuance, TAP Holdings, LLC (dba Tomco Auto Products) and CPI Holdings, LLC (dba Champion Parts).

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2008, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

Systems development expenses, marketing expenses, executive salaries and general and other administrative costs are expected to increase as we continue to develop our EMMA Platform. Inasmuch as we will continue to have a high level of operating expenses, we will continue to develop and improve our various products. We anticipate that losses will continue for the foreseeable future. Our expenses have exceeded net revenues since inception. For the fiscal years ended May 31, 2008 and 2007, we received net income (losses) of $(800,000) and $(3.1) million, respectively.

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

Selling, general and administrative expenses for the year ended May 31, 2008 were $2,374,618 compared to $3,012,078 for the fiscal year 2007.  These expenses consisted primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses. The decrease was primarily due to a decrease in overall operating costs.

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

Liquidity And Capital Resources

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At May 31, 2008, we had working capital of $5,148,929 compared to $(6,662,506) at May 31, 2007.  We are in immediate need of substantial working capital to continue our business and operations. To date, we have been funding our operations through the issuance of equity in private placement transactions with existing stockholders or persons with whom we have relationships, including affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Net cash sources (used) in operating activities was $(3,353,577) for the fiscal year ended May 31, 2008 compared to $(2,775,679) for the fiscal year ended May 31, 2007.

Net cash used in investing activities for the fiscal year ended May 31, 2008, was  $(846,618) as compared to $0 for the fiscal year ended May 31, 2007.

Net cash provided by financing activities for the fiscal year ended May 31, 2008, was $1,809,615 as compared to $ 3,801,971 for the fiscal year ended May 31, 2007.

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

/s/ VASQUEZ & Company LLP

Los Angeles, California
September 15, 2008

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	MAY 31,	MAY 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$410,305	$1,107,649
Accounts receivable	128,622	29,853
Prepaid expenses and other current assets	529,896	194,627
Other receivable (net of allowance $50,000)	118,456	163,551
Inventory	11,967,341	-
Assets of discontinued operations
Cash	41	41
Accounts receivable	-	192,360
Prepaid expenses and other current assets	117,000	263,076
Inventory (net of allowance $121,000)	93,553	121,690
Property and equipment, net
Note receivable	-	1,387,500
Other assets	18,230	18,230
Total assets of discontinued operations	228,824	1,982,897

Total Current Assets	13,383,444	3,478,577

CoinBank machines held for sale (Note 1(n))	609,890	609,890

PROPERTY AND EQUIPMENT (net)	3,027	26,823

NOTES RECEIVABLE		6,879,045

CAPITALIZED SOFTWARE COSTS (Note 1(n))	-

CDHC PREFERRED STOCK	218,401	900,901

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

BIPS PREFERRED STOCK	-	2,000,000

OTHER ASSETS	-	535,295

TOTAL ASSETS	$17,714,762	$17,930,531

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 5)	$3,938,524	$3,482,286
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 5)	147,337	170,519
Due to Shareholders (Note 4)	398,805	602,610
Accounts payable	894,202	1,131,497
Accrued liabilities	1,956,702	2,094,333
Dividend payable	461,246	261,246
Liabilities of discontinued operations
Accounts payable	-	725,443
Notes payable	336,344	1,172,207
Accrued expenses and other current liabilities	-	492,026
Total liabilities of discontinued operations	336,344	2,389,676

Total Current Liabilities	8,142,075	10,141,082

Long-Term Notes Payable (Note 6)	1,933,673	1,134,560

TOTAL LIABILITIES	10,075,748	11,275,642

COMMITMENTS & CONTINGENCIES (Note 7)	-	-

MINORITY INTEREST	(122,640)	(98,639)
MINORITY INTEREST OF DISCONTINUED OPERATIONS		-
TOTAL MINORITY INTEREST	(122,640)	(98,639)

STOCKHOLDERS' EQUITY (DEFICIENCY): (Note 6)
Stockholder's equity of discontinued operations
Additional paid in capital	979,367	910,000
Accumulated equity	(1,086,887)	5,249,766
Total stockholder's equity of discontinued operations	(107,520)	6,159,766

Cumulative Redeemable Preferred Stock, 5,500,000 shares authorized, and 647,893 shares issued and outstanding at May 31, 2008 and May 31, 2007	10,906,811	10,875,812

Common Stock, $0.01 par value, 65,000,000 shares authorized, and 24,753,726 shares issued and outstanding at May 31, 2008 and May 31, 2007	368,132	366,876

Additional Paid-In-Capital	42,265,826	40,177,545
Accumulated Deficit	(45,671,595)	(50,826,471)

Total stockholders' Equity	7,761,654	6,753,528

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$17,714,762	$17,930,531

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL YEAR ENDED
	MAY 31,
	2008	2007

NET REVENUES	$336,615	$313,946
COST OF REVENUES	249,738	424,281

GROSS PROFIT (LOSS)	86,877	(110,335)

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	2,374,618	3,012,078

RESEARCH AND DEVELOPMENT	25,000	93,750
DEPRECIATION & AMORTIZATION EXPENSE	2,178	329,968
IMPAIRMENT OF INVESTMENT IN BIPS	2,000,000	-

OPERATING LOSS	(4,314,919)	(3,546,131)

OTHER INCOME (Note 14)	(777,714)	(271,250)

INTEREST EXPENSE	766,516	407,567

PROFIT/(LOSS) BEFORE INCOME TAXES	(4,303,721)	(3,682,448)

INCOME TAXES	2,400	2,400

MINORITY INTEREST (Note 13)	(24,629)	(24,122)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(4,281,492)	$(3,660,726)

DISCONTINUED OPERATIONS
NET REVENUES		$2,780,586
FORGIVENESS OF DEBT		-
COST OF REVENUES		(2,250,226)
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	1,237,586	(1,087,318)
INTEREST EXPENSE	(56,211)	(329,031)
GAIN (LOSS) FROM DISPOSITION OF SUBSIDIARY'S ASSETS	(7,518,118)	1,481,468
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(6,336,743)	595,479

Extraordinary Gain on purchase of CPI assets	9,818,183

NET INCOME (LOSS)	$(800,052)	$(3,065,247)

Dividends & deemed dividends	$245,000	$210,830

Net income (loss) allocable to common shareholders	$(1,045,052)	$(3,276,077)

Earnings per share - Basic and Diluted:
Income from continuing operations	$(0.19)	$(0.17)
Discontinued operations	$(0.27)	$0.03
Extraordinary items	$0.42	$-
Net income (loss)	$(0.04)	$(0.14)

Basic and diluted weighted average shares of common stock outstanding	23,497,000	23,189,489

See notes to consolidated financial statements

Cash Technologies, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
Quarter ended May 31, 2007

							CTI w/o TAP
					CTI w/o TAP		Total				Total
					Additional	CTI w/o TAP	Stockholders'				Stockholders'
	Common Stock		Preferred Stock		Paid-in	Accumulated	Equity	APIC	DEFICIT	Total	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)	TAP	TAP	TAP	(Deficiency)
Balance for May 31, 2006	22,035,964	$346,445	647,443	$10,625,812	$39,172,424	$(42,300,630)	$7,844,050			-	7,844,050

Minority Interest	-	-	-	-	-	-	-	-	-	-	-

Common stock payments to consultants	-	-	-	-	-	-	-	-	-	-	-

Miscellaneous	-	-	-	-	(17,124)	427,603	410,479	-	-	-	410,479

Unit purchase - common stock	204,310	20,431	-	-	1,932,246	-	1,952,677	-	-	-	1,952,677

Unit purchase - preferred stock	-	-	250	250,000	-	-	250,000	-	-	-	250,000

Dividends accrued on preferred stock	-	-	-	-	-	(210,832)	(210,832)	-	-	-	(210,832)

Net income (loss)	-	-	-	-	-	(3,377,746)	(3,377,746)	-	-	-	(3,377,746)

reclass for TAP's portion					(910,000)	(5,249,766)	(6,159,766)	910,000	5,249,766	6,159,766	-

adjustment						(115,100)	(115,100)	-		-	(115,100)

Balance for May 31, 2007	22,240,274	$366,876	647,693	$10,875,812	$40,177,546	$(50,826,471)	$593,762	$910,000	$5,249,766	$6,159,766	$6,753,528

Minority Interest	-	-	-	-	-	(24,001)	(24,001)	-	-	-	(24,001)

Unit purchase - common stock	2,513,452	1,256	200	31,000	164,364	-	196,620	-	-	-	196,620

Unit purchase - preferred stock	-	-		-	(65,440)	-	(65,440)	-	-	-	(65,440)

Conversion of warrants to common stock	-	-	-	-	1,582,068	-	1,582,068	-	-	-	1,582,068

Write down of assets	-	-	-	-	660,780		660,780	-		-	660,780

Misc	-	-	-	-	(253,492)	(112,813)	(366,305)	69,367	90	69,457	(296,848)

Net income (loss)	-	-	-	-	-	5,291,691	5,291,691	-	(6,336,743)	(6,336,743)	(1,045,052)

Balance for May 31, 2008	24,753,726	$368,132	647,893	$10,906,812	$42,265,826	$(45,671,594)	$7,869,175	$979,367	$(1,086,887)	$(107,520)	$7,761,655

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL YEAR ENDED MAY 31
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(800,052)	$(3,065,247)
Adjustments to reconcile net loss to net cash used by
operating activities:
Bad Debt Expense-discontinued operations	7,518,118
Impairment of investment in BIPS	2,000,000
Extraordinary Gain	(9,818,183)
Minority interest	(24,001)	(24,122)
Gain on sale of asset	-
Amortization deemed interest expense	604,446
Amortization of capitalized software		326,531
Income on forgiveness of debt		(271,250)
Noncash compensation expense
Non-Cash payment for services		(72,407)
Depreciation expense	2,178	3,437
Other Assets	535,295
Gain on sale of asset	(79,580)
Impairment of CoinBank machines held for sale

Changes in operating assets and liabilities:
Accounts receivable	(98,768)	(15,627)
Inventory	(2,149,158)
Prepaid expenses and other current assets	(335,269)	(8,641)
Other receivable	45,095	(58,867)
Accrued interest	472,124
Accounts payable	(237,295)	523,552
Change in net assets of business held for sale	(850,896)	(967,643)
Accrued expenses and other current liabilities	(137,631)	854,605
Net cash used in operating activities	(3,353,577)	(2,775,679)

INVESTING ACTIVITIES:

Proceeds from sale of investment	825,000
Disposal of equipment	21,618

Net cash provided by (used in) investing activities	846,618	-

FINANCING ACTIVITIES:

Proceeds from conversion of warrants	-
Proceeds from the issuance of warrants	-
Net proceeds from issuance of preferred stock	31,000	250,000
Proceeds from Long-term debt	1,775,000	1,134,560
Proceeds from short term debt from equity holder	121,195	481,860
Repayments on short-term debt	(283,200)	-
Repayments on long-term debt
Proceeds from sale of common stock	165,620	1,935,553

Net cash provided by financing activities	1,809,615	3,801,973

CHANGE IN CASH AND CASH EQUIVALENTS	(697,344)	1,026,294

Cash and Cash Equivalents, Beginning of Period	1,107,649	81,355

Cash and Cash Equivalents, End of Period	$410,305	$1,107,649

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	2,400	2,400

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion from convertible debt to common stock		$120,876
Conversion of notes payable to common stock
Issuance of common stock for services performed		$210,000
Gain (Loss) on operations of discontinued operations
Dividends declared on preferred stock		$210,830
Dividends payd via common stock
Deemed dividend on warrants issued
Issuance of preferred stock
Repayment of debt to equity holders	325,000

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, ORGANIZATION AND BASIS OF PRESENTATION

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

(b)
Basis of Consolidation — The accompanying consolidated financial statements include the accounts of Cash Technologies, Inc. ( "CTI "), a Delaware corporation, and our wholly-owned subsidiaries, National Cash Processors, Inc. ( "NCP "), CashTechCard Systems, Inc., CT Holdings, LLC, Claim-Remedi Services, Inc., TAP Holdings, LLC., CoinBank Automated Systems ( "CAS ") and CPI Holdings, LLC, together the "Company." CoinBank Automation Handels GmbH, Salzburg, Austria ("CoinBank Europe" or "CBE") was treated as a division of CoinBank Automated Systems during this period and was consolidated into CoinBank Automated Systems. All significant inter-company transactions and accounts have been eliminated in consolidation. CTI was incorporated in August 1995. In January 1996, a few of our affiliates exchanged their stock in NCP as part of a combination of entities under common control. CAS was incorporated in November 1995 Cintelia in December 2001, CT Holdings, LLC in June 2002, Claim-Remedi in May 2004, Tap Holdings in November 2004 and CPI Holdings in February 2008. As of May 31, 2008 we own 86.35% of CT Holdings, LLC.

(c)
Business — The principal business activity of each entity is as follows: CTI is currently managing its subsidiary operations and providing EMMA and other software development resources to subsidiaries; Claim-Remedi Services, Inc. provides healthcare software and data processing;. CBE functions as a European sales office for us and CPI Holdings operates our auto parts manufacturing operation.  Other entities are inoperative.

On May 5, 2008 ,CPI Holdings, LLC (dba Champion Parts or the "Company") acquired certain assets of Champion Parts, Inc. The Company is engaged primarily in the remanufacture and sale of carburetors, throttle body injection systems and diesel injection pumps, for domestic and foreign automobiles and light trucks, to automotive warehouse distributors and retailers throughout the United States.

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

(d)	Fiscal Year—CPI's fiscal year ended May 31, 2008

(e)	Revenue Recognition—The Company recognizes sales when products are shipped. Net sales reflect reductions for cores returned for credit and other returns and allowances.

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

(s)
Employee Stock Options – Effective June 1, 2006 the Company adopted SFAS 123(R) “Share Based Payment” using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123(R). Under SFAS 123(R), stock-based awards granted prior to June 1, 2006 will be charged to expense over the remaining portion of their vesting period. These awards will be charged to expense under the straight-line method using the same fair value measurements which were used in calculating pro forma stock-based compensation expense under SFAS 123. For stock-based awards granted on or after June 1, 2006, the Company has determined stock-based compensation based on the fair value method specified in SFAS 123(R), and amortizes stock-based compensation expense on the straight-line basis over the requisite service period. For periods prior to June 1, 2006, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Previously under APB 25 to the extent awards were forfeited prior to vesting, the corresponding previously recognized expense was reversed in the period of forfeiture.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

A."Modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

B."Modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123(R) for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods during the year of adoption.

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

NOTE 2 - INVENTORIES

As of May 31, 2008 inventories consist of the following:

Finished Goods	$2,881,783
Work in Process	3,000
Cores	5,881,938
Component Parts	4,316,822
Inventories at Standard Cost	11,967,341
Provision for Obsolescence	1,113,202)
Net Carrying Value of Inventories	$11,967,341

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	2008	2007

Computer equipment	$145,483	$145,483
Office Equipment	2,061	2,061
Other equipment	35,620	32,134
Total Property and Equipment	$183,164	$179,678
Less Accumulated Depreciation	180,137	152,855
	$3,027	$26,823

NOTE 4 - NOTES PAYABLE

Loan	Balance 6/1/07	Additions 6/1/07 to 5/31/08	Adjustments 6/1/07 to 5/31/08		Balance 5/31/08
GE Capital Principal	$3,482,287	$—	$		$3,482,287
GE Capital Interest	200,758	347,388		(354,324)	193,822
BFI Business Finance	1,172,207	290,953		(1,248,207)	214,953

Totals	$5,803,494	$999,017		$(1,947,259)	$4,855,252

	2007	2006
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

In accordance with EITF 98-05, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustment Conversion Ratios Abstract”, the Company allocated the proceeds according to the value of the convertible note and the warrants based on their relative fair values.  Fair value of the warrants was determined using the Black-Scholes valuation model.  For the 6-month warrants,  risk-free interest rate used ranged from 1.64% to 1.74%, volatility rate ranged from 172% to  208%, and exercise price is $0.35.  For the 5-year warrants, risk-free interest rate used ranged from 2.99% to 4.86%, volatility rate ranged from 406% to 593%, and exercise price is $0.75 and $0.50.

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the issue costs, value of the beneficial conversion feature and value of the warrants amounting to $140,440, $856,744 and $650,323, respectively, have been recorded as a discount to convertible notes and are being amortized over the term of the notes using the straight-line method.  For the year ended May 31, 2008, amortization of the discount was $28,826, $33,848 and $23,643, respectively.  Unamortized debt discount as of May 31, 2008 are $111,614, $822,896 and $626,680, respectively

NOTE 6 - MAJOR CUSTOMERS AND SUPPLIERS

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

We have granted the following options/warrants to purchase common stock as of May 31, 2008.

	Number of Options/Warrants	Weighted Average Price $/Share
Options/Warrants outstanding - May 31, 2006	10,418,909		$2.01
Employee Stock Options
Granted	100,000		$0.95
Expired	—		—
Exercised	—		—
Stockholder Warrants
Granted	1,809,864		1.23
Expired	2,044,886		2.15
Exercised	—		—
Options
Options/Warrants outstanding - May 31, 2007	10,283,887		$1.54
Employee Stock Options
Granted	—	$
Expired	—		—
Exercised	—		—
Stockholder Warrants
Granted	4,770,000		0.45
Expired	4,897,349		1.31
Exercised	—		—
Options
Options/Warrants outstanding - May 31, 2008	10,156,538		$1.14

Outstanding Weighted Average			Exercisable Weighted Average
Total Shares 05/31/08	Life	Exercise Price	Total Shares 05/31/08	Exercise Price

300,000	2.50	$1.20	300,000	$1.20

480,000	2.50	$0.81	480,000	$0.81

30,000	2.25	$1.75	30,000	$1.75

205,000	2.50	$2.00	205,000	$2.00

253,809	2.50	$2.50	253,809	$2.50

428,574	2.00	$2.50	428,574	$2.50

117,118.75		$0.01	117,118	$0.01

331,000	2.00	$0.01	331,000	$0.01

1,350,000	1.75	$0.65	1,350,000	$0.65

357,856.50		$1.00	357,856	$1.00

25,000	1.25	$1.00	25,000	$1.00

25,000	1.50	$1.00	25,000	$1.00

7,813.50		$1.30	7,813	$1.30

20,000	1.25	$2.00	20,000	$2.00

215,000	1.50	$2.00	215,000	$2.00

787,675	1.75	$2.00	787,675	$2.00

185,000	2.00	$2.00	185,000	$2.00

22,763	1.00	$2.50	22,763	$2.50

10,000	1.25	$2.50	10,000	$2.50

191,830	1.00	$3.00	191,830	$3.00

13,100	1.25	$3.00	13,100	$3.00

30,000	1.50	$3.00	30,000	$3.00

3,180,000	5.00	0.50	3,180,000	5.00

1,590,000.50		0.35	1,590,000	0.35

NOTE 10 - SEGMENT REPORTING

We operate through two business segments: Claim-Remedi Services, Inc. and CPI Holdings, LLC (dba Champion Parts)

	Twelve Months Ended
	May 31,
Net revenues:	2008	2007

ClaimRemedi/CashTechCard	$158,628	$313,946
CPI	98,281	-
Unallocated	79,706
	336,615	313,946

Interest expense:
ClaimRemedi/CashTechCard	-	-
CPI	42,353	-
Unallocated	724,163	407,567
	766,516	407,567

Depreciation & Amortization:
ClaimRemedi/CashTechCard
CPI		-
Unallocated	2,178	329,968
	2,178	329,968

Segment Income (loss):
ClaimRemedi/CashTechCard	(2,986,209)	(1,405,705)
CPI	(105,562)	-
Unallocated	(1,189,721)	(2,255,021)
	$(4,281,492)	$(3,660,726)

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

Brian D. Walters, Esq., 35, has been Vice President and General Counsel since June 2007.  Mr. Walters was an attorney at the law firm of Gibson, Dunn & Crutcher, LLP, widely recognized as one of the top corporate and litigation firms in the country, where he was member of the Litigation, Healthcare, Emerging Technologies, Telecommunications and Appellate Groups during his tenure.  At GD&C Mr. Walters represented Fortune 500 companies and other businesses and individuals in complex litigation, regulatory and corporate compliance matters.  Previously Mr. Walters was member of the legal department of Computer Sciences Corporation.  Mr. Walters received his Juris Doctor from The UCLA School of Law.  He graduated magna cum laude with a Bachelor of Arts degree while earning his Masters in Public Administration from George Washington University.

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

* As of May 31, 2008 the Company owes Bruce Korman $290,874 in unpaid wages.

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

	Fiscal Year Ended May 31,
	2008	2007

Audit Fees	$132,000	$104,000

Audit-Related Fees		18,000

Tax Fees	7,000	7,000

All other fees	5,000	3,240

Total Fees Paid	$144,000	$132,240

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

Signature	Title	Date

/s/ BRUCE KORMAN	President, Chief Executive Officer	September 15, 2008
Bruce Korman	And Director (Principal Executive Officer)

/s/ EDMUND KING	Chief Financial Officer	September 15, 2008
Edmund King	(Principal Financial Officer)

/s/ RICHARD MILLER	Director	September 15, 2008
Richard Miller

/s/ ROBERT FAGENSON	Director	September 15, 2008
Robert Fagenson

/s/ KEVIN WALLS	Director	September 15, 2008
Kevin Walls