Form 10-Q
period 2008-08-31
CASH TECHNOLOGIES INC
filed 2008-10-20
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE  MONTH PERIODS ENDED AUGUST 31, 2008 AND AUGUST 31, 2007

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

On October 14, 2008, there were 24,753,726 shares of common stock, $ .01 par value per share, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

CASH TECHNOLOGIES, INC.
FORM 10-QSB

INDEX

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	AUGUST 31,	MAY 31,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$273,036	$410,305
Accounts receivable	410,446	128,622
Prepaid expenses and other current assets	511,973	529,896
Other receivable (net of allowance $50,000)	153,739	118,456
Inventory	11,918,299	11,967,341
Assets of discontinued operations
Cash	41	41
Accounts receivable	-	-
Prepaid expenses and other current assets	90,000	117,000
Inventory (net of allowance $121,000)	93,553	93,553
Property and equipment, net	-
Note receivable	-	-
Other assets	18,230	18,230
Total assets of discontinued operations	201,824	228,824

Total Current Assets	13,469,317	13,383,444

CoinBank machines held for sale	509,890	609,890

PROPERTY AND EQUIPMENT (net)	2,273	3,027

NOTES RECEIVABLE

CAPITALIZED SOFTWARE COSTS	-	-

HPS PREFERRED STOCK	218,401	218,401

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

BIPS PREFERRED STOCK	-	-

OTHER ASSETS	200,000	-

TOTAL ASSETS	$17,899,881	$17,714,762

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 5)	$3,938,524	$3,938,524
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 6)	110,012	147,337
Due to Shareholders (Note 4)	569,823	398,805
Accounts payable	1,738,324	894,202
Accrued liabilities	1,845,057	1,956,702
Dividend payable	511,662	461,246
Liabilities of discontinued operations
Accounts payable	-	-
Notes payable	336,344	336,344
Accrued expenses and other current liabilities	-	-
Total liabilities of discontinued operations	336,344	336,344

Total Current Liabilities	9,058,661	8,142,075

Long-Term Notes Payable (Note 6)	1,494,110	1,933,673

TOTAL LIABILITIES	10,552,771	10,075,748

COMMITMENTS & CONTINGENCIES (Note 2)	-	-

MINORITY INTEREST	(122,640)	(122,640)
MINORITY INTEREST OF DISCONTINUED OPERATIONS	-	-
TOTAL MINORITY INTEREST	(122,640)	(122,640)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stockholder's equity of discontinued operations
Additional paid in capital	979,367	979,367
Accumulated equity	(1,113,887)	(1,086,887)
Total stockholder's equity of discontinued operations	(134,520)	(107,520)

Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized, 649,045 shares issued and outstanding at Aug 31, 2008 and Aug 31, 2007	10,906,810	10,906,811

Common Stock, $0.01 par value, 65,000,000 shares authorized, 24,753,726 and 24,442,976 shares issued and outstanding at Aug 31, 2008 and Aug 31, 2007	368,132	368,132
	-
Additional Paid-In-Capital	43,771,626	42,265,826
Accumulated Deficit	(47,442,297)	(45,671,595)

Total stockholders' Equity	7,469,751	7,761,654

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$17,899,882	$17,714,762

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FISCAL QUARTER ENDED
	AUGUST 31,
	2008	2007

NET REVENUES	$290,089	$43,587
COST OF REVENUES	402,970	25,574

GROSS PROFIT (LOSS)	(112,881)	18,013

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	325,045	746,673
Impairment of Investment in BIPS		2,000,000

RESEARCH AND DEVELOPMENT		18,750
DEPRECIATION & AMORTIZATION EXPENSE	269,495	754

OPERATING LOSS	(707,421)	(2,748,164)

OTHER INCOME

INTEREST EXPENSE	125,204	73,421

PROFIT/(LOSS) BEFORE INCOME TAXES	(832,625)	(2,821,585)

INCOME TAXES

MINORITY INTEREST (Note 9)	(6,549)	(6,549)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(826,076)	$(2,815,036)

DISCONTINUED OPERATIONS
NET REVENUES
FORGIVENESS OF DEBT
COST OF REVENUES
SELLING, GENERAL & ADMINISTRATIVE EXPENSE		(130)
INTEREST EXPENSE		(22,299)
GAIN (LOSS) FROM DISPOSITION OF SUBSIDIARY'S ASSETS		(7,938,663)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(7,961,092)

Extraordinary Gain on purchase of CPI assets

NET INCOME (LOSS)	$(826,076)	$(10,776,128)

Dividends & deemed dividends		$50,000

Net income (loss) allocable to common shareholders	$(826,076)	$(10,826,128)

Basic and diluted net income (loss) per share before extraordinary income	$(0.03)	$(0.47)

Basic and diluted net income (loss) per share for extraordinary income

Basic and diluted weighted average shares of common stock outstanding	24,753,726	23,189,489

See notes to consolidated financial statements

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FISCAL QUARTER ENDED
	AUGUST 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(826,076)	$(10,776,128)
Adjustments to reconcile net loss to net cash used by operating activities:
Bad Debt Expense-discontinued operations		7,938,663
Impairment of investment in BIPS		2,000,000
Extraordinary Gain
Minority interest		(6,549)
Amortization deemed interest expense	231,230	3,475
Amortization of capitalized software		(754)
Income on forgiveness of debt
Noncash compensation expense
Non-Cash payment for services
Depreciation expense	754
Other Assets	(200,000)
Gain on sale of asset
Impairment of CoinBank machines held for sale

Changes in operating assets and liabilities:
Accounts receivable	(281,824)	(4,034)
Inventory	49,042
Coinbank Machinery Held for Sale	100,000
Prepaid expenses and other current assets	17,923
Other receivable	(35,283)	(18,000)
Accrued interest	(121,761)	6,134
Accounts payable	844,122	(590,604)
Change in net assets of business held for sale	27,000	22,429
Accrued expenses and other current liabilities	(111,645)	371,170
Net cash used in operating activities	(306,518)	(1,054,198)

INVESTING ACTIVITIES:

Proceeds from sale of investment
Purchase of inventory

Net cash provided by (used in) investing activities	-	-

FINANCING ACTIVITIES:

Proceeds from conversion of warrants	-
Proceeds from the issuance of warrants	-
Net proceeds from issuance of preferred stock
Proceeds from Long-term debt
Proceeds from short term debt		(130,000)
Repayments on short-term debt	169,250
Repayments on long-term debt
Proceeds from sale of common stock		90,312

Net cash provided by financing activities	169,250	(39,688)

CHANGE IN CASH AND CASH EQUIVALENTS	(137,268)	(1,093,886)

Cash and Cash Equivalents, Beginning of Period	410,305	1,107,649

Cash and Cash Equivalents, End of Period	$273,037	$13,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes		2,400

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Conversion from convertible debt to common stock
Conversion of notes payable to common stock
Issuance of common stock for services performed
Gain (Loss) on operations of discontinued operations
Dividends declared on preferred stock
Dividends payd via common stock
Deemed dividend on warrants issued
Issuance of preferred stock

CASH TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:  GENERAL

GOING CONCERN:

We have prepared the financial statements included in this Form 10-Q assuming that we will continue as a going concern. Although we have raised additional capital since our initial public offering in July 1998, we have never generated sufficient revenue-producing activities to sustain our operations. Accordingly, we must raise significant capital to fund current operations and to repay existing debt. Our auditors have included an explanatory paragraph in their report for the year ended May 31, 2008, indicating there is substantial doubt regarding our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of any uncertainty.

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of August 31, 2008 and the results of operation and cash flows for the three and nine-month periods ended August 31, 2008 and August 31, 2007. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2008, filed with the SEC. The results of operations for the nine-month period ended August 31, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue no. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities , (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  We do not expect the adoption of EITF 07-3 to have an impact on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which requires entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.    We have not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements, but the impact will be limited to any future acquisitions beginning in our 2010 fiscal year.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 , (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We have not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact, if any, that SFAS 161 will have on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have a material effect on our Consolidated Financial Statements because we have utilized the guidance within SAS 69.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. Our adoption of SFAS 163 will not have a material effect on our Consolidated Financial Statements

IMPAIRMENT OF BIPS

During the twelve months ended May 31, 2008, management concluded that due to adequate quarterly data no longer being available, that the resulting uncertainty requires us to take a 100% reserve on the BIPS investment. Although we believe that our investment in BIPS has the potential for returns previously indicated, we have concluded that we can no longer support the value of the investment under FSP 115-1.

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

NOTE 3: STOCKHOLDERS EQUITY

NONE

NOTE 4: RELATED PARTY TRANSACTIONS

As of May 31, 2008, we were in arrears of $353,374 for the salary to Mr. Korman, and owed $233,978 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

In addition, for the same period we were in arrears of $ 32,538 for the salary to Mr. King.

NOTE 5: NOTE PAYABLE

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires a payment of certain fees and interest following which GE has agreed to extend the loan on interest-only terms at a rate of 9.5% for 12 additional months at which time the entire unpaid balance shall be due and payable. We have no current plan or capability to repay G.E. its principal. A default of this obligation could result in the delisting and/or bankruptcy of the Company. As of August 31, 2008, we owed G.E. Capital $3,938,924, which includes the principal, financing fees and unpaid interest.

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

As of August 31, 2008, we still owed $120,750 in principal and interest to the remaining noteholders. There can be no assurance that we will be able to pay the remaining noteholders when the notes are due and that the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

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

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the issue costs, value of the beneficial conversion feature and value of the warrants amounting to $140,440, $856,744 and $650,323, respectively, have been recorded as a discount to convertible notes and are being amortized over the term of the notes using the straight-line method.  For the year ended May 31, 2008, amortization of the discount was $28,826, $33,848 and $23,643, respectively.  Unamortized debt discount as of August 31, 2008 are $111,614, $822,896 and $626,680, respectively

NOTE 7: STOCK BASED COMPENSATION

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

For the three month period ended August 31, 2008, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2002-2007, expected life of the option is 5 years, expected volatility of ____%, risk free interest rate of ____% and a 0% dividend yield. No option grants occurred during the period.

NOTE 8: SEGMENT REPORTING

We operate through two principal business segments: CPI Holdings, LLC and Claim-Remedi Services, Inc.

Information on our business segments for the:

	Three months ended
	August 31,
Net revenues:	2008	2007

ClaimRemedi/CashTechCard	39,089	43,587
CPI Holdings	251,000	-
Unallocated	-	-
	290,089	43,587

Interest expense:
ClaimRemedi/CashTechCard	-	-
CPI Holdings	39,000	-
Unallocated	47,204	73,421
	86,204	73,421

Depreciation & Amortization:
ClaimRemedi/CashTechCard	-	-
CPI Holdings	-	-
Unallocated	155,676	754
	155,676	754

Segment Income (loss):
ClaimRemedi/CashTechCard	29,737	(251,656)
CPI Holdings	(349,000)	-
Unallocated	(353,994)	(2,815,036)
	(673,257)	(2,815,036)

On May 5, 2008 CPI Holdings, LLC (dba Champion Parts) acquired assets of Champion Parts, Inc. for $2.97 million.

NOTE 9: MINORITY INTEREST

For the three  month periods ended August 31, 2008 and August 31, 2007, we allocated $6,549 and $6,549 of losses in CT Holdings to minority interest.

NOTE 10: NOTE RECEIVABLE

On October 31, 2007, the Company's TAP Holdings, LLC (dba Tomco Auto Products) subsidiary sold most of its assets to competitor Champion Parts, Inc. TAP received $1.3 million in cash and a secured promissory note for $9.5 million subject to certain offsets to be paid over a maximum of 11 years, however, Champion defaulted on the note when it filed for Chapter 11 bankruptcy protection on October 10, 2007. Champion's bankruptcy and default of the $9.5 million secured note owed by Champion to TAP Holdings required us to write-off the adjusted $7.9 million remaining note balance.

On May 5, 2008 the Company’s CPI Holdings, LLC (dba Champion Parts) subsidiary acquired most of the assets of Champion Parts, Inc. from its lender, PNC Bank, following a court-ordered foreclosure, for $2.97 million.  To fund the acquisition and working capital, Cash Tech raised approximately $3.4 million in debt and convertible debt.

The acquired assets consist of finished goods, raw materials, component parts, all manufacturing and office equipment, furniture, computers, intangible assets such as the company name, IP, software, records, etc.

NOTE 11: SUBSEQUENT EVENTS

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

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, Cash Tech Card Systems, Inc., a Delaware corporation, CT Holdings, LLC.,a Delaware limited liability company of which we own 86.65%, CPI Holdings, LLC dba Champion Parts, an Arkansas limited liability company, Claim-Remedi Service, Inc. (formerly Heuristic Technologies, Inc.), a Delaware company and TAP Holdings, LLC (formerly dba Tomco Auto Products), a California limited liability company. Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2007, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Amortization of the capitalized software commenced on January 1, 2002. As of May 31, 2007, capitalized software costs had been fully amortized . Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed including $25,000 for the fiscal year ended May 31, 2008 and $93,750 for the fiscal year ended May 31, 2007 .

Much of our SG&A costs are fixed in nature, therefore, as revenues increase, our SG&A does not increase proportionately.

We record as revenue licensing and software fees as well as coin counting machine sales in accordance with generally accepted accounting principles.

We are currently engaged principally in the  auto products business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2008 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2007.

Net revenues for the three-month period ended August 31, 2008 increased to $290,089 compared to $43,587 for the same 2007 period. The increase in net revenue is attributable primarily to the acquisition of the Champion assets and the corresponding start of operations of CPI Holdings off set by a decrease in data processing by our Claim-Remedi Services, Inc. subsidiary.
Cost of revenues for the three-month period ended August 31, 2008 was $402,970 compared to $25,574 for the same 2007 period. The increase in cost of revenues is directly related to the increase in sales from the start of our CPI Holdings subsidiary.

Gross loss for the three months ended August 31, 2008 was $(112,881) compared to a Gross profit of $18,013 for the same period a year ago.

Se lling, General and Administrative expenses for the three months ended August 31, 2008, decreased to $325,045 compared to $746,673 for the same three months ended August 31, 2007. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Research and development expenses for the three months ended August 31, 2008 were $0 and for 2007 , were $18,750.

Depreciation and amortization expenses for the three months ended August 31, 2008, and August 31, 2007, were $155,676 and $754, respectively. The increase is due to the amortization of deemed interest expense.

Interest expense for the three months ended August 31, 2008 and August 31, 2007, was $86,204 and $73,421.

Minority Interest for the three months ended August 31, 2008 and August 31, 2007, is $6,549 and $6,549, respectively.

As a result of the foregoing, net income (losses) for the three months ended August 31, 2008 and August 31, 2007, are $(673,257) and $(2,815,036), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At August 31, 2008, we had a working capital  of $4,599,658 compared to working capital of $5,241,369 at May 31, 2008. At August 31, 2008, we had a cash balance of approximately $161,381. We are in immediate need of working capital to continue our business and operations. To date, we have been funding our operations primarily through the issuance of equity in private placement transactions with existing stockholders or affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Net cash used in operating activities was $(568,175) for the three-months ended August 31, 2008 compared to $(1,054,198) for the three-months ended August 31, 2007.

Net cash provided by (used in) financing activities for the three-months ended August 31, 2008, was $319,251 as compared to $(39,688) for the three-months ended August 31, 2007. The increase was attributable to the net result of various fund raising activities.

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires a payment of certain fees and interest following which GE has agreed to extend the loan on interest-only terms at a rate of 9.5% for 12 additional months at which time the entire unpaid balance shall be due and payable. We have no current plan or capability to repay G.E. its principal. A default of this obligation could result in the delisting and/or bankruptcy of the Company. As of August 31, 2008, we owed G.E. Capital $3,938,924, which includes the principal, financing fees and unpaid interest.

In May 2003 we completed a private placement offering with one of our stockholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 100,000 shares of common stock. The note is convertible into our common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $1.00 per share. We also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note was due and payable on May 2, 2008 and remains upaid. A deemed dividend expense of $25,331 was recognized in conjunction with the warrants offered in this placement.

In May 2003 we completed a private placement offering with one of our stockholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $20,750, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 30,000 shares of common stock. The note is convertible into our common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $0.65 per share. We also reduced the exercise price of 45,000 Series B warrants owned by the stockholder from $4.50 to $0.65 per share which were converted immediately for gross proceeds to us of $29,250. The note was due and payable on May 8, 2008 and remains upaid. A deemed dividend expense of $25,901 was recognized in conjunction with the warrants offered in this placement.

In November 2004, TAP Holdings, LLC established a line of credit with BFI Business Finance. The maximum amount available under the line of credit is $2,000,000, limited to 60% of eligible accounts receivable plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (10% at May 31, 2005). The line of credit is collateralized by a security interest in TAP's accounts receivable, inventories, property and equipment and certain other assets as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). TAP must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement. As of August 31, 2008, there was $205,703 outstanding including interest.

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

Prior to the fiscal year ended May 31, 2008 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2007 and 2008, net income (losses) of ($3,065,247) and $(800,052) respectively. Net income for the fiscal year ended May 31, 2006, was derived principally from our purchase of the Tomco assets. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2007 and 2008, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the three-month period ended August 31, 2008 we have incurred additional (losses) of $(673,257).

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of August 31, 2008 we had outstanding current liabilities of $8,758,004, consisting of obligations and accruals for loans, dividends and notes payable, trade payables, taxes, unpaid salaries and other items of which approximately $1,820,000 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider ceasing operations and/or filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of August 31, 2008, Cash Tech had working capital of $4,599,658 and available cash of $161,381. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of August 31, 2008, we also owe $$3,938,924  to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which requires certain fees and interest to be paid on May 1, 2008 and shall expire on April 1, 2009 at which time all sums owing to GE are due and payable.  A default of this obligation or failure to negotiate a renewal could result in the delisting and/or bankruptcy of the Company.

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

As of August 31, 2008, we were indebted to G.E. in the amount of approximately $3,938,524 including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's former chairman (who is not an employee of Cash Technologies). As of August 31, 2008 we owed BFI approximately $205,703 including interest. The outstanding balance owed to BFI is expected to be paid from the sale of certain assets of TAP and refunded insurance deposits.

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

As of August 31, 2008, CPI had a carrying value of $11,967,341 for its inventory.  In May 2008, at the time CPI's assets were purchased, an obsolescence reserve of $1,113,200 was established to cover potential inventory impairment.  In future periods, additional reserves may be taken based on CPI’s inventory, which could result in a substantial expense and negatively impact CPI’s financial results.

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

Risks Related to TAP Holdings, LLC

TAP’s revenues have ceased

On October 31, 2007, the Company's TAP Holdings, LLC (dba Tomco Auto Products) subsidiary sold most of its assets to competitor Champion Parts, Inc. TAP received $1.3 million in cash and a secured promissory note for $9.5 million subject to certain offsets to be paid over a maximum of 11 years, however, Champion defaulted on the note when it filed for Chapter 11 bankruptcy protection on October 10, 2007. Champion's bankruptcy and default of the $9.5 million secured note owed by Champion to TAP Holdings required us to write-off the adjusted $7.9 million remaining note balance.

On May 5, 2008 the Company’s CPI Holdings, LLC (dba Champion Parts) subsidiary acquired most of the assets of Champion Parts, Inc. from its lender, PNC Bank, following a court-ordered foreclosure, for $2.97 million.  To fund the acquisition and working capital, Cash Tech raised approximately $3.4 million in debt and convertible debt.

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

Claim-Remedi and its affiliates have custody of, or come into contact with, various types of personal information about consumers, their medical records and financial transactions. The company has taken steps to safeguard such information and requires that its suppliers safeguard such information, however, in the event such safeguards fail to prevent the loss or misuse of personal information, the company might be liable for any damages caused thereby.

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

Risks Related to Our CoinBank Machines

Impairment Charge

We are currently holding for sale approximately 190 CoinBank machines which were manufactured when the Company was actively engaged in the sale of such equipment. The machines have a carrying value of approximately $509,890 at August 31, 2008 and $609,890 at August 31, 2007. We have taken an impairment charge of $100,000 in the quarter ended August 31, 2008 for the carrying value of our CoinBank machines. The impairment was taken due to low inventory turnover for the coin machines. In October, 2008 we sold 10 CoinBank machines for $69,500.  In future periods, while we intend to liquidate the remaining machines, additional impairment may be taken. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. We have identified parties interested in acquiring the remaining units, although there is no assurance that such sales will be consummated and we may not fully recover the carrying value of our CoinBank machines held for sale.

We may not successfully compete with our competitors.

The automotive and healthcare industries are fully developed markets served by large companies who are better able to finance, develop and market products than is the Company. We have attempted to differentiate our products from those of our competitors but competitive products aimed at our target markets could obviate the need for our products or severely limit our market penetration.

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

Risks Related to our listing on the American Stock Exchange

In November 2007, as a result failing to meet the minimum continued listing standards of the AMEX, including the reduction in our stockholders equity below $6,000,000, which was caused by various factors including the write-off of the Champion note (see Note Receivables), we were notified by AMEX that we were subject to delisting in accordance with AMEX rules. We submitted, and Amex approved, our plan to regain compliance with the listing standards and have since reported that we believe we are now in compliance with such listing standards, including the re-establishment of stockholders equity in excess of the $6,000,000 threshold, however AMEX is evaluating our compliance report and has not yet provided its approval.  If for any reason AMEX deems that we are not in compliance with the continued listing standards it is likely that AMEX will move to delist our stock.

ITEM 4. CONTROLS AND PROCEDURES

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

i.
Multiple acts of fraud, including material misrepresentations and/or omissions in connection with TAP’s sale of assets to Champion in October 1996 and the fraudulent inducement of an assignment of an employment contract from Mr. Schoenfeld to Del Rey Ventures;

ii.	Breach of fiduciary duty, including the defendants’ concealment of unanticipated returns before the 1996 TAP sale of assets to Champion resulting in a shortfall at closing;
iii.	Corporate waste, including Mr. Schoenfeld’s misreporting of TAP’s inventory between June 2006 and October 2006;
iv.
Conversion and the taking of corporate opportunity in the secret and unauthorized sale of approximately 11,000 finished goods from TAP’s inventory for Mr. Schoenfeld’s personal gain to the detriment of TAP and its shareholders; and

v.	Breach of contract for the defendants’ failure to provide the services required under the assigned employment contract.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULT UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During this three-month period ended August 31, 2008, there have not been any matters submitted for a vote from the security holders.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Report on Form 8-K filed on March 15, 2007 under Item 7.01.
Report on Form 8-K filed on June 6, 2007 under Item 1.01 and 3.02.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-QSB for the fiscal quarter ended August 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized the 20th day of October 2008.

CASH TECHNOLOGIES, INC.

By: /S/ Bruce Korman
Bruce Korman
President and Chief Executive Officer

By: /S/ Edmund King
Edmund King
Chief Financial Officer