Form 10-Q
period 2008-11-30
CASH TECHNOLOGIES INC
filed 2009-01-20
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE MONTH PERIODS ENDED NOVEMBER 30, 2008 AND NOVEMBER 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-15783
_____________

CASH TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	95-4558331
(State or other jurisdiction of incorporation organization)	(IRS Employer Identification No.)

1434 W. 11 TH STREET, LOS ANGELES, CA	90015
(Address of principal executive offices)	(Zip Code)

(213) 745-2000
(Registrant's telephone number, including area code)

_____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐
_____________

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

On January 20, 2009, there were 24,753,726 shares of common stock, $ .01 par value per share, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

CASH TECHNOLOGIES, INC.
FORM 10-Q

INDEX

Index

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	NOVEMBER 30,	MAY 31,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177,492	$410,305
Accounts receivable	406,395	128,622
Prepaid expenses and other current assets	524,834	529,896
Other receivable (net of allowance $50,000)	176,197	118,456
Inventory	13,234,311	11,967,341
Assets of discontinued operations
Cash	41	41
Prepaid expenses and other current assets	90,000	117,000
Inventory (net of allowance $121,000)	93,553	93,553
Other assets	18,230	18,230
Total assets of discontinued operations	201,824	228,824

Total Current Assets	14,721,053	13,383,444

CoinBank machines held for sale	464,890	609,890

PROPERTY AND EQUIPMENT (net)	1,519	3,027

HPS PREFERRED STOCK	218,401	218,401

CLAIMREMEDI PREFERRED STOCK	3,500,000	3,500,000

OTHER ASSETS	228,743	-

TOTAL ASSETS	$19,134,606	$17,714,762

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 5)	$3,938,524	$3,938,524
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 6)	110,012	147,337
Due to Shareholders (Note 4)	569,823	398,805
Accounts payable	844,311	894,202
Accrued liabilities	3,421,685	1,956,702
Dividend payable	562,077	461,246
Liabilities of discontinued operations
Notes payable	336,344	336,344
Total liabilities of discontinued operations	336,344	336,344

Total Current Liabilities	9,791,691	8,142,075

Long-Term Notes Payable (Note 6)	3,152,180	1,933,673

TOTAL LIABILITIES	12,943,871	10,075,748

MINORITY INTEREST	(129,189)	(122,640)
TOTAL MINORITY INTEREST	(129,189)	(122,640)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stockholder's equity of discontinued operations
Additional paid in capital	979,367	979,367
Accumulated equity	(1,113,887)	(1,086,887)
Total stockholder's equity of discontinued operations	(134,520)	(107,520)

Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized, 649,045 shares issued and outstanding at Aug 31, 2008 and Aug 31, 2007	11,031,811	10,906,811

Common Stock, $0.01 par value, 65,000,000 shares authorized, 24,753,726 and 24,442,976 shares issued and outstanding at Aug 31, 2008 and Aug 31, 2007	368,132	368,132

Additional Paid-In-Capital	42,255,361	42,265,826
Accumulated Deficit	(47,200,859)	(45,671,595)

Total stockholders' Equity	6,319,925	7,761,654

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$19,134,606	$17,714,762

See notes to consolidated financial statements

Index

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTH PERIOD ENDED		THREE SIX PERIOD ENDED
	NOVEMBER 30,		NOVEMBER 30,
	2008	2007	2008	2007
			(Unaudited)

NET REVENUES	$453,840	$35,348	$675,429	$78,935
COST OF REVENUES	355,448	22,669	758,418	48,243

GROSS PROFIT (LOSS)	98,392	12,679	(82,989)	30,692

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	572,605	753,919	1,035,552	1,500,703
Impairment of Investment in BIPS	-	-	-	2,000,000
GAIN ON SALE OF HPS/CDHC STOCK	-	(79,580)	-	(79,580)
GOODWILL CHARGEOFF	200,000		200,000
GAIN ON INVENTORY	-		-
RESEARCH AND DEVELOPMENT	-	18,750	-	37,500
DEPRECIATION & AMORTIZATION EXPENSE	120,650	406	390,145	1,160

OPERATING LOSS	(794,863)	(680,816)	(1,708,686)	(3,429,091)

OTHER INCOME

INTEREST EXPENSE	44,757	179,331	169,961	252,752

PROFIT/(LOSS) BEFORE INCOME TAXES	(839,620)	(860,147)	(1,878,647)	(3,681,843)

INCOME TAXES		-		-

MINORITY INTEREST (Note 9)	-	(6,291)	(6,549)	(12,840)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(839,620)	$(853,856)	$(1,872,098)	$(3,669,003)

DISCONTINUED OPERATIONS
NET REVENUES	$-	$-	$-
FORGIVENESS OF DEBT	-	-	-
COST OF REVENUES	-	-	-
SELLING, GENERAL & ADMINISTRATIVE EXPENSE	-	(18,579)	-	293,791
INTEREST EXPENSE	-	(13,403)	-	(35,702)
GAIN (LOSS) FROM DISPOSITION OF SUBSIDIARY'S ASSETS	-	-	-	-
WIRTE OFF OF LONG OUTSTANDING
ESTIMATED LIIABILITIES	-	312,500	-	-
GAIN/(LOSS) FROM WRITE OFF OF LONG TERM NOTE	-	420,545	-	(7,518,118)
Extraordinary Gain on purchase of CPI assets	-	-	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	701,063	-	(7,260,029)

NET INCOME (LOSS)	$(839,620)	$(152,793)	$(1,872,098)	$(10,929,032)

Dividends & deemed dividends	$50,000	$50,000	$100,831	$100,000

Net income (loss) allocable to common shareholders	$(889,620)	$(202,793)	$(1,972,929)	$(11,029,032)

Basic and diluted net income (loss) per share before discontinued operations	$(0.04)	$(0.01)	$(0.08)	$(0.32)

Basic and diluted net income (loss) per share for discontinued operations	$-	$-	$-	$(0.32)

Basic and diluted weighted average shares of common stock outstanding	24,753,726	34,671,863	24,753,726	34,671,863

See notes to consolidated financial statements

Index

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	PERIOD ENDED
	NOVEMBER 30,
	2008	2007
	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(443,146)	$(10,929,032)
Adjustments to reconcile net loss to net cash used by operating activities:
Bad Debt Expense-discontinued operations	-	7,938,663
Impairment of investment in BIPS	-	2,000,000
Gain on sale of investment	-	(79,580)
Minority interest	(6,549)	(12,840)
Amortization deemed interest expense	211,984	10,907
Depreciation expense	1,508	1,160
Other Assets	$(228,743)	-

Changes in operating assets and liabilities:
Accounts receivable	$(277,773)	(10,323)
Inventory	$(1,267,330)	-
Coinbank Machinery Held for Sale	145,000	-
Prepaid expenses and other current assets	5,062	(21,000)
Other receivable	(57,741)	(10,427)
Accrued interest	(47,931)	47,068
Accounts payable	(49,891)	(564,058)
Change in net assets of business held for sale	27,000	(678,634)
Accrued expenses and other current liabilities	2,086,599	713,615
Net cash provided by (used in) operating activities	98,049	(1,594,481)

INVESTING ACTIVITIES:

Proceeds from sale of investment	-	500,000
Purchase of property and equipment	-	(3,486)

Net cash provided by (used in) investing activities	-	496,514

FINANCING ACTIVITIES:

Net proceeds from issuance of preferred stock	125,000	-
Proceeds from Long-term debt	-	260,000
Proceeds from short term debt	-	(78,100)
Repayments on short-term debt	(400,573)	-
Repayments on long-term debt	(55,289)	-
Proceeds from sale of common stock	-	86,310

Net cash provided by (used in) financing activities	(330,862)	268,210

CHANGE IN CASH AND CASH EQUIVALENTS	(232,813)	(829,757)

Cash and Cash Equivalents, Beginning of Period	410,305	1,107,649

Cash and Cash Equivalents, End of Period	$177,492	$277,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	2,400	-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Gain (Loss) on operations of discontinued operations	$-	$(7,492,949)
Dividends declared on preferred stock	$100,831	$100,000

See notes to consolidated financial statements

Index

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

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of November 30, 2008 and the results of operation and cash flows for the three and six-month periods ended November 30, 2008 and November 30, 2007. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2008, filed with the SEC. The results of operations for the three and six-month periods ended November 30, 2008, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

The research and development of new software products and enhancements to existing software products were expensed as incurred (and recorded in the consolidated statement of operation) until technological feasibility has been established. Technological feasibility is established upon completion of a detailed program design or working model. Amortization of the capitalized software commenced on January 1, 2002. As of May 31, 2008, capitalized software costs had been fully amortized. Technological feasibility was achieved in September of 1999 and commencing October 1, 1999 all expenses related to EMMA software development had been capitalized. As of December 31, 2001, we had capitalized $2,771,536 in development and related costs. The EMMA product was available for release to the public in January 2002 thus all development costs since have been expensed.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We evaluated the impact of the adoption and determined that it does not have any impact on our current financial condition or results of operations.

Index

In February 2007, the Financial Accounting Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We evaluated the impact of the adoption and determined that it does not have any impact on our current financial condition or results of operations.

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue no. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities , (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007.  EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized.  Such amounts will be recognized as an expense as the goods are delivered or the related services are performed.  We evaluated the impact of the adoption and determined that it does not have any impact on our current financial condition or results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 , (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We have not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

Index

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

NOTE 3: STOCKHOLDERS EQUITY

During the Quarter ended November 30, 2008 th Company raised $125,000 through the sale of the Company’s Preferred Stock.

NOTE 4: RELATED PARTY TRANSACTIONS

As of November 30, 2008, we were in arrears of approximately $473,000 for the salary to Mr. Korman, and owed $278,000 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

In addition, for the same period we were in arrears of approximately $32,000 for the salary to Mr. King.

NOTE 5: NOTE PAYABLE

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires interest-only payments at a rate of 11% until February 1, 2010 at which time the entire unpaid balance shall be due and payable. We have no current plan or capability to repay G.E. its principal. A default of this obligation could result in the delisting and/or bankruptcy of the Company. As of November 30, 2008, we owed G.E. Capital approximately $4 million, which includes the principal, financing fees and unpaid interest.

NOTE 6: CONVERTIBLE DEBT

In May 2003 we completed a private placement offering with a stockholder consisting of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable Warrants to purchase 100,000 shares of common stock. The note is convertible into common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at $1.00 per share. At that time we also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note was due and payable on May 2, 2008. This note was converted on September 11, 2006 and was reclassified into equity.

Index

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

In May 2003 we completed a private placement offering with one of our stockholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 100,000 shares of common stock. The note is convertible into our common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $1.00 per share. We also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note is due and payable on May 2, 2008 and remains unpaid. A deemed dividend expense of $25,331 was recognized in conjunction with the warrants offered in this placement.

In May 2003 we completed a private placement offering with one of our stockholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $20,750, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 30,000 shares of common stock. The note is convertible into our common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $0.65 per share. We also reduced the exercise price of 45,000 Series B warrants owned by the stockholder from $4.50 to $0.65 per share which were converted immediately for gross proceeds to us of $29,250. The note was due and payable on May 8, 2008 and remains unpaid. A deemed dividend expense of $25,901 was recognized in conjunction with the warrants offered in this placement.

As of November 30, 2008, we still owed $120,750 in principal and interest to the remaining noteholders. There can be no assurance that we will be able to pay the remaining noteholders when the notes are due and that the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

In May 2008 we completed a private placement offering with 5 investors consisting of (i) convertible debentures totaling $1,590,000, convertible into common stock at $0.25 per share, with interest at 12% per annum payable quarterly, secured by the assets of CPI Holdings; and (ii) 5-year warrants to purchase 3.18 million shares of common stock, exercisable at $0.50 per share; and (iii) warrants expiring on November 7, 2008 to purchase 1.59 million shares of common stock exercisable at $.35 per share.

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

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the issue costs, value of the beneficial conversion feature and value of the warrants amounting to $150,440, $1,134,538 and $908,345, respectively, have been recorded as a discount to convertible notes and are being amortized over the term of the notes using the straight-line method.  For the three months ended November 30, 2008, amortization of the discount was $7,072, $82,203 and $30,621, respectively.  For the six months ended November 30, 2008, amortization of the discount was $14,067, $229,650 and $144,920, respectively.  Unamortized debt discount as of November 30, 2008 are $114,542, $878,734 and $732,622, respectively

Index

NOTE 7: STOCK BASED COMPENSATION

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

For the six month period ended November 30, 2008, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2003-2008, expected life of the option is 5 years, expected volatility of 134.46%, risk free interest rate of 3.76% and a 0% dividend yield. No option grants occurred during the period.

NOTE 8: SEGMENT REPORTING

We operate through t principal business segments: CPI Holdings, LLC and Veredi, Inc. (formerly Claim-Remedi Services, Inc.)

Information on our business segments for the:

	Three months ended		Six months ended
	November 30,		November 30,
Net revenues:	2008	2007	2008	2007
ClaimRemedi/CashTechCard,Coin Machines	79,748	35,348	118,837	78,935
CPI Holdings	374,092	-	556,592	-
Unallocated	-	-	-	-
	453,840	35,348	675,929	78,935

Interest expense:
ClaimRemedi/CashTechCard,Coin Machines	-	-	-	-
CPI Holdings	36,554	-	75,554	-
Unallocated	8,203	179,331	94,407	252,752
	44,757	179,331	169,961	252,752

Depreciation & Amortization:
ClaimRemedi/CashTechCard,Coin Machines	120,650	-	390,145	-
CPI Holdings	-	-	-	-
Unallocated	-	406	-	1,160
	120,650	406	390,145	1,160

Segment Income (loss):
ClaimRemedi/CashTechCard,Coin Machines	-	(853,856)	-	(3,669,003)
CPI Holdings	(276,647)	-	(625,647)	-
Unallocated	(562,973)	-	(1,253,000)	-
	(839,620)	(853,856)	(1,878,647)	(3,669,003)

Index

On May 5, 2008 CPI Holdings, LLC (dba Champion Parts) acquired assets of Champion Parts, Inc. for $2.97 million.

NOTE 9: MINORITY INTEREST

For the three month periods ended November 30, 2008 and November 30, 2007, we allocated $0 and $6,291 of losses in CT Holdings to minority interest.  For the six month periods ended November 30, 2008 and 2007, we allocated $6,549 and $12,840 of losses in CT Holdings to minority interest.

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

Index

The acquired assets consist of finished goods, raw materials, component parts, all manufacturing and office equipment, furniture, computers, intangible assets such as the company name, IP, software, records, etc.

NOTE 11: SUBSEQUENT EVENTS

On December 23, 2008 Cash Tech’s CPI Holdings LLC subsidiary acquired certain turbocharger technology assets of Turbomotive, Inc. and Robert McKeirnan, its founder for $1.75 million.  The purchase price was in the form of preferred stock with a face value of $1.65 million (subject to certain adjustments), with a conversion price equal to the market price of Cash Tech's common stock with a floor of $0.75 per share and a ceiling of $1.50 per share, and cash payments totaling $100,000 of which $40,000 was paid at closing.  The assets acquired consist of patents, purchase orders, manufacturing processes, other intellectual property and tooling.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT

In addition to historical information, the information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the ''Securities Act''), and Section 21E of the Securities Exchange Act of 1934, as amended (the ''Exchange Act''), such as those pertaining to the Company's capital resources, performance and results of operations. Forward-looking statements involve numerous risks and uncertainties and should not be relied upon as predictions of future events. Certain such forward-looking statements can be identified by the use of forward-looking terminology such as ''believes,'' ''expects,'' ''may,'' ''will,'' ''should,'' ''seeks,'' ''approximately”, ''intends,'' ''plans,'' ''pro forma,'' ''estimates,'' or ''anticipates'' or the negative thereof or other variations thereof or comparable terminology, or by discussions of strategy, plans or intentions. Such forward-looking statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: significant and immediate need for capital, lack of revenue, market acceptance of the Company's products, technological restrictions upon development, limited marketing experience, uncertainty of product development, including our EMMA technology, dependence upon new technology, need for qualified management personnel and competition. The success of the Company also depends upon economic trends generally, governmental regulation, legislation, and population changes. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only. The Company assumes no obligation to update forward-looking statements.

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized operating in Salzburg, Austria, Cash Tech Card Systems, Inc., a Delaware corporation, CT Holdings, LLC., a Delaware limited liability company of which we own 86.65%, CPI Holdings, LLC dba Champion Parts, an Arkansas limited liability company, Veredi, Inc. (formerly Claim-Remedi Services, Inc., a Delaware company and TAP Holdings, LLC (formerly dba Tomco Auto Products), a California limited liability company. Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

Our independent certified public accountant included an explanatory paragraph in its report for the year ended May 31, 2008, which indicated a substantial doubt as to the ability of us to continue as a going concern. This concern is primarily due to substantial debt service requirements and working capital needs. See independent certified public accountant's letter.

Index

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2007.

Net revenues for the three-month period ended November 30, 2008 increased to $453,840 compared to $35,348 for the same 2007 period. The increase in net revenue is attributable primarily to the acquisition of the Champion assets and the corresponding start of operations of CPI Holdings.

Cost of revenues for the three-month period ended November 30, 2008 was $355,448 compared to $22,669 for the same 2007 period. The increase in cost of revenues is directly related to the increase in sales from the start of our CPI Holdings subsidiary.

Gross profit (loss) for the three months ended November 30, 2008 was $98,392 compared to a Gross profit of $12,679 for the same period a year ago.

Selling, General and Administrative expenses for the three months ended November 30, 2008, decreased to $572,605 compared to $753,919 for the same three months ended November 30, 2007. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Research and development expenses for the three months ended November 30, 2008 were $0 and for 2007, were $18,750.

Depreciation and amortization expenses for the three months ended November 30, 2008, and November 30, 2007, were $120,650 and $406, respectively.

Interest expense for the three months ended November 30, 2008 and November 30, 2007, was $44,757 and $179,331.

Minority Interest for the three months ended November 30, 2008 and November 30, 2007, was $0 and $(6,291), respectively.

As a result of the foregoing, net income (losses) for the three months ended November 30, 2008 and November 30, 2007, were $(839,620) and $(853,856), respectively.

Index

SIX MONTHS ENDED NOVEMBER 30, 2008 COMPARED TO THE SIX MONTHS ENDED NOVEMBER 30, 2007.

Net revenues for the six-month period ended November 30, 2008 increased to $675,429 compared to $78,935 for the same 2007 period. The increase in net revenue is attributable primarily to the acquisition of the Champion assets and the corresponding start of operations of CPI Holdings.

Cost of revenues for the six-month period ended November 30, 2008 was $758,418 compared to $48,243 for the same 2007 period. The increase in cost of revenues is directly related to the increase in sales from the start of our CPI Holdings subsidiary.

Gross profit (loss) for the six months ended November 30, 2008 was $(82,989) compared to a Gross profit of $30,692 for the same period a year ago.

Selling, General and Administrative expenses for the six months ended November 30, 2008, decreased to $1,035,552 compared to $1,500,703 for the same six months ended November 30, 2007. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Research and development expenses for the six months ended November 30, 2008 were $0 and for 2007, were $37,500.

Depreciation and amortization expenses for the six months ended November 30, 2008, and November 30, 2007, were $390,145 and $1,160, respectively. The increase is due to the amortization of deemed interest expense.

Interest expense for the six months ended November 30, 2008 and November 30, 2007, was $169,961 and $252,752.

Minority Interest for the six months ended November 30, 2008 and November 30, 2007, was $(6,549) and $(12,840), respectively.

As a result of the foregoing, net (losses) for the six months ended November 30, 2008 and November 30, 2007, were $(1,872,098) and $(3,669,003), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At November 30, 2008, we had a working capital of $4,929,362 compared to working capital of $5,241,369 at May 31, 2008. At November 30, 2008, we had a cash balance of approximately $177,492. We are in immediate need of working capital to continue our business and operations. To date, we have been funding our operations primarily through the issuance of equity in private placement transactions with existing stockholders or affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Index

Net cash provided by operating activities was $98,049 for the six-months ended November 30, 2008 compared to net cash (used in) of $(1,594,481) for the six-months ended November 30, 2007.

Net cash provided by (used in) investing activities for the six-months ended November 30, 2008, was $0 as compared to $496,514 for the six-months ended November 30, 2007. The increase was attributable to the sale of investment.

Net cash provided by (used in) financing activities for the six-months ended November 30, 2008, was $(330,862) as compared to $268,210 for the six-months ended November 30, 2007. The decrease was attributable to the net result of repayment of debt offset by various fund raising activities.

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires a payment of certain fees and interest following which GE has agreed to extend the loan on interest-only terms at a rate of 9.5% for 12 additional months at which time the entire unpaid balance shall be due and payable. We have no current plan or capability to repay G.E. its principal. A default of this obligation could result in the delisting and/or bankruptcy of the Company. As of November 30, 2008, we owed G.E. Capital approximately $4 million which includes the principal, financing fees and unpaid interest.

In May 2003 we completed a private placement offering with one of our stockholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $50,000, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 100,000 shares of common stock. The note is convertible into our common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $1.00 per share. We also reduced the exercise price of 8,000 Series C warrants owned by the stockholder from $2.50 to $0.25 per share. The note was due and payable on May 2, 2008 and remains unpaid. A deemed dividend expense of $25,331 was recognized in conjunction with the warrants offered in this placement.

In May 2003 we completed a private placement offering with one of our stockholders consisting of convertible notes and warrants under Section 4(2) of the Securities Act of 1933. The offering consisted of an unsecured convertible promissory note in the principal amount of $20,750, bearing interest at the rate of 5% per annum and redeemable warrants to purchase 30,000 shares of common stock. The note is convertible into our common stock at the conversion rate of $0.50 per share. The Warrants are exercisable at a price of $0.65 per share. We also reduced the exercise price of 45,000 Series B warrants owned by the stockholder from $4.50 to $0.65 per share which were converted immediately for gross proceeds to us of $29,250. The note was due and payable on May 8, 2008 and remains unpaid. A deemed dividend expense of $25,901 was recognized in conjunction with the warrants offered in this placement.

In November 2004, TAP Holdings, LLC established a line of credit with BFI Business Finance. The maximum amount available under the line of credit is $2,000,000, limited to 60% of eligible accounts receivable plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (10% at May 31, 2005). The line of credit is collateralized by a security interest in TAP's accounts receivable, inventories, property and equipment and certain other assets as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). TAP must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement. As of November 30, 2008, there was $205,703 outstanding including interest.

The outstanding balance is expected to be paid from the sale of certain assets of TAP and refunded insurance deposits.

Index

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

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2008 and 2007, we had net sales of $336,615 and $313,946, respectively. Virtually all of our revenues for the fiscal year beginning June 1, 2008 until the quarter ending November 30, 2006 were derived from our CPI Holdings subsidiaryVeredi.

Prior to the fiscal year ended May 31, 2008 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2007 and 2008, net income (losses) of ($3,065,247) and $(800,052) respectively. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2007 and 2008, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the six-month period ended November 30, 2008 we have incurred additional losses of $(1,872,098)

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of November 30, 2008 we had outstanding current liabilities of $9,791,691, consisting of obligations and accruals for loans, dividends and notes payable, trade payables, taxes, unpaid salaries and other items of which approximately $1,820,000 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider ceasing operations and/or filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of November 30, 2008, Cash Tech had working capital of $$4,929,362 and available cash of $177,492. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of November 30, 2008, we also owe  approximately $4 million to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which shall expire on February 1, 2010 at which time all sums owing to GE are due and payable. A default of this obligation or failure to negotiate a renewal could result in the delisting and/or bankruptcy of the Company.

Our assets serve as collateral for various loan obligations and therefore may not be available for distribution to stockholders in the event of liquidation.

Index

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

As of November 30, 2008, we were indebted to G.E. in the amount of approximately $4 million including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's former chairman (who is not an employee of Cash Technologies). As of November 30, 2008 we owed BFI approximately $205,703 including interest. The outstanding balance owed to BFI is expected to be paid from the sale of certain assets of TAP and refunded insurance deposits.

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

As of November 30, 2008, CPI had a carrying value of $13,234,311 for its inventory.  In May 2008, at the time CPI's assets were purchased, an obsolescence reserve of $1,113,200 was established to cover potential inventory impairment.  In future periods, additional reserves may be taken based on CPI’s inventory, which could result in a substantial expense and negatively impact CPI’s financial results.

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

Index

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

Veredi Inc.’s (formerly Claim-Remedi Services, Inc.) healthcare products compete with products offered by companies that are larger, better known and better capitalized than Veredi. Veredi has taken steps and developed features designed to differentiate its products, however these steps may prove inadequate in which event Veredi might have to withdraw one or more of its products which would have a material adverse effect on Cash Technologies.

Veredi is liable for the loss or misuse of personal information.

Veredi and its affiliates have custody of, or come into contact with, various types of personal information about consumers, their medical records and financial transactions. The company has taken steps to safeguard such information and requires that its suppliers safeguard such information, however, in the event such safeguards fail to prevent the loss or misuse of personal information, the company might be liable for any damages caused thereby.

Veredi is substantially dependent on third parties for data processing and customer support.

Most data processing and customer support for Veredi’s products are performed by third parties under various exclusive and non-exclusive contracts. This reduces infrastructure development costs and increases speed to market, however the failure of a third party to perform its duties or renew a service agreement could be materially detrimental to the company's operations.

Index

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

Data processing products usually become “commoditized” as they mature, with a corresponding reduction in profit margins. This is caused by a number of factors, including: Increased competition forcing lower prices; increased volumes creating economies of scale which permit lower prices by competitors, software development costs which are eventually fully amortized also permits lower prices, et al. There is no assurance that Veredi can generate enough growth in its sales to outpace these market forces.

Risks Related to Our CoinBank Machines

Impairment Charge

We are currently holding for sale approximately 190 CoinBank machines which were manufactured when the Company was actively engaged in the sale of such equipment. The machines have a carrying value of approximately $464,890 at November 30, 2008, 2008 and $609,890 at May 31, 2008. We have taken an impairment charge of $100,000 in the quarter ended August 31, 2008 for the carrying value of our CoinBank machines. The impairment was taken due to low inventory turnover for the coin machines. In October, 2008 we sold 10 CoinBank machines for $69,500.  In future periods, while we intend to liquidate the remaining machines, additional impairment may be taken. If we conclude that such impairment exists, this could give rise to a substantial expense, which would increase our reported losses. We have identified parties interested in acquiring the remaining units, although there is no assurance that such sales will be consummated and we may not fully recover the carrying value of our CoinBank machines held for sale.

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

Index

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

Index

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

Index

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

Index

(vi) Negligently misrepresented and/or omitted material facts to TAP involving Champion, the agreement and sale of the TAP assets to Champion, and the ability of Champion to repay the Promissory Note owed to TAP.

In subsequent court proceedings, the case was transferred to federal court, following which TAP dismissed and re-filed the case, omitting the allegations described in item (ii).  Defendants have filed a cross-complaint alleging that TAP owes them $600,000 for payments allegedly improperly paid by Champion Parts, Inc. to TAP.  The company will incur significant costs to pursue this litigation and there can be no assurance that it will prevail.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULT UPON SENIOR SECUR IT IES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Index

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIB IT S AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)	Report on Form 8-K filed on March 15, 2007 under Item 7.01.
Report on Form 8-K filed on June 6, 2007 under Item 1.01 and 3.02.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the fiscal quarter ended November 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized the 20th day of January 2009.

CASH TECHNOLOGIES, INC.

By: /S/ Bruce Korman
Bruce Korman
President and Chief Executive Officer

By: /S/ Edmund King
Edmund King
Chief Financial Officer