Form 10-Q/A
period 2008-11-30
CASH TECHNOLOGIES INC
filed 2009-01-21
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-Q/A

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

NOTE 8: SEGMENT REPORTING

We operate through two principal business segments: CPI Holdings, LLC and Veredi, Inc. (formerly Claim-Remedi Services, Inc.)

Information on our business segments for the:

	Three months ended		Six months ended
	November 30,		November 30,
Net revenues:	2008	2007	2008	2007
Veredi/CashTechCard,Coin Machines	79,748	35,348	118,837	78,935
CPI Holdings	374,092	-	556,592	-
Unallocated	-	-	-	-
	453,840	35,348	675,929	78,935

Interest expense:
Veredi/CashTechCard,Coin Machines	-	-	-	-
CPI Holdings	36,554	-	75,554	-
Unallocated	8,203	179,331	94,407	252,752
	44,757	179,331	169,961	252,752

Depreciation & Amortization:
Veredi/CashTechCard,Coin Machines	120,650	-	390,145	-
CPI Holdings	-	-	-	-
Unallocated	-	406	-	1,160
	120,650	406	390,145	1,160

Segment Income (loss):
Veredi/CashTechCard,Coin Machines	-	(853,856)	-	(3,669,003)
CPI Holdings	(276,647)	-	(625,647)	-
Unallocated	(562,973)	-	(1,253,000)	-
	(839,620)	(853,856)	(1,878,647)	(3,669,003)

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