Form 10-Q
period 2009-02-28
CASH TECHNOLOGIES INC
filed 2009-04-20
CIK 1022964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2009 AND FEBRUARY 28, 2008

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

On April 20, 2009, there were 24,753,726 shares of common stock, $ .01 par value per share, issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

CASH TECHNOLOGIES, INC.
FORM 10-Q

INDEX

Index

PART I

ITEM 1. FINANCIAL STATEMENTS

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	February 28,	MAY 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,415	$410,305
Accounts receivable	552,045	128,622
Prepaid expenses and other current assets	475,960	529,896
Other receivable (net of allowance $50,000)	226,854	118,456
Inventory	12,352,875	11,967,341
Assets of discontinued operations
Cash	41	41
Accounts receivable	-	-
Prepaid expenses and other current assets	90,000	117,000
Inventory (net of allowance $121,000)	93,553	93,553
Property and equipment, net	-
Note receivable	-	-
Other assets	18,230	18,230
Total assets of discontinued operations	201,824	228,824

Total Current Assets	13,850,973	13,383,444

CoinBank machines held for sale	564,890	609,890

PROPERTY AND EQUIPMENT (net)		3,027

NOTES RECEIVABLE

CAPITALIZED SOFTWARE COSTS	-	-

HPS PREFERRED STOCK	218,401	218,401

CLAIMREMEDI PREFERRED STOCK		3,500,000

BIPS PREFERRED STOCK	-	-

OTHER ASSETS	279,400	-

TOTAL ASSETS	$14,913,664	$17,714,762

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of Notes Payable (Note 5)	$3,874,619	$3,938,524
Due to Officers and Directors	8,915	8,915
Convertible debt (Note 6)	110,012	147,337
Due to Shareholders (Note 4)	159,823	398,805
Accounts payable	2,299,582	894,202
Accrued liabilities	2,661,911	1,956,702
Dividend payable	612,492	461,246
Liabilities of discontinued operations
Accounts payable	-	-
Notes payable	336,344	336,344
Accrued expenses and other current liabilities	-	-
Total liabilities of discontinued operations	336,344	336,344

Total Current Liabilities	10,063,698	8,142,075

Long-Term Notes Payable (Note 6)	2,215,786	1,933,673

Mandatorily redeemable preferred shares	1,246,188
TOTAL LIABILITIES	13,525,672	10,075,748

COMMITMENTS & CONTINGENCIES (Note 2)	-	-

MINORITY INTEREST	(129,189)	(122,640)
MINORITY INTEREST OF DISCONTINUED OPERATIONS	-	-
TOTAL MINORITY INTEREST	(129,189)	(122,640)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stockholder's equity of discontinued operations
Additional paid in capital	979,367	979,367
Accumulated equity	(1,086,887)	(1,086,887)
Total stockholder's equity of discontinued operations	(107,520)	(107,520)

Cumulative Redeemable Preferred Stock, 1,500,000 shares authorized, 649,045 shares issued and outstanding at Feb 28, 2009 and Feb 28, 2008	10,215,024	10,906,811

Common Stock, $0.01 par value, 65,000,000 shares authorized, 24,753,726 and 24,442,976 shares issued and outstanding at Feb 28, 2009 and Feb 28, 2008	368,132	368,132
	-
Additional Paid-In-Capital	42,750,906	42,265,826
Accumulated Deficit	(51,709,361)	(45,671,595)

Total stockholders' Equity	1,517,181	7,761,654

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$14,913,664	$17,714,762

See notes to consolidated financial statements

Index

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTH PERIOD ENDED		NINE MONTH PERIOD ENDED
	FEBRUARY 28,		FEBRUARY 28,
	2009	2008	2009	2008

NET REVENUES	$569,188	$40,468	$1,244,617	$119,403
COST OF REVENUES	352,278	30,770	1,110,696	94,013

GROSS PROFIT (LOSS)	216,910	9,698	133,921	25,390

SELLING, GENERAL, & ADMINISTRATIVE EXPENSE	529,458	527,252	1,565,010	2,012,955
IMPAIRMENT OF INVESTMENT IN BIPS				2,000,000
IMPAIRMENT OF INVESTMENT IN CLAIMREMEDI	3,500,000		3,500,000
IMPAIRMENT OF COINBANK MACHINES		100,000		100,000
IMPAIRMENT OF GOODWILL			200,000
GAIN ON SALE OF HPS/CDHC STOCK				(79,580)
RESEARCH AND DEVELOPMENT		18,750		56,250
DEPRECIATION & AMORTIZATION EXPENSE	1,519	753	3,027	1,913

OPERATING LOSS	(3,814,067)	(637,057)	(5,134,116)	(4,066,148)

OTHER INCOME			30,488

INTEREST EXPENSE	178,893	109,782	737,491	362,534

PROFIT/(LOSS) BEFORE INCOME TAXES	(3,992,960)	(746,839)	(5,902,095)	(4,428,682)

INCOME TAXES		-		-

MINORITY INTEREST (Note 9)	(9,026)	(5,508)	(15,575)	(19,030)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(3,983,934)	$(741,331)	$(5,886,520)	$(4,409,652)

DISCONTINUED OPERATIONS
NET REVENUES		$-
FORGIVENESS OF DEBT		-
COST OF REVENUES		-
SELLING, GENERAL & ADMINISTRATIVE EXPENSE		(2,469)		291,322
INTEREST EXPENSE		(10,009)		(45,711)
GAIN (LOSS) FROM DISPOSITION OF SUBSIDIARY'S ASSETS		-		-
WIRTE OFF OF LONG OUTSTANDING
ESTIMATED LIIABILITIES				-
GAIN/(LOSS) FROM WRITE OFF OF LONG TERM NOTE				(7,518,118)
Extraordinary Gain on purchase of CPI assets		-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	(12,478)	-	(7,272,507)
NET INCOME (LOSS)	$(3,983,934)	$(753,809)	$(5,886,520)	$(11,682,159)

Dividends & deemed dividends	$50,415	$50,000	$151,246	$150,000

Net income (loss) allocable to common shareholders	$(4,034,349)	$(803,809)	$(6,037,766)	$(11,832,159)

Basic and diluted net income (loss) per share before extraordinary income	$(0.16)	$-	$(0.24)	$(0.32)

Basic and diluted net income (loss) per share for extraordinary income		$-		$(0.32)

Basic and diluted weighted average shares of common stock outstanding	24,753,726	34,671,863	24,753,726	34,671,863

See notes to consolidated financial statements

Index

CASH TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	PERIOD ENDED
	FEBRUARY 28,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(5,886,520)	$(11,682,159)
Adjustments to reconcile net loss to net cash used by
operating activities:
Bad Debt Expense-discontinued operations		7,938,663
Impairment of investment in BIPS		2,000,000
Impairment of investment in ClaimRemedi	3,500,000
Gain on sale of investment		(79,580)
Minority interest	(6,549)	(18,348)
Amortization deemed interest expense	568,221	16,360
Depreciation expense	3,027	(1,572)
Other Assets		472,973
Gain on sale of asset		-
Impairment of CoinBank machines held for sale		100,000

Changes in operating assets and liabilities:
Accounts receivable	(423,422)	(770)
Inventory	(385,534)	-
Coinbank Machinery Held for Sale		-
Prepaid expenses and other current assets	53,936	(500,377)
Other receivable	(108,398)	(127)
Accrued interest		49,820
Accounts payable	1,405,380	(482,957)
Accrued expenses and other current liabilities	705,209	(673,422)
Change in net assets of business held for sale	72,000	1,024,490
Net cash provided by (used in) operating activities	(502,651)	(1,837,006)

INVESTING ACTIVITIES:

Proceeds from sale of investment	-	500,000
Purchase of inventory	-

Net cash provided by (used in) investing activities	-	500,000

FINANCING ACTIVITIES:

Net proceeds from issuance of preferred stock	275,001	31,001
Proceeds from Long-term debt	198,972	260,000
Proceeds from short term debt		(83,215)
Repayments on short-term debt	(340,212)	-
Repayments on long-term debt		-
Proceeds from sale of common stock		33,963

Net cash provided by (used in) financing activities	133,761	241,749

CHANGE IN CASH AND CASH EQUIVALENTS	(368,890)	(1,095,257)

Cash and Cash Equivalents, Beginning of Period	410,305	1,107,649

Cash and Cash Equivalents, End of Period	$41,415	$12,392

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes	2,400	-

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS

Gain (Loss) on operations of discontinued operations		$(7,372,507)
Dividends declared on preferred stock	$108,831	$150,000

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

PRESENTATION OF INTERIM INFORMATION:

In the opinion of the management of Cash Technologies, Inc. (“Cash Tech” or the "Company"), the accompanying unaudited condensed consolidated financial statements include all normal adjustments considered necessary to present fairly the financial position as of February 28, 2009 and the results of operation and cash flows for the three and nine-month periods ended February 28, 2009 and February 28, 2008. Interim results are not necessarily indicative of results to be expected for any subsequent quarter or for the entire fiscal year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q. These condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been omitted pursuant to such SEC rules and regulations. These financial statements should be read in conjunction with the Company's audited financial statements and the accompanying notes included in the Company's Form 10-KSB for the year ended May 31, 2008, filed with the SEC. The results of operations for the three and nine-month periods ended February 28, 2009, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141(R)”), which requires entities to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.    We have not determined the effect that the adoption of SFAS No. 141(R) will have on its consolidated financial statements, but the impact will be limited to any future acquisitions beginning in our 2010 fiscal year.

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

IMPAIRMENT OF CLAIMREMEDI
Due to the de-emphasis of our medical software products business, Veredi, Inc., following the acquisition of the Champion assets in May 2008, and the resulting impact on performance targets in our agreement with medical software development partner ClaimRemedi, Inc. (“ClaimRemedi”), we have agreed to exchange preferred stock we previously issued to ClaimRemedi for common stock of ClaimRemedi which we held and impaired the value of our investment in ClaimRemedi.

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

NOTE 3:  STOCKHOLDERS’ EQUITY

During the nine month period ended February 28, 2009, the Company raised a total of $279,400 through the sale of the Company’s preferred stock to principals of Turbomotive, Inc, in support of CPI Holdings’ acquisition of certain turbocharger intellectual property and related assets.

NOTE 4: RELATED PARTY TRANSACTIONS

As of February 28, 2009, we were in arrears of approximately $535,500 for the salary to Mr. Korman, and owed $259,638 in accrued rent for our offices to a company in which Mr. Korman has a beneficial interest.

In addition, for the same period we were in arrears of approximately $32,000 for the salary to Mr. King.

NOTE 5: NOTE PAYABLE

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires interest-only payments at a rate of 11% until February 1, 2010 at which time the entire unpaid balance shall be due and payable. We have no current plan or capability to repay G.E. its principal. A default of this obligation could result in the delisting and/or bankruptcy of the Company. As of February 28, 2009, we owed G.E. Capital approximately $4 million, which includes the principal, financing fees and unpaid interest.

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

Index

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

As of February 28, 2008, we still owed $120,750 in principal and interest to the remaining noteholders. There can be no assurance that we will be able to pay the remaining noteholders when the notes are due and that the noteholders will not declare an event of default and demand immediate payment or seek to attach our assets, including our EMMA technology. (See Risk Factors).

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

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the issue costs, value of the beneficial conversion feature and value of the warrants amounting to $75,000, $328,579 and $290,996, respectively, have been recorded as a discount to convertible notes and are being amortized over the term of the notes using the straight-line method.  For the three months ended February 28, 2009, amortization of the discount was $6,918, $79,609 and $62,255, respectively.  For the nine months ended February 28, 2009, amortization of the discount was $20,985, $241,502 and $188,288, respectively.  Unamortized debt discount as of February 28, 2009 are $25,189, $775,096 and $612,323, respectively

Index

NOTE 7: STOCK BASED COMPENSATION

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

For the nine month period ended February 28, 2009, the fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the weighted average assumption for options granted during 2003-2008, expected life of the option is 5 years, expected volatility of 134.46%, risk free interest rate of 3.76% and a 0% dividend yield. No option grants occurred during the period.

NOTE 8: SEGMENT REPORTING

We operate through principal business segments: CPI Holdings, LLC and Veredi, Inc. (formerly Claim-Remedi Services, Inc.)

Information on our business segments for the:

	Three months ended		Nine months ended
	February 28,		February 28,
Net revenues:	2009	2008	2009	2008
ClaimRemedi/CashTechCard,Coin Machines	18,602	40,468	137,439	119,403
CPI Holdings	550,586	-	1,107,178	-
Unallocated	-	-	-	-
	569,188	40,468	1,244,617	119,403

Interest expense:
ClaimRemedi/CashTechCard,Coin Machines	-	-	-	-
CPI Holdings	386,780	-	462,334	-
Unallocated	180,750	109,782	275,157	362,534
	567,530	109,782	737,491	362,534

Depreciation & Amortization:
ClaimRemedi/CashTechCard,Coin Machines	-	-	-	-
CPI Holdings	-	-	-	-
Unallocated	1,519	753	3,027	1,913
	1,519	753	3,027	1,913

Segment Income (loss):
ClaimRemedi/CashTechCard,Coin Machines	-	(198,711)	(25,161)	(2,775,850)
CPI Holdings	(761,853)	-	(1,387,500)	-
Unallocated	(3,222,081)	(542,620)	(4,473,859)	(1,633,802)
	(3,983,934)	(741,331)	(5,886,520)	(4,409,652)

Index

On May 5, 2008 CPI Holdings, LLC (dba Champion Parts) acquired assets of Champion Parts, Inc. for $2.97 million.

NOTE 9: MINORITY INTEREST

For the three month periods ended February 28, 2009 and February 28, 2008, we allocated $0 and $6,291 of losses in CT Holdings to minority interest.  For the nine month periods ended February 28, 2009 and 2008, we allocated $6,549 and $12,840 of losses in CT Holdings to minority interest.

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

NOTE 11: SUBSEQUENT EVENTS

On February 25, 2009 the Company received a letter from NYSE Alternext US (the “Exchange”) notifying the Company that the Exchange intended to file a delisting application with the SEC due to the Company’s failure to meet certain continued listing requirements of the Exchange.

The letter acknowledged that the Company met 5 of the 6 listing criteria cited by the Exchange in its letter dated November 1, 2007, including the requirement to maintain $6,000,000 in shareholders’ equity, but stated that in the opinion of the Exchange the Company continued to be “financially impaired,” a violation of Section 1003(a)(iv) of the Company Guide.

The letter also cited violations of certain other listing criteria, including Company Guide Sections 704, 1003(d) and 132(e), which refer to the failure to hold an annual meeting in 2008 and provide certain information, Section 1003(f)(v), which is the failure to effect a reverse split of the Company’s stock and Section 1002(b), which was the Exchange’s opinion that the Company’s reduced market cap makes “further dealings on the Exchange inadvisable.”

The Company believed that it met the objective financial criteria of the Exchange and that the cited financial violations were subjective and failed to adequately consider the Company’s significant improvements in revenues and shareholders’ equity.  Nevertheless, the Company decided that it would not appeal the decision and to pursue trading on the OTC Bulletin Board market for several reasons:

(a) The Company had annually incurred a six-figure expense from Exchange listing fees, additional listing application fees, legal, accounting and transaction structuring expenses which it will not have to incur on the OTCBB;

(b) Management believes that the Company’s stock price will be determined by investors based primarily on financial performance without regard to its listing on any exchange and that the Company’s uncertain listing status has itself contributed to the Company’s low stock price;

(c) Management believes that given the Company’s expected growth over the next year, the drastic reverse split demanded by the Exchange was and is not in the best interest of the Company’s shareholders.

The Company ceased trading on the Exchange on March 12, 2009 and began trading on the “Pink Sheets” under the symbol “CTQN.”  An application is now pending with NASDAQ to initiate trading on the OTC Bulletin Board.  NASDAQ provides no estimate of the time to review such an application and while management believes that the Company is qualified for the Bulletin Board, there can be no assurance that it’s application will be approved.

As a further consequence of our delisting from Amex/NYSE Alternext, we have re-classified certain preferred stock that contained mandatory redemption provisions.

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

Index

Introduction

Cash Technologies, Inc., is a Delaware corporation, incorporated in August 1995. Unless the context otherwise requires, references herein to "we," "our" or "Cash Tech" refers to Cash Technologies, Inc., and its wholly-owned and majority-owned subsidiaries National Cash Processors, Inc., a Delaware corporation; CoinBank Automated Systems, Inc., a Delaware corporation; CoinBank Automation Handels GmbH, organized and operating in Salzburg, Austria, Cash Tech Card Systems, Inc., a Delaware corporation, CT Holdings, LLC., a Delaware limited liability company of which we own 86.65%, CPI Holdings, LLC dba Champion Parts, an Arkansas limited liability company, Veredi, Inc. (formerly Claim-Remedi Services, Inc)., a Delaware company and TAP Holdings, LLC (formerly dba Tomco Auto Products), a California limited liability company. Our address is 1434 West 11th Street, Los Angeles, California 90015. Our telephone number is (213) 745-2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2009 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2008.

Index

Net revenues for the three-month period ended February 28, 2009 increased to $569,188 compared to $40,468 for the same 2008 period. The increase in net revenue is attributable primarily to the acquisition of the Champion assets and the corresponding start of operations of CPI Holdings.

Cost of revenues for the three-month period ended February 28, 2009 was $352,278 compared to $30,770 for the same 2008 period. The increase in cost of revenues is directly related to the increase in sales from the start of our CPI Holdings subsidiary.

Gross profit (loss) for the three months ended February 28, 2009 was $216,910 compared to a Gross profit of $9,698 for the same period a year ago.

Selling, General and Administrative expenses for the three months ended February 28, 2009, was $529,458 compared to $527,252 for the same three months ended February 28, 2008. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Impairment of investment in ClaimRemedi was $3,500,000 for the three months ended February 28, 2009.  Although this asset has been written off, management believes there may be value to this asset yet there is no reliable way to evaluate this asset at this time.

Research and development expenses for the three months ended February 28, 2009 were $0 and for 2008, were $18,750.

Depreciation and amortization expenses for the three months ended February 28, 2009, and February 28, 2008, were $1,519 and $753, respectively.   The increase was due to additional amortization expense related to the acquisition of the CPI assets.

Interest expense for the three months ended February 28, 2009 and February 28, 2008, was $178,893 and $109,782.  The increase was due to additional imputed interest related to the acquisition of the CPI assets.

Minority Interest for the three months ended February 28, 2009 and February 28, 2008, was $9,026 and $5,508, respectively.

As a result of the foregoing, net income (losses) for the three months ended February 28, 2009 and February 28, 2008, were $(3,983,934) and $(741,331), respectively.

NINE MONTHS ENDED FEBRUARY 28, 2009 COMPARED TO THE NINE MONTHS ENDED FEBRUARY 28, 2008.

Net revenues for the nine-month period ended February 28, 2009 increased to $1,244,617 compared to $119,403 for the same 2008 period. The increase in net revenue is attributable primarily to the acquisition of the Champion assets and the corresponding start of operations of CPI Holdings.

Cost of revenues for the nine-month period ended February 28, 2009 was $1,110,696 compared to $94,013 for the same 2008 period. The increase in cost of revenues is directly related to the increase in sales from the start of our CPI Holdings subsidiary.

Gross profit for the nine months ended February 28, 2009 was $133,921 compared to a Gross profit of $25,390 for the same period a year ago.

Index

Selling, General and Administrative expenses for the nine months ended February 28, 2009, decreased to $1,565,010 compared to $2,012,955 for the same nine months ended February 28, 2008. These expenses consist primarily of wages (and wage related costs), outside contractor expenses, travel/promotional expenses, professional services and facilities/office related expenses.

Research and development expenses for the nine months ended February 28, 2009 were $0 and for 2008, were $56,250.

Impairment of investment in ClaimRemedi was $3,500,000 for the nine months ended February 28, 2009.  Although this asset has been written off, management believes there may be value to this asset yet there is no reliable way to evaluate this asset at this time.

Impairment of CoinBank Machines was $0 for the nine month period ended February 28, 2009 and $100,000 for the nine month period ended February 28, 2008.

Impairment of BIPS was $0 for the nine month period ended February 28, 2009 and $2,000,000 for the same period in 2008.

Depreciation and amortization expenses for the nine months ended February 28, 2009, and February 28, 2008, were $3,027 and $1,913, respectively.

Interest expense for the nine months ended February 28, 2009 and February 28, 2008, was $737,491 and $362,534.

Minority Interest for the nine months ended February 28, 2009 and February 28, 2008, was $(15,575) and $(19,030), respectively.

As a result of the foregoing, net (losses) for the nine months ended February 28, 2009 and February 28, 2008, were $(5,886,520) and $(4,409,652), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations. At February 28, 2009, we had working capital of $3,787,275 compared to working capital of $5,241,369 at May 31, 2008. At February 28, 2009, we had a cash balance of approximately $41,415. We are in immediate need of working capital to continue our business and operations. To date, we have been funding our operations primarily through the issuance of equity in private placement transactions with existing stockholders or affiliates of stockholders. There can be no assurance that we will be able to continue to raise required working capital in this or any other manner.

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

Net cash provided by (used in) operating activities was $(502,651) for the nine-months ended February 28, 2009 compared to $(1,837,006) for the nine-months ended February 28, 2008.

Net cash provided by (used in) investing activities for the nine-months ended February 28, 2009, was $0 as compared to $500,000 for the nine-months ended February 28, 2008. The increase was attributable to the sale of investment.

Index

Net cash provided by (used in) financing activities for the nine-months ended February 28, 2009, was $133,761 as compared to $241,749 for the nine-months ended February 28, 2008. The decrease was attributable to the net result of repayment of debt offset by various fund raising activities.

In 1997, we entered into a credit agreement with G.E. Capital Corporation, or G.E. Capital, pursuant to which we borrowed $ 5,500,000 for the purchase of CoinBank component equipment, working capital and general corporate purposes. Due to our inability to repay G.E. Capital on the original terms, on September 29, 2000 we entered into the first of several loan modifications with G.E. The most recent modification requires a payment of certain fees and interest following which GE has agreed to extend the loan on interest-only terms at a rate of 9.5% for 12 additional months at which time the entire unpaid balance shall be due and payable. We have no current plan or capability to repay G.E. its principal. A default of this obligation could result in the delisting and/or bankruptcy of the Company. As of February 28, 2009, we owed G.E. Capital approximately $4 million which includes the principal, financing fees and unpaid interest.

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

In November 2004, TAP Holdings, LLC established a line of credit with BFI Business Finance. The maximum amount available under the line of credit is $2,000,000, limited to 60% of eligible accounts receivable plus 60% of eligible inventory up to $1,000,000, less any availability reserves, as defined in the loan agreement. Interest is payable monthly at 4.0% per annum above the prime interest rate (10% at May 31, 2005). The line of credit is collateralized by a security interest in TAP's accounts receivable, inventories, property and equipment and certain other assets as well as a limited personal guaranty from TAP's chairman (who is not an employee of Cash Technologies). TAP must also adhere to covenant limitations, conditions and restrictions as set forth in the loan and security agreement. As of February 28, 2009, there was $205,703 outstanding including interest.

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

Index

We have limited revenues and a history of incurring losses, which has resulted in our independent accountants issuing opinions containing doubts about our ability to continue as a going concern.

We have generated limited revenues since our inception, and, while we expect to generate significant revenues within the next fiscal year, there is no assurance that we will be successful. For the fiscal years ended May 31, 2008 and 2007, we had net sales of $336,615 and $313,946, respectively. Virtually all of our revenues for the fiscal year beginning June 1, 2008 until the quarter ending February 28, 2009 were derived from our CPI Holdings subsidiary.

Prior to the fiscal year ended May 31, 2008 we have incurred losses since our inception. For the last two fiscal years ended May 31, 2007 and 2008, net income (losses) of ($3,065,247) and $(800,052) respectively. In its reports accompanying our audited financial statements for the fiscal years ended May 31, 2007 and 2008, our independent auditors included an explanatory paragraph wherein they expressed substantial doubt about our ability to continue as a going concern. For the nine-month period ended February 28, 2009 we have incurred additional losses of $(1,872,098).

We are unable to pay our current liabilities, and must rely on the continued forbearance of specific creditors to avoid bankruptcy.

As of February 28, 2009 we had outstanding current liabilities of $9,791,691, consisting of obligations and accruals for loans, dividends and notes payable, trade payables, taxes, unpaid salaries and other items of which approximately $1,820,000 is not being paid as agreed. Our creditors have, to date, agreed not to accelerate on these obligations and not to foreclose on our assets. However, should the creditors demand immediate repayment, we would have to raise the needed funds to satisfy the obligations, possibly on unsatisfactory terms or failing that, we would have to consider ceasing operations and/or filing for bankruptcy protection.

We have an immediate need for capital and if we are unable to obtain the financing we need, our business may fail.

As of February 28, 2009, Cash Tech had working capital of $4,929,362 and available cash of $177,492. Our capital requirements have been and will continue to be significant, and our cash requirements have exceeded cash flow from operations since inception. We are in immediate need of capital to continue to operate. We have been dependent on the proceeds of private placements of our debt and equity securities to satisfy our working capital requirements. We will be dependent upon the proceeds of future private placement offerings or other public offerings to fund our short-term working capital requirements, to fund certain marketing activities and to continue implementing our business strategy. There can be no assurance we will be able to raise necessary capital. To the extent that we incur indebtedness or issue debt securities, we will be subject to all of the risks associated with incurring indebtedness, including the risks that interest rates may fluctuate and cash flow may be insufficient to pay principal and interest on any such indebtedness. Any inability to obtain additional financing when needed could require us to significantly curtail, or possibly cease altogether, our operations. There can be no assurance that our lenders will not declare an event of default and demand immediate payment or seek to attach our assets. As of February 28, 2009, we also owe approximately $4 million to General Electric Capital Corporation. In 2000, we entered into the first of several loan renewals with G.E., the most recent of which shall expire on February 1, 2010 at which time all sums owing to GE are due and payable. A default of this obligation or failure to negotiate a renewal could result in the delisting and/or bankruptcy of the Company.

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

Index

As of February 28, 2009, we were indebted to G.E. in the amount of approximately $4 million including interest. As a result of the aforementioned security interests, creditors would be entitled to collect upon the assets prior to any distribution being available to holders of our Common Stock or Preferred Stock.

The BFI loan is a revolving accounts receivable credit facility secured by all of the business assets of TAP Holdings, LLC as well as a limited personal guaranty from TAP's former chairman (who is not an employee of Cash Technologies). As of N February 28, 2009 we owed BFI approximately $205,703 including interest. The outstanding balance owed to BFI is expected to be paid from the sale of certain assets of TAP and refunded insurance deposits.

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

As of N February 28, 2009, CPI had a carrying value of $13,234,311 for its inventory.  In May 2008, at the time CPI's assets were purchased, an obsolescence reserve of $1,113,200 was established to cover potential inventory impairment.  In future periods, additional reserves may be taken based on CPI’s inventory, which could result in a substantial expense and negatively impact CPI’s financial results.

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

Index

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

Index

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

The market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. The one year sale price for our common stock, as reported by the American Stock Exchange has fluctuated from a low of $0.02 to a high of $0.60 per share. The market price of our common stock could be impacted by a variety of factors, including:

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

Index

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

Index

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

TAP Holdings and Cash Tech settled this case on March 24, 2009 by agreeing to pay Del Rey the sum of $30,000 in monthly payments of $2,000 each beginning in October 2009.  While TAP and Cash Tech believed that it had strong meritorious defenses to Del Rey’s claims and a provable counterclaim, the cost and distraction of litigation and unlikelihood of recovery in the event Tap and Cash Tech prevailed made the settlement the best use of the Company’s resources in the opinion of Management.

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
Report on Form 8-K filed on June 6, 2007 under Item 1.01 and 3.02.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q for the fiscal quarter ended February 28, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized the 20th day of April 2009.

CASH TECHNOLOGIES, INC.

By: /S/ Bruce Korman
Bruce Korman
President and Chief Executive Officer

By: /S/ Edmund King
Edmund King
Chief Financial Officer